Form 10-Q
period 2020-09-30
PLIANT THERAPEUTICS, INC.
filed 2020-11-10
CIK 1746473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒ As of November 7, 2020, the registrant had 35,479,853 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3
	Condensed Balance Sheets as September 30, 2020 (Unaudited) and December 31, 2019	3
	Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019 (Unaudited)	4
	Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2020 and 2019 (Unaudited)	5
	Condensed Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (Unaudited)	7
	Notes to Condensed Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41

PART II.	Other Information	42

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	85
Item 3.	Defaults Upon Senior Securities	85
Item 4.	Mine Safety Disclosures	85
Item 5.	Other Information	85
Item 6.	Exhibits	86

Signatures		87

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Pliant Therapeutics, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except number of shares and per share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$55,224	$85,807
Short-term investments	238,776	16,966
Accounts receivable	7,131	7,052
Tax credit receivable	83	333
Prepaid expenses and other current assets	6,515	1,742
Total current assets	307,729	111,900
Property and equipment, net	4,144	4,079
Other non-current assets	451	3,085
Total assets	$312,324	$119,064
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$3,140	$1,250
Accrued liabilities (Note 5)	7,886	6,922
Total current liabilities	11,026	8,172
Other long-term liabilities (Note 5)	952	912
Total liabilities	11,978	9,084
Commitments and Contingencies (Note 13)
Preferred stock, $0.0001 par value; 10,000,000 shares and 0 shares authorized at September 30, 2020 and December 31, 2019, respectively; 0 shares issued and outstanding at September 30, 2020 and December 31, 2019;	—	—
Series A redeemable convertible preferred stock, $0.0001 par value; 0 and 56,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 0 and 56,000,000 shares issued and outstanding, at September 30, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $0 and $62,468 at September 30, 2020 and December 31, 2019, respectively;	—	62,468
Series B redeemable convertible preferred stock, $0.0001 par value; 0 shares and 49,501,221 shares authorized at September 30, 2020 and December 31, 2019, respectively; 0 shares and 49,501,221 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $0 and $75,860 at September 30, 2020 and December 31, 2019, respectively;	—	75,860
Series C redeemable convertible preferred stock, $0.0001 par value; 0 shares and 44,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 0 shares and 26,360,745 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $0 and $47,947 at September 30, 2020 and December 31, 2019, respectively;	—	47,947
Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 300,000,000 and 181,000,000 shares authorized at September 30, 2020 and December 31, 2019; and 35,465,715 and 1,846,024 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively;	3	1
Additional paid-in capital	399,162	—
Accumulated deficit	(98,801)	(76,295)
Accumulated other comprehensive loss	(18)	(1)
Total stockholders’ equity (deficit)	300,346	(76,295)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$312,324	$119,064

*	The condensed balance sheet as of December 31, 2019 has been derived from the audited financial statements as of that date.

The accompanying notes are an integral part of these condensed financial statements

Pliant Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue — related party	$4,814	$—	$37,352	$—
Operating expenses:
Research and development	(16,884)	(10,779)	(48,339)	(35,626)
General and administrative	(4,591)	(2,583)	(11,642)	(7,827)
Total operating expenses	(21,475)	(13,362)	(59,981)	(43,453)
Loss from operations	(16,661)	(13,362)	(22,629)	(43,453)
Interest income	72	148	392	701
Other income (expense), net	55	(41)	(269)	(48)
Net loss	$(16,534)	$(13,255)	$(22,506)	$(42,800)
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	—	(1,375)	—	(4,078)
Net loss attributable to common stockholders	$(16,534)	$(14,630)	$(22,506)	$(46,878)
Net loss per share, attributable to common stockholders:
Basic	$(0.47)	$(8.53)	$(1.36)	$(30.03)
Diluted	$(0.47)	$(8.53)	$(1.36)	$(30.03)
Shares used in computing net loss per share attributable to common stockholders:
Basic	35,445,504	1,714,285	16,592,746	1,561,242
Diluted	35,445,504	1,714,285	16,592,746	1,561,242
Comprehensive loss:
Net loss	$(16,534)	$(13,255)	$(22,506)	$(42,800)
Net unrealized gain (loss) on short-term investments	$12	$(10)	$(17)	$1
Total other comprehensive income (loss)	12	(10)	(17)	1
Comprehensive loss	$(16,522)	$(13,265)	$(22,523)	$(42,799)

The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except number of shares and per share amounts)

	Redeemable Convertible Preferred Stock									Additional	Accumulated Other		Total
	Series A		Series B		Series C		Common Stock			Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares		Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2019	56,000,000	$62,468	49,501,221	$75,860	26,360,745	$47,947	1,846,024		$1	$—	$(1)	$(76,295)	$(76,295)
Issuance of Series C redeemable preferred stock, net of issuance costs of $167	—	—	—	—	28,527,313	52,038	—		—	—	—	—	—
Vesting of founders’ common stock and restricted stock awards	—	—	—	—	—	—	52,093		—	4	—	—	4
Option exercises	—	—	—	—	—	—	8,252		—	26	—	—	26
Stock-based compensation expense	—	—	—	—	—	—	—		—	425	—	—	425
Net unrealized gain on short-term investments	—	—	—	—	—	—	—		—	—	60	—	60
Net income	—	—	—	—	—	—	—		—	—	—	11,029	11,029
Balance at March 31, 2020	56,000,000	$62,468	49,501,221	$75,860	54,888,058	$99,985	1,906,349	*	$1	$455	$59	$(65,266)	$(64,751)
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	—	—	10,350,000		1	148,399	—	—	148,400
Issuance of common stock upon private placement	—	—	—	—	—	—	625,000		—	10,000	—	—	10,000
Vesting of founders’ common stock and restricted stock awards	—	—	—	—	—	—	40,102		—	1	—	—	1
Option exercises	—	—	—	—	—	—	73,719		—	177	—	—	177
Conversion of Series A, B, C convertible preferred stock to common stock	(56,000,000)	(62,468)	(49,501,221)	(75,860)	(54,888,058)	(99,985)	22,432,029		1	238,292	—	—	238,293
Stock-based compensation expense	—	—	—	—	—	—	—		—	786	—	—	786
Net unrealized loss on short-term investments	—	—	—	—	—	—	—		—	—	(89)	—	(89)
Net loss	—	—	—	—	—	—	—		—	—	—	(17,001)	(17,001)
Balance, June 30, 2020	—	$—	—	$—	—	$—	35,427,199		$3	$398,110	$(30)	$(82,267)	$315,816
Additional issuance costs related to initial public offering	—	—	—	—	—	—	—		—	(123)	—	—	(123)
Vesting of founders’ common stock and restricted stock awards	—	—	—	—	—	—	38,058		—	3	—	—	3
Option exercises	—	—	—	—	—	—	458		—	3	—	—	3
Stock-based compensation expense	—	—	—	—	—	—	—		—	1,169	—	—	1,169
Net unrealized gain on short-term investments	—	—	—	—	—	—	—		—	—	12	—	12
Net loss	—	—	—	—	—	—	—		—	—	—	(16,534)	(16,534)
Balance, September 30, 2020	—	$—	—	$—	—	$—	35,465,715		$3	$399,162	$(18)	$(98,801)	$300,346

*	Common stock share amounts do not add up due to rounding.

The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except number of shares and per share amounts)

	Redeemable Convertible Preferred Stock								Additional	Accumulated Other		Total
	Series A		Series B		Series C		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Gain	Deficit	Deficit
Balance at December 31, 2018	56,000,000	$61,516	49,501,221	$70,587	—	$—	1,363,000	$1	$—	$—	$(71,470)	$(71,469)
Vesting of founders’ common stock and restricted stock awards	—	—	—	—	—	—	126,057	—	8	—	—	8
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	—	—	—	1,344	—	—	—	—	(320)	—	(1,024)	(1,344)
Stock-based compensation expense	—	—	—	—	—	—	—	—	312	—	—	312
Net unrealized gain on short- term investments	—	—	—	—	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	—	—	—	—	(14,023)	(14,023)
Balance at March 31, 2019	56,000,000	$61,516	49,501,221	$71,931	—	$—	1,489,057	$1	$—	$3	$(86,517)	$(86,513)
Vesting of founders’ common stock and restricted stock awards	—	—	—	—	—		139,363	—	9	—	—	9
Option exercises	—	—	—	—	—	—	21,940	—	132	—	—	132
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	—	—	—	1,359	—	—	—	—	(647)	—	(712)	(1,359)
Stock-based compensation expense	—	—	—	—	—		—	—	506	—	—	506
Net unrealized gains on short- term investments	—	—	—	—	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	—	—	—	—	(15,522)	(15,522)
Balance at June 30, 2019	56,000,000	$61,516	49,501,221	$73,290	—	$—	1,650,360	$1	$—	$11	$(102,751)	$(102,739)
Vesting of founders’ common stock and restricted stock awards	—	—	—	—	—		116,865	—	7	—	—	7
Option exercises	—	—	—	—	—	—	6,774	—	14	—	—	14
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	—	—	—	1,375	—	—	—	—	(501)	—	(874)	(1,375)
Stock-based compensation expense	—	—	—	—	—		—	—	480	—	—	480
Net unrealized loss on short- term investments	—	—	—	—	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	—	—	—	—	(13,255)	(13,255)
Balance at September 30, 2019	56,000,000	$61,516	49,501,221	$74,665	—	$—	1,773,999	$1	$—	$1	$(116,880)	$(116,878)

The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2020	2019
Cash flows from operating activities
Net loss	$(22,506)	$(42,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	963	823
Stock-based compensation expense	2,380	1,298
Changes in operating assets and liabilities:
Tax credit receivable	250	(20)
Accounts receivable	(79)	—
Prepaid expenses and other current assets	(4,774)	(1,321)
Other non-current assets	(70)	(88)
Accounts payable	1,826	212
Accrued liabilities	1,228	2,357
Other long-term liabilities	(4)	45
Net cash used in operating activities	(20,786)	(39,494)
Cash flows from investing activities
Purchase of short-term investments	(267,818)	(34,751)
Maturity of short-term investments	45,997	27,023
Accretion of short-term investments	(6)	(242)
Purchase of property and equipment	(945)	(780)
Net cash used in investing activities	(222,772)	(8,750)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	150,751	—
Proceeds from issuance of common stock upon completion of private placement	10,000	—
Proceeds from issuance of Series C preferred stock, net of issuance costs	52,019	—
Proceeds from exercise of stock options	205	—
Proceeds from issuance of restricted common stock	—	146
Payment of deferred offering costs	—	(1,438)
Net cash provided by/(used) in financing activities	212,975	(1,292)
Net decrease in cash and cash equivalents	(30,583)	(49,536)
Cash and cash equivalents at beginning of period	85,807	60,949
Cash and cash equivalents at end of period	$55,224	$11,413
Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued liabilities	$242	$—
Reclassification of restricted stock awards from liabilities to common stock upon vesting	$9	$24
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	$—	$4,078
Deferred offering costs in accounts payable and accrued liabilities	$—	$1,152
Net unrealized (loss) gain on short-term investments	$(17)	$1

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

Reverse Stock Split

On May 22, 2020, the Company implemented a 1-for-7.15 reverse stock split of the Company’s common stock. Stockholders entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. All share and per share data shown in the accompanying financial statements and related notes have been retroactively revised to reflect the reverse stock split. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of the Company’s Preferred Stock were proportionately reduced and the respective conversion prices were proportionately increased. As of June 3, 2020, all outstanding preferred stock have been converted into common stock.

Initial Public Offering

On June 3, 2019, the Company’s registration statement on Form S-1 was declared effective by the United States Securities and Exchange Commission (“SEC”), for its initial public offering (“IPO”) of its common stock.  The Company’s shares of common stock started trading on the Nasdaq Select Global Market on June 3, 2020 and the transaction closed on June 5, 2020. In connection with the IPO, the Company sold an aggregate of 10,350,000 shares of common stock, which included 9,000,000 shares of common stock and 1,350,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares, at a public offering price of $16.00 per share. The aggregate net proceeds received by the Company from the offering were $148.3 million, net of underwriting discounts, commissions and offering expenses of $5.7 million, of which $2.6 million were paid in 2019 and $3.1 million paid in the current year. Upon the closing of the IPO, 160,389,279 shares of the Company’s outstanding convertible preferred stock were automatically converted to common stock on a 7.15:1 basis and the related carrying amount of $238.3 million was reclassified to common stock and additional paid-in capital within stockholders’ equity (deficit).

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

The accompanying condensed balance sheet as of September 30, 2020, condensed statements of operations and comprehensive loss, condensed statements of cash flows, and the condensed statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2020 and 2019, are unaudited. The balance sheet as of December 31, 2019 was derived from audited financial statements as of and for the year ended December 31, 2019. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2019, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2020, and the results of its operations and its cash flows for the three and nine months ended September 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2020 and 2019, are also unaudited.

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

During the three and nine months ended September 30, 2020, the entirety of the Company’s revenue—related party is related to the Collaboration and License Agreement with Novartis. The Company did not have any prior revenue agreements and did not recognize revenue during the three and nine months ended September 30, 2019. Receivables from collaborations are typically unsecured and are concentrated in the biopharmaceutical industry. Accordingly, the Company may be exposed to credit risk generally associated with biopharmaceutical companies or specific to the Novartis Agreement. An allowance on the receivables will be recorded if circumstances indicate collection is doubtful for a particular receivables balance. To date, the Company has not experienced any losses related to these receivables.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company invests in money market funds, treasury bill and notes, government notes and corporate debt securities. The Company limits its credit risk associated with its cash and cash equivalents by placing them with banks and institutions it believes are highly credit worthy and in highly rated investments. The Company performs credit evaluations of its customer, and the risk with respect to accounts receivable is further mitigated by the short duration of customer payment terms, generally within 60 days, and the pedigree of the customer base. During the three and nine months ended September 30, 2020, Novartis accounted for 100% of the Company’s revenue—related party and accounts receivable.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in Money Market Funds, United States (“U.S.”) treasury securities, U.S. government agency securities and corporate debt securities and are stated at fair value.

Short-Term Investments

The Company’s short-term investments consist of U.S. Treasury securities, U.S. government agency securities and corporate debt securities with remaining maturities beyond three months at the date of purchase. The Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time even prior to maturity and such investments represent cash available for current operations. As a result, short-term investments may include securities with maturities beyond twelve months that are classified within current assets in the Balance Sheets. As of September 30, 2020 and December 31, 2019, all of the Company’s short-term investments were classified as available-for-sale and were carried at fair market value with unrealized losses or income recorded in “other comprehensive income and loss” (“OCI”) in the statements of operations and comprehensive loss. See Note 3 for further details.

Short-term investments are considered impaired when a decline in fair value is judged to be other-than-temporary. The Company consults with its investment managers and considers available quantitative and qualitative evidence in evaluating potential impairment of its short-term investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost and its intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge will be recorded to other expense, net, in the statements of operations and comprehensive loss and a new cost basis in the short-term investment will be established. As of September 30, 2020, the Company had not recorded any impairment related to other-than-temporary declines in the fair value of short-term investments.

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

Upon retirement or sale of the assets, the cost and related accumulated depreciation and amortization are removed from the balance sheets and the resulting gain or loss is recorded to the statements of operations and comprehensive loss. Repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long-lived assets during the three and nine months ended September 30, 2020 and 2019.

Redeemable Convertible Preferred Stock

All preferred stock was automatically converted into common stock upon the Company’s IPO in June 2020. Prior to this conversion, the Company classified redeemable convertible preferred stock outside of stockholders’ equity (deficit) because, upon the occurrence of certain change in control events that were outside the Company’s control, including liquidation, sale or transfer of the Company’s assets, holders of the redeemable convertible preferred stock could have caused redemption for cash. At any time on or after December 19, 2024, the holders of a majority of the outstanding redeemable convertible preferred stock could also have required the Company to redeem the redeemable convertible preferred stock by providing the Company a written notice requesting such redemption. The Company recognized changes in the redemption value immediately as they occurred, for example changes in fair value of preferred stock, and adjustments in the carrying amount of the redeemable convertible preferred stock to equal the redemption value at the end of each reporting period up through December 19, 2019, when the Company entered into the Series C Preferred Stock Purchase Agreement. See Note 9 for further details. In the absence of retained earnings these accretion charges were recorded against additional paid in capital, if any, and then to accumulated deficit. The Company analyzed all embedded derivatives and beneficial conversion features for its redeemable convertible preferred stock and concluded that none required bifurcation.

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

The Company estimates preclinical and clinical studies and research expenses based on the services performed, pursuant to contracts with research institutions that conduct and manage preclinical and clinical studies and research services on its behalf. The Company estimates these expenses based on discussions with internal management personnel and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and are expensed as services are rendered.

Payments associated with licensing agreements to acquire exclusive licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternate commercial use are expensed as incurred.

Tax Credit Receivable

The Company was eligible for federal and California research and development credits for its research and development activities performed within the United States and California, respectively. The Company was eligible to apply up to $250,000 of the federal R&D credits to offset the Federal Insurance Contribution Act (“FICA”) portion of its payroll taxes each year prior to fiscal year 2019. Starting in the fourth quarter of 2019, the Company was no longer eligible to apply its federal R&D credits to offset its FICA taxes as it generated revenue in excess of $5 million of gross receipts during that year. The Company, however, is still eligible for future federal research and development credits for its research and development activities performed within the United States and California.

Stock-Based Compensation

The Company’s stock-based equity awards include restricted stock awards, stock options and shares that will be issued under the Company’s 2020 Employee Stock Purchase Plan (“ESPP”). Stock-based compensation for awards that are granted to employees is accounted at fair value on the award grant date and the expense is recognized over the period the employee is required to provide service in exchange for the award, which is generally on a straight-line basis over the vesting period of the award. The expense is recorded in either research and development or general and administrative expenses in the statements of operations and comprehensive loss based on the function to which the related services are provided. Forfeitures are accounted for as they occur.

The Black-Scholes option-pricing model, used to estimate fair value of stock-based awards, requires the use of the following assumptions:

•

Expected term—The expected term represents the period that the stock-based awards are expected to be outstanding. The expected term for the Company’s stock options was calculated based on the weighted-average vesting term of the awards and the contract period, or simplified method. The expected term for the ESPP is the offering period.

•

Expected volatility—Prior to the Company being public, the Company did not have any trading history for its common stock, the expected volatility was estimated based on the average historical volatilities of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their size, stage in the life cycle or area of specialty. As the Company went public in June 2020, we will continue to apply this process for stock options and ESPP awards until enough historical information regarding the volatility of its stock price becomes available.

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

Prior to our IPO, the fair value of our common stock has been determined using independent third-party valuations based on relevant valuation methodologies as outlined in the American Institute of Certified Public Accountants (AICPA) Practice Aid, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation”. The Company also considered the amount of time between the independent third-party valuation dates and the grant dates and used interpolation of the fair value between the two valuation dates to estimate common stock fair value at each grant date. This determination included an evaluation of whether the subsequent valuation indicated that any significant change in valuation had occurred between the previous valuation and the grant date. Following our IPO, we use our stock price traded on NASAQ to determine its fair value.

Deferred Offering Costs

Deferred offering costs, consisting of direct legal, accounting, filing and other fees directly related to the Company’s IPO were capitalized and reclassified to additional paid in capital upon completion of the IPO in June 2020. As of December 31, 2019, $2.7 million in deferred offering costs were recorded as other non-current assets in the Balance Sheets.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. For the three and nine months ended September 30, 2020, the Company had a $12,000 net unrealized gain and a $17,000 net unrealized loss, respectively, on short-term investments. For the three and nine months ended September 30, 2019, the Company had a $10,000 net unrealized loss and a $1,000 net unrealized gain, respectively, on short-term investments.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributed to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock.

Prior to the conversion of our preferred stock in our IPO, net loss or income per share attributable to common stockholders was calculated using the two-class method, which is based on an earnings allocation formula that determines net loss or income per share for the Company’s common stockholders and holders of participating securities. The holders of preferred stock were entitled to receive dividends prior and in preference to any declaration or payment of any dividend on the common stock. Under this method, net loss or income is increased or reduced by the amount of any dividends earned and accretion of redeemable convertible preferred stock to its redemption value, if any, during the period. The undistributed earnings are allocated to common stock and each series of redeemable convertible preferred stock to the extent that each preferred security may share in the earnings as if all of the earnings for the period had been distributed. Net loss or income attributable to common stockholders and participating preferred shares are allocated to each share on an as-converted basis as if all the earnings for the period had been distributed. The participating securities do not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods in which a net loss is recorded. Diluted net loss or income per share is computed using the more dilutive of (a) the two-class method or (b) the as-converted method. The Company allocated earnings first to redeemable convertible preferred shares stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted-average number of shares of common stock included in the computation of diluted net loss or income gives effect to all potentially dilutive common equivalent shares, including outstanding stock options and preferred stock.

Common stock equivalent shares are excluded from the computation of diluted net loss or income per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is generally the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is antidilutive. The Company reported a net loss attributable to common stockholders for the three and nine months ended September 30, 2020 and 2019.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (“Topic 842”), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. For public entities, ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU No. 2016-02 is effective for the Company in the fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU No. 2016-02 on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard amends guidance on measuring and reporting credit losses for financial assets held at amortized cost basis, including accounts receivable and investments classified as available for sale, such as our debt securities. This ASU requires a new forward-looking model based on expected credit losses rather than the current one based on incurred losses. In November 2019, the FASB issued ASU 2019-10, which deferred the effective date for certain ASUs including ASU 2016-13. This standard is effective for the Company’s fiscal year beginning after December 15, 2022. Early adoption is permitted for all entities. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-13 on the Company’s financial statements.

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

3. Financial Instruments

The Company’s short-term investments consist of U.S. Treasury securities, U.S. Government agency securities and corporate debt securities with remaining maturities beyond three months at the date of purchase. The Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time even prior to maturity and such investments represent cash available for current operations. As a result, short-term investments may include securities with maturities beyond twelve months that are classified within current assets in the Balance Sheets. The Company’s short-term investments classified as available-for-sale are carried at fair market value with unrealized losses or income recognized in other comprehensive income (loss).

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

The Company’s cash equivalent Money Market Funds are classified as Level 1 because they are valued using quoted market prices. The fair value of the Company’s U.S. Treasury securities, U.S. government agency securities and corporate debt securities are classified as Level 2 because they are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency and include U.S. government agency securities, U.S. Treasury securities and corporate debt securities. These Level 2 instruments require more management judgment and subjectivity compared to Level 1 instruments which include determining which instruments are most similar to the instrument being priced, determining whether the market is active and determining which model-derived valuations are to be used when calculating fair value. The Company performs its analysis with the assistance of investment advisors.

The following tables show the Company’s cash and cash equivalents, Money Market Funds and short-term investments by significant investment category as of September 30, 2020 and December 31, 2019 (in thousands):

	As of September 30, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Level 1:
Money Market Funds	$20,292	$—	$—	$20,292
Level 2:
U.S. Treasury securities included in short-term investments	101,106	5	—	101,111
U.S. government agency securities included in cash and cash equivalents and short-term investments	66,998	6	(2)	67,002
Corporate debt securities included in cash and cash equivalents and short-term investments	85,338	0	(27)	85,311

Total financial assets	$273,734	$11	$(29)	$273,716

	As of December 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Level 1:
Money Market Funds	$16,366	$—	$—	$16,366
Level 2:
U.S. Treasury securities included in short-term investments	2,998	—	—	2,998
U.S. government agency securities included in short-term investments	34,204	1	(2)	34,203
Total financial assets	$53,568	$1	$(2)	$53,567

The Company may sell certain of its short-term securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

There were no liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019. There have been no transfers between fair value measurement levels during the nine months ended September 30, 2020 and 2019. In addition, there were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2020 and December 31, 2019.

As of September 30, 2020, the Company had not recorded any impairment related to other-than-temporary declines in the fair value of short-term investments. Short-term investments are considered impaired when a decline in fair value is judged to be other-than-temporary. The Company consults with its investment managers and considers available quantitative and qualitative evidence in evaluating potential impairment of its short-term investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost and its intent and ability to hold the investment.

The Company records interest income and accretion income earned on Money Market Funds and U.S. Treasury, U.S. government agency and corporate debt securities to interest income in its statement of operations and comprehensive loss.

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
Computer equipment and software	$22	$22
Laboratory equipment	6,251	5,580
Leasehold improvements	701	657
Construction-in-progress	320	8
Total property and equipment, gross	7,294	6,267
Less: Accumulated depreciation	(3,150)	(2,188)
Total property and equipment, net	$4,144	$4,079

Depreciation expense for the three months ended September 30, 2020 and 2019 was $0.3 million. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $1.0 million and $0.8 million, respectively.

5. Accrued Liabilities and Other Long-Term Liabilities

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
Accrued compensation and benefits	$2,889	$2,971
Accrued research and development expenses	3,970	2,624
Other accrued liabilities	1,014	1,263
Deferred rent	13	64
Total accrued liabilities	$7,886	$6,922

Accrued compensation and benefits consist primarily of accrued bonuses and accrued vacation.

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
Deferred rent	$565	$458
Leasehold incentive obligation	384	444
Other liabilities — deposits	3	10
Total other long-term liabilities	$952	$912

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

Novartis will fund the Company’s research and development services for PLN-1474 through Phase 1 after which Novartis will assume responsibility for all future development, manufacturing and commercialization costs of PLN-1474. Novartis will also fund the research and development services associated with integrin research targets as outlined in the Novartis Agreement. The Company is scheduled to receive up to $19.6 million in funding for PLN-1474 development services through Phase 1 of its development, which is expected to go through 2020. The Company is initially obligated to perform research and development services on the integrin research targets for sixty days.  Novartis has the option to continue the research and development services through 2022, with the option to terminate the services with 60 days’ notice. If any of the targets achieves target validation and are deemed a research target, Novartis holds the rights to exercise its license options to obtain an exclusive license for those deemed research targets on a research target-by-research target basis by paying an option exercise fee for each target (up to three in total), including all license compounds that are the subject of the applicable research program. Novartis will also pay the Company a certain specified target validation fee of $4.0 million for each candidate target that achieves target validation and is deemed a research target, for up to three candidate targets. Upon exercise of an option, Novartis will be responsible for global clinical development and commercialization of each licensed research target.

Under the Novartis Agreement, the Company is eligible for developmental, regulatory and commercial milestone payments related to PLN-1474 and the integrin research targets of up to $416.0 million if defined development and commercialization milestones are achieved and tiered royalties ranging from the mid-single digits to low teens on product sales upon commercialization.

Upon execution of the Novartis Agreement, Pliant also entered into a Financing Side Letter with Novartis (the “Financing Side Letter”), whereby Novartis committed to provide up to $30.0 million in equity financing of which $20.0 million was satisfied by the issuance of 10,928,962 shares of Series C Redeemable Convertible Preferred Stock on December 19, 2019 and the remaining $10.0 million was satisfied by the issuance of shares of common stock through a concurrent private placement with the Company’s IPO. The Company determined that the Novartis Agreement and the Financing Side Letter are separate agreements and should not be combined as they were not entered into for a single commercial objective and the consideration in each agreement are tied to separate and different types of obligations. The Series C Redeemable Preferred Stock was issued to Novartis at fair value of $1.83 per share in conjunction with its issuance to other investors at the same price. In addition, the contingent issuance of shares upon an Initial Public Offering would also be at fair value. Further, Novartis became a related party to the Company following its purchase of 10.9 million shares of our Series C Redeemable Convertible Stock on December 19, 2019, representing holdings of 6.1% and 7.4% of our outstanding shares of common stock on a fully diluted basis as of September 30, 2020 and December 31, 2019, respectively. See Notes 9 and 14 to these financial statements for additional information.

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

During the three and nine months ended September 30, 2020, the Company recognized revenue—related party of $4.8 million and $37.4 million, respectively.  Revenue-related party for the three months ended September 30, 2020 consists of $4.8 million generated from research and development services performed during the period. Revenue-related party for the nine months ended September 30, 2020, consists of $25.0 million of revenue from the achievement of the first patient dosing milestone of the Novartis agreement in the first quarter of 2020 and $12.4 million of revenue generated from research and development services performed during the nine months ended September 30, 2020. The Company recognized no revenue during the three and nine months ended September 30, 2019.

As of September 30, 2020 and December 31, 2019, there is a receivable of $7.1 million related to the Novartis Agreement. There were no contract assets or contract liabilities as of September 30, 2020 and December 31, 2019.

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

During the three and nine months ended September 30, 2020, the Company recognized research and development expenses under the Adimab Agreement of $0.1 million related to FTE costs.

During the three and nine months ended September 30, 2019, the Company recognized research and development expense under the Adimab Agreement of nil and $0.4 million, respectively, related to antibody discovery fees and FTE costs.

9. Redeemable Convertible Preferred Stock

Under the Company’s Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”), the Company is authorized to issue two classes of shares: preferred and common stock. The preferred stock may be issued in series, and the Company’s board of directors is authorized to determine the rights, preferences, and terms of each series. As a result of the IPO in June 2020, in which all convertible preferred stock was converted into common shares of the Company, there was no outstanding redeemable convertible preferred stock as of September 30, 2020. The following is a summary of the Company’s redeemable convertible preferred stock as of December 31, 2019 (in thousands except share amounts):

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

Series C Preferred

In December 2019, the Company entered into a Series C Preferred Stock Purchase Agreement (the “Series C Purchase Agreement”) in which it agreed to sell, and the purchasers agreed to purchase, up to $80.5 million of Series C Redeemable Convertible Preferred Stock (“Series C Preferred”). Under the Series C Purchase Agreement, the Company initially issued 26.4 million shares of Series C Preferred at $1.83 per share in exchange for aggregate cash proceeds of $48.2 million. Novartis purchased 10.9 million shares of this allotment of Series C Preferred at $1.83 per share for cash proceeds of $20.0 million. Novartis became a related party following its purchase of 10.9 million shares of our Series C Preferred. Novartis holdings represent of 6.1% and 7.4% of our outstanding shares of common stock on a fully diluted basis as of September 30, 2020 and December 31, 2019, respectively. See Note 14 for additional information.

In February 2020, the Company issued an additional 28.5 million additional shares of Series C Preferred at $1.83 per share in exchange for gross cash proceeds of $52.2 million and incurred $0.2 of issuance costs.

The Series A Preferred, Series B Preferred and Series C Preferred (collectively, the “Preferred Stock”) had the following rights and privileges:

Voting

Each holder of shares of Preferred Stock were entitled to the number of votes equal to the number of shares of common stock into which such shares could have been converted and had voting rights and powers equal to the voting rights and powers of the common stock, and except as provided by law or by other provisions of the Company’s Certificate of Incorporation, as amended, could have voted together with the common stock as a single class on an as-converted basis on all matters as to which holders of common stock have the right to vote.

The holders of Series A Preferred, voting separately as a single class, were entitled to elect two members of the Company’s board of directors. At any time when at least 12.5 million shares of Series B Preferred were outstanding, the holders of Series B Preferred were entitled to elect one member of the Company’s board of directors. The holders of shares of common stock, voting separately as a single class, were entitled to elect one member of the Company’s board of directors. All remaining members of the Company’s board of directors were elected by the holders of the common stock and Preferred Stock voting together as a single class.

Conversion

Shares of the Preferred Stock were convertible at any time at the option of the holder into such number of shares as is determined by dividing the original issuance price by the conversion price in effect at the time. The conversion price was the original issuance price for each series of Preferred Stock, as adjusted for the 1-for-7.15 reverse stock split of the Common Stock. Following such adjustment, the per-share conversion price was $7.15 for Series A Preferred, $9.843405 for Series B Preferred and $13.0845 for Series C Preferred, subject to certain adjustments.

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

Under the Series B Purchase Agreement, the holders of both shares of Series A and Series B Preferred were entitled to receive cumulative dividends commencing on July 10, 2018, the issuance date of Series B Preferred, at an annual rate of 8.0% on their original issuance price. The Series A Preferred and Series B Preferred dividends accrue from day-to-day, whether declared or not, and were payable only when and if declared by the Company’s board of directors. As such, the Company recorded accretion charges to adjust the carrying values of the Series A Preferred and Series B Preferred to their redemption values up until the date the Series C Purchase Agreement was executed. In December 2019, in conjunction with the execution of the Series C Purchase agreement, the Series A preferred and Series B preferred accreted dividends were cancelled.

Under the Series C Purchase Agreement, the holders of Series A, Series B and Series C Preferred were entitled to receive non-cumulative dividends commencing on December 19, 2019 at an annual rate of 8.0% on their original issuance price. The Series A, Series B and Series C Preferred dividends accrue from day-to-day, whether declared or not, and were payable only when and if declared by the Company’s board of directors. Since inception, the Company has never declared or paid any dividends.

Liquidation Preferences

The holders of all shares of preferred stock were entitled to receive dividends prior and in preference to any declaration or payment of any dividend on the common stock.

Upon liquidation, dissolution, or winding up of the Company or a deemed liquidation event as defined in the Company’s Certificate of Incorporation, the holders of shares of Series C and Series B Preferred Stock were entitled to receive, on a pari passu basis, a per share amount equal to the Series C purchase price of $1.83 (plus any declared but unpaid dividends) and equal to the original Series B purchase of $1.3767 (plus any declared but unpaid dividends), collectively (the “Series C and Series B Liquidation Preference”) or such amount per share as would have been payable had all shares of Series C and Series B been converted into common stock immediately prior to such liquidation event. The payment of Series C and Series B Liquidation Preference was to be made before any payment made to the holders of Series A Preferred Stock and Common Stock. Thereafter, the Series A Preferred holders were entitled to receive their liquidation preference before any distributions were made to common stockholders, a per share amount equal to $1.00 (plus any declared but unpaid dividends) (the “Series A Liquidation Preference”) or such amount per share as would have been payable had all shares of Series A had been converted into common stock immediately prior to such liquidation event. After payments of the full liquidation preferences of the Series C and Series B Liquidation Preference and the Series A Liquidation Preference described above, any remaining assets of the Company would have been distributed to the holders of the common stock in proportion to the number of shares of common stock that they held.

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

10. Common Stock

The voting, dividend, and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers, and preferences of the holders of the Preferred Stock. As of September 30, 2020 and December 31, 2019, the Company had 300,000,000 and 181,000,000 authorized shares of common stock, respectively, at a par value of $0.0001 per share. The common stock has the following rights and privileges:

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

Shares reserved for future issuance

	As of September 30, 2020	As of December 31, 2019
Conversion of redeemable convertible preferred stock	—	18,442,233
Exercises of outstanding stock option awards	2,808,477	1,337,501
Shares of common stock available for future grants under the 2015 Equity Incentive Plan, as amended	—	567,110
Shares of common stock available for future grants under the 2020 Equity Incentive Plan	3,907,999	—
Shares of common stock available for future issuance under the 2020 ESPP	700,000	—
Total shares reserved for future issuance	7,416,476	20,346,844

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

If the holder of founders’ common stock award terminates their relationship with the Company during the vesting period, the Company may repurchase any unvested restricted common stock held by these individuals at their original purchase price. During the vesting term, holders of founders’ common stock awards are deemed to be common stockholders and have dividend and voting rights. The Company issued 745,244 shares of founders’ common stock during 2015. No founders’ common stock awards were granted in subsequent years. Total compensation expense was $25,000 for these founders’ common stock awards, which are recorded to operating expenses in the statements of operations over their respective vesting period. As of September 30, 2020 and December 31, 2019, all shares of founders’ common stock awards were fully vested.

11. Equity Incentive Plans and Stock-Based Compensation

In May 2020, the board of directors adopted the 2020 Stock Options and Incentive Plan, (the “2020 Plan”), which provides for the grant of incentive stock options, nonqualified stock options or other awards including stock appreciation rights, restricted stock awards and restricted stock units to the Company’s employees, officers, directors, advisors, and consultants for the purchase of up to 4.2 million shares of the Company’s common stock. In addition, to the extent that awards outstanding under the 2020 Plan or the 2015 Plan are cancelled, forfeited or held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the registrant prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) subsequent to May 2020, the shares of common stock reserved for issuance pursuant to such awards will become available for issuance as shares of common stock under the 2020 Plan. The 2020 Plan provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2020 Plan on January 1 of each year beginning January 1, 2021. The number of shares added each January 1 will be equal to the lesser of: (i) 5% of the outstanding shares on the immediately preceding December 31 or (ii) such amount as determined by the administrator of the 2020 Plan, which is the compensation committee of the board of directors. As of September 30, 2020, 3.9 million shares remained available for issuance under the 2020 Plan.

Options under the 2020 Plan may be granted for periods of up to 10 years and at prices no less than the market price of the Company’s common stock on the date of grant, provided, however, that the exercise price of an incentive stock option granted to a 10.0% shareholder shall not be less than 110.0% of the estimated fair value of the shares on the date of grant and the option is not exercisable after the expiration of five years from the date of grant.

In August 2015, the board of directors adopted the 2015 Equity Incentive Plan, as amended (the “2015 Plan”), which provides for the grant of incentive stock options, nonqualified stock options or other awards including stock appreciation rights and restricted stock awards to the Company’s employees, officers, directors, advisors, and consultants for the purchase of up to 1.5 million shares of the Company’s common stock. In July 2018, the 2015 Plan was amended to increase the number of shares reserved thereunder by 1.0 million shares. In January 2019, the Company’s board of directors and stockholders voted to increase the number of shares reserved for issuance under the 2015 Equity Incentive Plan by 0.4 million shares. In March 2020, the Company’s board of directors and stockholders voted to increase the number of shares reserved for issuance under the 2015 Plan by 1.4 million shares. In May 2020, the board of directors voted to adopt the 2020 Plan and not to issue any further grants under the 2015 Plan. As of September 30, 2020, 2.5 million shares remained available for issuance upon the exercise of previously granted stock options under the 2015 Plan.

Prior to the adoption of the 2020 Plan, options under the 2015 Plan could be granted for periods of up to 10 years and at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that the exercise price of an incentive stock option granted to a 10.0% shareholder could not be less than 110.0% of the estimated fair value of the shares on the date of grant and the option was not exercisable after the expiration of five years from the date of grant.

Restricted Common Stock Awards

The Company granted restricted stock awards under the 2015 Plan. The purchase price of the restricted common stock awards was the estimated fair value as determined by the board of directors at the issuance date. The shares vest from one to four years and vesting could be accelerated upon a change in control. A holder of an award may pay a total purchase price or a part of the purchase price for granted shares at any time during the vesting periods. Upon termination of employment, the Company has the right to repurchase any unvested restricted shares. The repurchase price for unvested shares of common stock will be the lower of (i) the fair market value on the date of repurchase or (ii) their original purchase price. During the vesting term, holders of restricted stock awards are deemed to be a common stock shareholder and have dividends and voting rights.

The Company accounted for restricted stock awards as early exercised options and recognized a liability in other liabilities when cash was received for the purchase of shares of restricted stock. As shares of restricted stock vested, the Company reclassified the liability to common stock and additional paid in capital. As of September 30, 2020 and December 31, 2019, the Company recorded a liability included in accrued expenses and other liabilities of $13,000 and $22,000, respectively.

There have been no grants of restricted stock awards granted for the nine months ended September 30, 2020 and 2019.

The following table summarizes restricted stock activity during the nine months ended September 30, 2020:

	Number of Shares	Weighted- Average Grant Date fair value
Outstanding and unvested, as of December 31, 2019	302,211	$1.51
Issued	—	$—
Vested	(130,257)	$1.24
Repurchases	(12,121)	$1.22
Outstanding and unvested, as of September 30, 2020	159,833	$1.79

The following table summarizes restricted stock activity during the nine months ended September 30, 2019:

	Number of Shares	Weighted- Average Grant Date fair value
Outstanding and unvested, as of December 31, 2018	703,188	$1.22
Issued	—	$—
Vested	(335,610)	$1.01
Exercised	363	$2.15
Repurchases	(7,051)	$2.01
Outstanding and unvested, as of September 30, 2019	360,890	$1.43

Restricted stock awards of 4,195 shares with a weighted-average grant date fair value of $0.08 per share, were not purchased by the award holders as of September 30, 2020. As these shares of the restricted common stock awards were not issued, they are not included in the table above.

The aggregate fair value of restricted stock awards vested during the nine months ended September 30, 2020 and 2019 was $161,000 and $336,000, respectively. Total intrinsic value of outstanding unvested restricted stock awards as of September 30, 2020 and December 31, 2019 was $3.6 million and $3.3 million, respectively.

Incentive Stock Options and Nonqualified Stock Options

Stock options issued under either the 2015 Plan or the 2020 Plan generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the respective plans.

The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for stock option awards with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected volatility	72.39% - 74.79%	81.10%	72.10% - 77.50%	78.50% - 82.55%
Risk-free interest rate	0.27% - 0.38%	1.43%	0.27% - 0.82%	1.43% - 2.59%
Expected dividend	—	—	—	—
Expected term (in years)	5.26 - 6.08	5.83 - 6.06	5.26 - 6.75	5.00 - 6.08
Underlying common stock fair value	21.54 - 24.64	7.08	6.22 - 24.64	5.15 - 7.08

The Company granted 292,001 stock options under the 2020 Plan during the three months ended September 30, 2020.

A summary of option activity under the 2015 Plan and the 2020 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	1,337,501	$3.22	9.18	$5,157
Granted	1,567,198	$9.26
Exercised	(82,454)	$2.49
Forfeited	(13,768)	$5.67
Outstanding as of September 30, 2020	2,808,477	$6.60	9.05	$45,033
Exercisable as of September 30, 2020	629,988	$4.02	8.60	$11,750
Vested and expected to vest as of September 30, 2020	2,808,477	$6.60	9.05	$45,033

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	113,174	$2.08	9.77	$348
Granted	1,220,104	$3.08
Exercised	(28,714)	$5.08
Forfeited	(4,458)	$2.08
Outstanding as of September 30, 2019	1,300,106	$2.94	9.37	$5,385
Exercisable as of September 30, 2019	118,835	$2.15	9.30	$585
Vested and expected to vest as of September 30, 2019	1,300,106	$2.94	9.37	$5,385

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of September 30, 2020 and December 31, 2019. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2020 and 2019, was $5.14 per share and $4.37 per share, respectively.

In March 2020 the Company granted 26,573 stock options with a grant date fair value of $0.1 million to a partner at Third Rock Ventures, who is also serving as a non-employee director on the Company’s Board of Directors. The common shares subject to these options vest 1/12th on the last day of each calendar quarter over a three-year period and commenced vesting upon the Company’s IPO in June 2020. Lastly, in order to vest at each calendar quarter end date, the shareholder must be providing continuous service to the Company through such vesting date. The stock-based compensation expense related to these options was immaterial during the three and nine months ended September 30, 2020. See Note 14 for additional information.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation expense for the Company’s stock-based awards for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock awards and founders’ common stock awards	$51	$118	$160	$262
Stock options and ESPP	1,118	362	2,220	1,036
Total stock-based compensation expense	$1,169	$480	$2,380	$1,298
Research and development expenses	$564	$198	$1,015	$423
General and administrative expenses	$605	$282	$1,365	$875

As of September 30, 2020, there was $0.3 million of unrecognized compensation costs that is expected to be recognized over the weighted-average periods of 1.46 years related to restricted stock awards. As of September 30, 2020, there was $11.4 million of unrecognized compensation costs that is expected to be recognized over the weighted-average periods of 2.68 years related to stock options.

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

Under the 2020 ESPP, eligible employees may purchase shares of our common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The 2020 ESPP provides for a six-month offering period. At the end of the purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of the fair market value at the beginning of the offering period or 85% of the fair market value at the end of the purchase period, subject to tax limitations on the total value of the purchase. The 2020 ESPP is considered a compensatory plan, and the Company recorded $0.2 million in stock-based compensation expense for the three and nine months ended September 30, 2020. There was no stock-based compensation expense attributed to the 2020 ESPP for the three and nine months ended September 30, 2019 as the 2020 ESPP was adopted in 2020. As of September 30, 2020, no shares of common stock were issued under the 2020 ESPP. The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for the 2020 ESPP with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.11%	—	0.11%	—
Expected term of options (in years)	0.58	—	0.58	—
Expected stock price volatility	83.72%	—	83.72%	—
Expected dividends	—	—	—	—

12. Income Taxes

For the three and nine months ended September 30, 2020 and 2019, the Company did not record an income tax provision. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax asset will not be realized. As a result, the Company’s effective tax rate will remain at 0% because no items that are either estimated or discrete items would impact the tax provision.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act includes changes to the tax provisions that benefits business entities, and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017 through December 31, 2020, changes the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined that its adoption did not have a material impact to the income tax provision for the three and nine months ended September 30, 2020.

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

Leases

In February 2018, the Company entered into a non-cancelable lease agreement (the “Lease”) for premises consisting of approximately 32,974 square feet located in South San Francisco, California (the “Premises”). The Company moved into the Premises in July 2018. The Premises is being used for the Company’s corporate headquarters and principal operating facility. The term of the Lease is eighty-four months, which commenced on July 1, 2018. Base rent was abated for the first two months of the lease term and thereafter is $0.2 million per month during the first year of the lease term, with specified annual increases thereafter. The Company paid a refundable security deposit of approximately $0.4 million, which is included in other non-current assets in the Balance Sheets at September 30, 2020 and December 31, 2019. The Company has the right to extend the lease term by seven years upon written notice not more than twelve months nor less than nine months prior to the expiration of the original lease term, with monthly payments equal to the “fair rental value” as defined in the Lease.

During the three months ended September 30, 2020 and 2019, rent expense, including common area maintenance expense, was $0.6 million. For the nine months ended September 30, 2020 and 2019 rent expense was $1.9 million.

Future minimum lease payments under the Lease as of September 30, 2020 were as follows (in thousands):

Year ending December 31:	Operating Lease
2020 (remainder of the year)	$498
2021	2,027
2022	2,098
2023	2,171
2024 and beyond	3,390
Total	$10,184

Legal Proceedings

From time to time, we may become involved in legal proceedings arising from the ordinary course of business. We record a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment by us is required to determine both probability and the estimated amount. Management is currently not aware of any legal matters that could have a material adverse effect on our financial position, results of operations or cash flows.

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

14. Related Party Transactions

In 2019, certain employees of Third Rock Ventures, a stockholder of the Company, provided consulting services to the Company. Commencing January 2020, Third Rock Ventures ceased providing management consulting services to the Company, The Company recorded no consulting expenses for consulting services provided by Third Rock Ventures during the three and nine months ended September 30, 2020. The Company recorded Third Rock Ventures consulting expenses to general and administrative expense of $6,000 and $32,000, respectively for the three and nine months ended September 30, 2019.

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

From time to time, the Company makes charitable contributions to the University of California, San Francisco Foundation (the “UCSF Foundation”), which are directed to support research performed in the laboratories of two of the Company’s scientific founders. The Company made no charitable contributions to the UCSF Foundation during the three months ended September 30, 2020 and 2019. The Company made charitable contributions to the UCSF Foundation in the amount of $0.7 million and $0.4 million during the nine months ended September 30, 2020 and 2019, respectively.

In October 2019, the Company entered into the Novartis Agreement with Novartis covering the development and commercialization of Pliant’s preclinical product candidate, PLN-1474 and up to three additional targets. Upon execution of the Agreement, Pliant also entered into a financing side letter with Novartis, whereby Novartis committed to provide up to $30.0 million in equity financing of which $20.0 million was provided for preferred shares as a part of a Series C equity offering and the remaining $10.0 million was completed in a private placement for common shares upon the Company’s IPO. As of September 30, 2020 and December 31, 2019, Novartis owned approximately 6.1% and 7.4%, respectively, of our outstanding shares of common stock on a fully diluted basis. See Notes 6 and Note 9 for additional information.

15. Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of $0.1 million for the three months ended September 30, 2020 and 2019, and $0.3 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively.

16. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	Nine Months Ended September 30,
	2020	2019
Redeemable convertible preferred stock (on an as-converted basis)	—	14,755,415
Options to purchase common stock	2,808,477	1,304,302
Restricted stock awards granted and not purchased	4,195	4,195
Unvested restricted shares	159,833	360,890
Total	2,972,505	16,424,802

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss per share:
Numerator
Net loss	$(16,534)	$(13,255)	$(22,506)	$(42,800)
Add: accretion to redemption value and cumulative dividends on redeemable convertible preferred shares	—	(1,375)	—	(4,078)
Net loss attributable to common stockholders	$(16,534)	$(14,630)	$(22,506)	$(46,878)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders:
Basic	35,445,504	1,714,285	16,592,746	1,561,242
Diluted	35,445,504	1,714,285	16,592,746	1,561,242
Net loss per share attributable to common stockholders:
Basic	$(0.47)	$(8.53)	$(1.36)	$(30.03)
Diluted	$(0.47)	$(8.53)	$(1.36)	$(30.03)

17. Subsequent Events

The Company has evaluated subsequent events for financial statement purposes occurring through November 10, 2020, the date these financial statements were issued.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2019, included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on June 3, 2020 (the “Prospectus”), the Quarterly Report for the second quarter of 2020 filed with the SEC on Form 10-Q on August 11, 2020 and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intention, beliefs and projections. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.

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

Overview

We are a clinical stage biopharmaceutical company focused on discovering and developing novel therapies for the treatment of fibrosis. Our initial focus is on treating fibrosis by inhibiting integrin-mediated activation of TGF-ß. We have applied our deep understanding of fibrosis biology, along with our medicinal chemistry and translational medicine expertise to develop a set of proprietary tools designed to discover and de-risk product candidates quickly and efficiently. Our wholly-owned lead product candidate, PLN-74809, is an oral small-molecule dual selective inhibitor of αvß6 and αvß1 integrins that we are developing for the treatment of idiopathic pulmonary fibrosis, or IPF, and primary sclerosing cholangitis, or PSC. We have completed a Phase 1a SAD/MAD trial and a Phase 1b proof-of-mechanism trial of PLN-74809 in IPF. We are currently recruiting patients for two Phase 2a trials of PLN-74809 in IPF and one Phase 2a trial in PSC.  We opened an additional IND for PLN-74809 for the treatment of COVID-19 related acute respiratory distress syndrome, or ARDS, in July of 2020, and have initiated a Phase 2a trial in that indication. Our second product candidate, PLN-1474, is a small-molecule selective inhibitor of αvß1 for the treatment of liver fibrosis associated with NASH, which we have partnered with Novartis. PLN-1474 is currently undergoing Phase 1 testing. In addition to our clinical programs, we currently have preclinical integrin-based programs targeting oncology and muscular dystrophies.

Recent Highlights

•

Enrollment of Phase 2a 12-week trials of PLN-74809 in idiopathic pulmonary fibrosis (IPF) and primary sclerosing cholangitis (PSC) progressing. After resuming enrollment earlier in the year, Pliant has remained in close coordination with its global trial sites in order to facilitate enrollment in both Phase 2a trials.  The Company also continues to open additional trial sites as COVID-19 related restrictions are eased. The hybrid approach to clinical trial participation utilizing home-health solutions to maximize patient safety is expected to aid in trial recruitment.

•

Phase 2a PET imaging trial of PLN-74809 in IPF is enrolling. The Phase 2a PET trial will evaluate safety, tolerability, and target engagement of PLN-74809 in IPF patients.  We expect to report preliminary data by the first half of 2021.

•

Completed dosing of an extended Phase 1 dose escalation trial of PLN-74809 in healthy volunteers. PLN-74809 has completed dosing multiple ascending dose cohorts of 120mg and 160mg once daily in an extended dose escalation trial.  The pharmacokinetic profile remains in line with previous cohorts, and PLN-74809 remains generally well tolerated with no drug related severe adverse events or serious adverse events reported in either cohort.

•

Phase 2a trial of PLN-74809 treatment of COVID-19 related acute respiratory distress syndrome (ARDS) has been initiated. The Company initiated a Phase 2a trial evaluating safety, tolerability and pharmacokinetics (PK) of PLN-74809, as well as exploratory clinical outcome measures in patients hospitalized with severe and critical COVID-19.

•

Phase 1 trial of PLN-1474 in healthy volunteers is nearing completion. The Phase 1 trial is designed to evaluate safety and tolerability, as well as PK of PLN-1474 in approximately 100 healthy volunteers across a dose range compared to placebo.  After resuming enrollment following delays related to COVID-19, the trial remains on track to deliver topline data by the first quarter of 2021.  PLN-1474 is partnered with Novartis.

In October 2019, we entered into a Collaboration and License Agreement with Novartis, or the Novartis Agreement, for the development and commercialization of our then preclinical product candidate, PLN-1474 and up to three integrin research targets. PLN-1474 is an internally discovered small molecule selective inhibitor of integrin αvß1, currently being developed for the treatment of liver fibrosis associated with nonalcoholic steatohepatitis, or NASH. In December 2019, we received an upfront license payment of $50.0 million for the worldwide exclusive license to PLN-1474. Pursuant to the Novartis Agreement, we expect to receive research and development funding totaling $19.6 million for PLN-1474 development services and funding of up to $13.4 million for optional research and development services on the integrin research targets. Additionally, we are eligible to receive developmental, regulatory and commercial milestone payments of up to $416.0 million in total, if defined development, regulatory and commercialization milestones are achieved and tiered royalties, on a product-by-product basis based on annual nets sales of products, at percentages ranging from high-single digits to low teens of the applicable licensed products and mid-single digits to high-single digits for any products resulting from the research programs.

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

In June 2020, we completed an IPO issuing an aggregate of 10,350,000 shares of common stock, which included 1,350,000 shares of common stock issued pursuant to the over-allotment option granted to the underwriters at a price of $16.00 per share generating gross proceeds of $165.6 million, before underwriting discounts and commissions and offering expenses payable by the Company. As a result of the IPO, we received approximately $148.3 million in net proceeds, after deducting underwriting discounts, commissions and offering expenses of $5.7 million, of which $2.6 million was paid in 2019.  We offset the deferred offering costs against the net proceeds received from the sale of common stock. At the closing of the IPO, 160,389,279 shares of outstanding convertible preferred stock were automatically converted to 22,423,029 shares common stock on a 7.15:1 basis. Following the IPO, there were no shares of preferred stock outstanding.

Concurrent with the completion of the IPO, we also issued 625,000 shares to Novartis in a private placement at a price of $16.00 per share for proceeds of $10.0 million, which resulted in Novartis owning approximately 6.1% of our outstanding shares of common stock.

Company background

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

Since our inception, we have incurred significant operating losses. Our net losses were $16.5 million and $22.5 million for the three and nine months ended September 30, 2020, respectively, compared to losses of $13.3 million and $42.8 million for the three and nine months ended September 30, 2019, respectively. Our net loss was $0.6 million and $30.3 million for the years ended December 31, 2019 and December 31, 2018. As of September 30, 2020 and December 31, 2019, we had an accumulated deficit of $98.8 million and $76.3 million, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition, we anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	advance our lead product candidate, PLN-74809, through clinical development, and, if approved by the FDA, commercialization;
•	advance our other clinical programs through clinical development and our preclinical development programs into clinical development;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	increase the amount of research and development activities to identify and develop product candidates;
•	hire additional clinical, quality control and scientific personnel;
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

As of September 30, 2020, we had cash, cash equivalents and short-term investments of $294.0 million. We expect to continue to incur losses for the foreseeable future and will require additional financial resources to continue to advance our products and intellectual property. We believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operating expenses and capital expenditure requirements into 2023. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings, government funding arrangements, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic, which continues to spread throughout the United States and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent outbreak of COVID-19. Among other things, our clinical trials have experienced delays, and may experience additional delays in the future, extending the timelines and increasing the overall costs to finish the clinical trials, as our fixed costs are not substantially reduced while the clinical trials are delayed. For example, the clinical site conducting our Phase 2a PET trial of PLN-74809 in IPF was closed to clinical research in March 2020, but resumed enrollment and trial activities in the third quarter of 2020. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will be affected. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19.

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

Revenue-related party was $4.8 million and $37.4 million for the three and nine months ended September 30, 2020, respectively, compared to no revenue for the three and nine months ended September 30, 2019, respectively. Novartis became a related party to us following its purchase of 10.9 million shares of our Series C redeemable convertible preferred stock on December 19, 2019 which were subsequently converted to common stock upon our IPO, along with the concurrent private placement of 625,000 shares upon our IPO, representing aggregate holdings of 6.1% and 7.4% of our outstanding shares of common stock on a fully diluted basis as of September 30, 2020 and December 31, 2019, respectively.

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

•	costs associated with clinical trials;
•	depreciation of laboratory equipment and costs of equipment and supplies;
•	costs associated with technology and intellectual property licenses; and
•	facilities and other allocated expenses, which include expenses for rent and other facility related costs and other supplies.

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employee-related expenses	$4,028	$2,611	$10,697	$7,166
Outside and consulting services for preclinical studies and research and development activities by third party contract organizations	3,607	4,978	10,692	17,151
Clinical trials expenses	6,505	1,167	17,440	4,957
Depreciation of lab equipment and costs of equipment and supplies	1,183	1,279	3,380	3,725
Technology and intellectual property licenses	29	40	2,465	277
Facilities and other allocated expenses	1,532	704	3,665	2,350
Total research and development expenses	$16,884	$10,779	$48,339	$35,626

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

Comparison of the Three Months Ended September 30, 2020 and 2019

(In thousands, except percentages)	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenue—related party	$4,814	$-	$4,814	NM
Operating expenses:
Research and development	(16,884)	(10,779)	(6,105)	56.6%
General and administrative	(4,591)	(2,583)	(2,008)	77.7%
Total operating expenses	(21,475)	(13,362)	(8,113)	60.7%
Loss from operations	(16,661)	(13,362)	(3,299)	24.7%
Interest income	72	148	(76)	(51.4%)
Other income (expense), net	55	(41)	96	(234.1)%
Net loss	$(16,534)	$(13,255)	$(3,279)	24.7%

NM:	Results not meaningful

Revenue - Related Party

Revenue-related party consisted exclusively of revenue generated from the Novartis Agreement. Related party revenue was $4.8 million and none the three months ended September 30, 2020 and 2019, respectively.  The increase of $4.8 million in revenue-related party for the three months ended September 30, 2020 compared to the same period in 2019 was due to $4.8 million in revenue generated from research and development services performed during the period. We anticipate revenue over the next several quarters will be derived primarily from the Novartis Agreement as we continue to recognize revenue-related party from research and development services and from the potential achievement of the Novartis Agreement’s developmental, regulatory and commercial milestones.

Research and Development Expenses

Research and development expenses were $16.9 million and $10.8 million for the three months ended September 30, 2020 and 2019, respectively. Research and development expenses increased by $6.1 million, or 56.6%, which was primarily due to $4.0 million of increased consulting and outside services costs, $1.0 million of increased compensation costs, $0.4 million of increased stock-based compensation costs and $0.7 million of increase for insurance expenses.  Consulting and outside services costs increased due to increased PLN-74809 and PLN-1474 development activities. Compensation costs and stock-based compensation costs increased as a result of increased headcount. Insurance expenses increased due to additional costs for insurance as a public company.

General and Administrative Expenses

General and administrative expenses were $4.6 million and $2.6 million for the three months ended September 30, 2020 and 2019, respectively. The increase of $2.0 million, or 77.7%, was primarily due to $0.9 million of increased professional and consulting costs, $0.4 million of increased compensation costs, $0.3 million of increased stock-based compensation costs, $0.2 million of increased insurance expenses, $0.2 million of increased recruiting expenses, and $0.1 million of increased charitable contributions, partially offset by a decrease of $0.1 million in travel expense. Compensation costs and stock-based compensation costs increased as a result of increased headcount. Professional and consulting costs increased primarily as a result of increased legal, marketing, investor relations and accounting fees. Insurance expenses increased due to additional costs for insurance as a public company. Travel expenses decreased primarily due to decreased executive travel as a result of the COVID-19 pandemic.

Interest Income

Interest income decreased by $0.1 million for the three months ended September 30, 2020, when compared to the three months ended September 30, 2019. The decrease was primarily attributable lower interest rates in the three months ended September 30, 2020 when compared to the corresponding period in 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019

(In thousands, except percentages)	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Revenue—related party	$37,352	$-	$37,352	NM
Operating expenses:
Research and development	(48,339)	(35,626)	(12,713)	35.7%
General and administrative	(11,642)	(7,827)	(3,815)	48.7%
Total operating expenses	(59,981)	(43,453)	(16,528)	38.0%
Loss from operations	(22,629)	(43,453)	20,824	(47.9)%
Interest income	392	701	(309)	(44.1%)
Other expense, net	(269)	(48)	(221)	460.4%
Net loss	$(22,506)	$(42,800)	$20,294	(47.4%)

NM:	Results not meaningful

Revenue - Related Party

Revenue-related party of $37.4 million consisted exclusively of revenue generated from the Novartis Agreement. The increase of $37.4 million in revenue-related party for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was due to the recognition of related party revenue of $25.0 million for the milestone payment that was achieved with the first patient dosing under the Novartis agreement in the first quarter of 2020. In addition, we recognized revenue—related party of $12.4 million generated from research and development services performed during the period. Over the next several years, we expect our revenue will be derived primarily from the Novartis Agreement as we continue to recognize related party revenue from research and development services funding and from the potential achievement of the Novartis Agreement’s developmental, regulatory and commercial milestones.

Research and Development Expenses

Research and development expenses were $48.3 million and $35.6 million for the nine months ended September 30, 2020 and 2019, respectively. Research and development expenses increased by $12.7 million, or 35.7%, which was primarily due to $6.3 million of increased consulting and outside services costs, $2.9 million of increased compensation costs, $0.6 million of increased stock-based compensation costs, $2.2 million in increased license fees, $0.9 million of increased insurance expense, and $0.1 million of increased depreciation expense, partially offset by a $0.3 million in decreased research studies expense and a decrease of $0.2 million in equipment and supplies expense. Consulting and outside services costs increased due to increased PLN-74809 and PLN-1474 development activities with external vendors. Compensation costs and stock-based compensation costs increased as a result of increased headcount. License fees increased due to the $2.4 milestone payment to the UC Regents in connection with our IPO in the second quarter of 2020. Insurance expenses increased due to additional costs for insurance as a public company. The decreases in equipment and supplies expense and research expenses is primarily due to delayed research related activities stemming from the Covid-19 pandemic.

General and Administrative Expenses

General and administrative expenses were $11.6 million and $7.8 million for the nine months ended September 30, 2020 and 2019, respectively. The increase of $3.8 million, or 48.7%, was primarily due to $1.8 million of increased consulting and outside services costs, $1.0 million of increased compensation costs, $0.5 million of increased stock-based compensation expense, $0.5 million of increased charitable contributions and $0.2 million of increased insurance expenses, partially offset by $0.3 million decrease in travel expenses. Professional and consulting costs increased primarily as a result of increased legal, marketing, investor relations and accounting fees. Compensation costs and stock-based compensation costs increased as a result of increased headcount. Insurance expenses increased due to additional cost for insurance as a public company. Travel expenses decreased primarily due to decreased executive travel as a result of the COVID-19 pandemic.

Interest Income

Interest income was $0.4 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease of $0.3 million was primarily attributable to lower interest rates in the nine months ended September 30, 2020 when compared to the corresponding period in 2019.

Liquidity and Capital Resources

Overview

As of September 30, 2020, we had cash, cash equivalents and short-term investments of $294.0 million. This amount includes the net proceeds from our IPO in June 2020, in which we issued an aggregate of 10,350,000 shares of common stock, which included 9,000,000 shares of common shares and 1,350,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares, at an offering price of $16.00 per share. We received $148.3 million, net of underwriting discounts, commissions and offering expenses payable by us. We concurrently completed a private placement of 625,000 common shares to Novartis at a price of $16.00 per share for proceeds of $10.0 million. Our cash position as of September 30, 2020 also includes an additional $52.2 million from the issuance of an additional 28.5 million shares of our Series C redeemable convertible preferred stock in February of 2020, and reflects the achievement of the first patient dosing milestone of the Novartis Agreement that triggered the receipt of a $25.0 million payment which was received from Novartis in the second quarter of 2020.

Due to the COVID-19 pandemic, our clinical trials with universities were temporarily delayed and our ability to identify and enroll patients in future clinical trials may become more difficult and costly. Our liquidity and capital resource evaluation includes an estimate of the financial impact of the delay in clinical trials and increased patient enrollment costs.

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
•

the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; and

•	the cost of operating as a public company.

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

Cash Flows

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(20,786)	$(39,494)
Net cash used in investing activities	(222,772)	(8,750)
Net cash provided by/(used) in financing activities	212,975	(1,292)
Net decrease in cash and cash equivalents	$(30,583)	$(49,536)

Cash Used in Operating Activities

Net cash used in operating activities was $20.8 million for the nine months ended September 30, 2020 and $39.5 million for the nine months ended September 30, 2019.

Cash used in operating activities in the nine months ended September 30, 2020 was primarily due to our net loss for the period of $22.5 million adjusted by non-cash charges of $3.3 million and net change of $1.6 million in our net operating assets and liabilities. The non-cash charges consisted of $0.9 million of depreciation expense and $2.4 million of stock-based compensation expense. The changes in our net operating assets and liabilities were primarily due to an increase of $4.8 million in prepaid expense and other current assets, partially offset by an increase of $1.8 million in accounts payable, an increase of $1.2 million in accrued expenses, and a decrease of $0.3 million in tax credit receivables.

Cash used in operating activities in the nine months ended September 30, 2019, was primarily due to our net loss for the year of $42.8 million adjusted by non-cash charges of $2.1 million and a net change of $1.2 million in our net operating assets and liabilities. The non-cash charges consisted of $0.8 million of depreciation expense and $1.3 million of stock-based compensation expense. The changes in our net operating assets and liabilities were primarily due to an increase of $2.6 million in accounts payable and accrued expenses, partially offset by an increase of $1.4 million in prepaid expenses and other non-current assets.

Cash Used in Investing Activities

During the nine months ended September 30, 2020 and 2019, cash used in investing activities was $222.8 million and $8.8 million, respectively. Cash used in investing activities for the nine months ended September 30, 2020 was primarily due to the purchase of short-term investments of $267.8 million and purchases of property, plant and equipment of $1.0 million, partially offset by $46.0 million in maturities of short-term investments.

Cash used in investing activities for the nine months ended September 30, 2019 was primarily due to the purchase of short-term investments of $34.8 million, purchases of property, plant and equipment of $0.8 million and accretion on short-term investments of $0.2 million, partially offset by $27.0 million in maturities on short-term investments.

Cash Provided by Financing Activities

During the nine months ended September 30, 2020, cash provided by financing activities was $213.0 million. Cash provided by financing activities for the nine months ended September 30, 2020 was primarily due to the net proceeds from issuance of common stock upon completion of our IPO of $150.8 million, issuance of common stock upon completion of the private placement with Novartis of $10.0 million, issuance our Series C convertible preferred stock net of issuance costs of $52.0 million, and the issuance of common stock upon the exercise of previously granted stock options of $0.2 million. The net proceeds from the completion of the IPO of $150.8 million were comprised of our proceeds of $154.0 million, after deducting underwriting discounts and commissions, less offering expenses of $5.7 million, of which $3.1 million was paid in 2020.

Cash used by financing activities for the nine months ended September 30, 2019 was $1.3 million which was primarily due to payment of deferred offering costs of $1.4 million, partially offset by $0.1 million of proceeds from the issuance of restricted common stock.

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

Revenue Recognition

As of September 30, 2020, all of our revenue to date has been generated from the Novartis Agreement. Effective January 1, 2018, we adopted the provisions of ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”) using the full retrospective transition method. We did not have any prior collaboration agreements and did not recognize revenue during the year ended December 31, 2018.

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

Accrued Research and Development Costs

We record accrued expenses for estimated costs of our research and development activities conducted by third-party service providers, which include the conduct of clinical studies and preclinical studies. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in accrued liabilities in the balance sheets and within research and development expense in the statements of operations and comprehensive loss. These costs are a significant component of our research and development expenses. We record accrued expenses for these costs based on factors such as estimates of the work completed and in accordance with agreements established with these third-party service providers. Any payments made in advance of services provided are recorded as prepaid assets, which are expensed as the contracted services are performed.

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party service providers. If we underestimate or overestimate the level of services performed or the costs of these services, our accrued expenses could differ from our estimates. For the periods presented, we have experienced no material differences between our accrued expenses and actual expenses.

Stock-Based Compensation

We recognize compensation costs related to stock awards, stock options and ESPP awards granted to employees, nonemployees and directors based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is recognized over the requisite service periods, which is generally on a straight-line of the awards. Forfeitures are accounted for as they occur.

The Black-Scholes option-pricing model requires the use of subjective assumptions which determine the fair value of stock-based awards, including the expected term and the price volatility of the underlying stock. These assumptions include:

•	Fair value of common stock—See “Determination of the Fair Value of Our Common Stock” below.
•

Expected term—The expected term represents the period that the stock-based awards are expected to be outstanding. The expected term for our stock options was calculated based on the weighted-average vesting term of the awards and the contract period, or simplified method, as allowed by the SEC. The expected term for the ESPP is the offering period.

•

Expected volatility—Prior to the company being public, the Company did not have any trading history for our common stock, the expected volatility was estimated based on the average historical volatilities of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their size, stage in the life cycle or area of specialty. As the Company went public in June 2020, we will continue to apply this process for stock options and ESPP awards until enough historical information regarding the volatility of its stock price becomes available.

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

Determination of the Fair Value of Our Common Stock

Given the absence of a public trading market for our common stock historically prior to our IPO, the estimated fair value of our common stock has been determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Following our IPO, we use our stock price traded on NASAQ to determine its fair value.

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

Emerging Growth Company Status and JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption and adopt ASU No. 2016-02 (Topic 842), Leases when the standard is effective for private companies which is for fiscal years beginning after December 15, 2021. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash, cash equivalents and short-term investments of $294.0 million as of September 30, 2020 which consisted of bank deposits, highly liquid money market funds and short-term investments in U.S. treasury securities, U.S. government agency securities and corporate debt securities. Historical fluctuations in interest rates have not been significant for us. We had no outstanding debt as of September 30, 2020. Due to the short-term maturities of our cash equivalents and short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments. To minimize the risk, we maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are composed of U.S. Treasury and U.S. Treasury-backed repurchase agreements or short-term U.S. Treasury securities, U.S. government agency securities and corporate debt securities. We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We considered our internal controls over financial reporting in regards to the impact of COVID-19 and concluded that our controls continue to operate in a remote environment without material effect on our internal controls over financial reporting.

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

Item 1A. Risk Factors.

RISK FACTORS

Summary of the Material Risks Associated with Our Business

Our business involves significant risks, some of which are described below. The summary risk factors listed below should be read together with the text of the full risk factors that follow this summary. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in other documents that we file with the SEC. The occurrence of any of the events or developments described in this report could have a material adverse effect on our business, financial condition, results of operations, growth prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.

•	We have a limited operating history, which may make it difficult to evaluate our prospects and likelihood of success.
•

Our business is highly dependent on the success of our lead product candidate, PLN-74809, as well as PLN-1474 and any other product candidates that we advance into the clinic. All of our product candidates will require significant additional preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially.

•	Clinical development involves a lengthy, complex and expensive process, with an uncertain outcome.
•	We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of PLN-74809 or any other product candidates.
•	If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us.
•

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

•	The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.
•	We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future.
•

We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs, future commercialization efforts or other operations.

•

If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, our ability to develop current product candidates or identify and develop new product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.

•

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

We have incurred significant net losses since our inception and have financed our operations principally through equity financing. We continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2019 and 2018, we reported a net loss of $0.6 million and $30.3 million, respectively, and for the nine months ended September 30, 2020 and 2019, we reported a net loss of $22.5 million and $42.8 million, respectively. As of September 30, 2020 and December 31, 2019, we had an accumulated deficit of $98.8 million and $76.3 million, respectively. We have devoted substantially all of our resources and efforts to research and development and we expect that it will be several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to develop and market additional potential product candidates.

We expect to continue to incur significant losses for the foreseeable future, and we anticipate that our expenses will increase substantially if, and as, we:

•

advance our lead product candidate, PLN-74809, and our second product candidate, PLN 1474, and our other product candidates through clinical development, and, if successful, later-stage clinical trials;

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

As of September 30, 2020, we had approximately $294.0 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that the existing cash, cash equivalents and short-term investments, will be sufficient to fund our operating expenses and capital expenditure requirements into 2023. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We are very early in our development efforts and have only one product candidate, PLN-74809, in early clinical development. Because PLN-74809 is our lead product candidate, if PLN-74809 encounters safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. We have completed a Phase 1a SAD/MAD trial and a Phase 1b proof-of-mechanism trial of PLN-74809 in IPF and are recruiting two Phase 2a trials and a Phase 2a PET imaging trial in IPF. We are also conducting a Phase 2a PSC trial for which we are currently enrolling patients. PLN-74809 is also being evaluated in an ongoing Phase 2a trial to evaluate its potential to address COVID-19 related ARDS. We are also collaborating with Novartis to develop PLN-1474 for liver fibrosis associated with nonalcoholic steatohepatitis, or NASH, and are currently evaluating PLN-1474 in Phase 1a SAD/MAD testing.

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

We completed our Phase 1a clinical trial of our lead product candidate PLN-74809 in healthy volunteers, and, with the exception of a number of reported minor adverse events, the product candidate was observed to be generally well-tolerated across all doses in 71 trial participants. However, if significant adverse events or other side effects are observed in any of our ongoing or future clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts altogether. In addition, in our ongoing Phase 2a clinical trials, we are evaluating PLN-74809 administered with approved IPF agents. As a result, we may encounter unexpected drug-drug interactions in our planned trials, and may be required to further test these candidates, including in drug-drug interaction studies, which may be expensive, time-consuming and result in delays to our programs. In addition, the FDA recently issued a “safe to proceed” letter in relation to our plans to evaluate PLN-74809 in COVID-19-related acute respiratory distress syndrome, for which we recently initiated a Phase 2a trial. We thus far have not conducted any clinical development of this product candidate for such indication or in an acute setting. As a result, we may observe the incidence of adverse events or serious adverse events upon further development of PLN-74809 in this patient population, and such incidence may be magnified in patients with COVID-19 due to the critical and often life-threatening nature of the underlying disease. If we encounter adverse safety issues with PLN-74809 during its development for COVID-19-related acute respiratory distress syndrome, such an outcome may adversely color the perceptions of clinicians, regulatory agencies, patients and others with respect to the safety profile of PLN-74809 in other indications.

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

Further, timely enrollment in clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things, pandemics. For example, our clinical trial sites have been affected by the COVID-19 pandemic. Commencement of enrollment of our clinical trials of PLN-74809 in IPF and PSC was delayed. While these trials have resumed patient enrollment, we could experience slower than expected enrollment. With respect to our PLN-74809 program for COVID-19 ARDS, we have initiated a Phase 2a trial evaluating the potential of this candidate, but there can be no assurance that we will not encounter challenges in patient enrollment or the conduct of the trial generally. With respect to the ongoing Phase 1 trial of PLN-1474, the trial site has experienced delays due to its location in an area currently impacted by COVID-19; however, it is now open and expected to continue dosing the remaining cohorts of the Phase 1 trial with topline data expected in the first quarter of 2021, subject to further impact of the COVID-19 pandemic. In addition, after enrollment in these trials, if patients contract COVID-19 during participation in our trials or are subject to isolation or shelter-in-place restrictions, this may cause them to drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols. If patients are unable to follow the trial protocols or if our trial results are otherwise disputed due to the effects of the COVID-19 pandemic or actions taken to mitigate its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

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

The design or execution of a clinical trial can determine whether its results will support marketing approval, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. We are currently recruiting two Phase 2a trials of PLN-74809 in IPF, subject to the impact of the COVID-19 pandemic. In the first of these trials, the study is designed to enroll IPF patients and utilize a positron emission tomography, or PET, ligand to measure avß6 target engagement by PLN-74809 in the lungs post-treatment. The second trial is a 12-week double blind placebo-controlled trial recruiting IPF patients across up to four cohorts consisting of up to three doses of PLN-74809 and one placebo and will evaluate safety, tolerability and pharmacokinetics, or PK. It is possible that we may need to amend our clinical trial, which would require us to resubmit our clinical trial protocols to IRBs for reexamination, and may impact the costs, timing or successful completion of such clinical trial. In addition, we may desire to test PLN-74809 at doses exceeding those evaluated in the Phase 1a trial, and may not be able to do so.

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

There are a number of large biopharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of fibrosis. Companies that we are aware of that are targeting the treatment of various fibrosis indications through inhibiting various parts of the TGF-ß pathway include large companies with significant financial resources such as Biogen, Inc., AbbVie Inc., Gilead Sciences, Inc., Indalo Therapeutics, Inc., FibroGen, Inc., Galapagos NV, Bristol Myers Squibb Co., and Novartis AG. However, we know of no other companies currently in clinical development with an orally bioavailable small-molecule, selective integrin inhibitor. In addition, the FDA recently issued a “safe to proceed” letter in relation to our plans to evaluate PLN-74809 in COVID-19-related acute respiratory distress syndrome, for which we recently initiated a Phase 2a trial. We are aware of numerous companies in the U.S. and globally that are developing or have announced plans to develop therapies intended to address COVID-19, including in the form of vaccines, antiviral agents and treatments to manage the symptoms of COVID-19, including acute respiratory distress syndrome.

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

In December 2019, a novel strain of the coronavirus disease, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and has spread to a number of countries globally, including the United States. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we significantly limited access to our executive offices with the majority of our administrative employees continuing their work outside of our offices and limited the presence of our staff in the laboratory and in the administrative spaces to levels that adhere to social distancing protocols. As a result of the COVID-19 pandemic, we have experienced disruptions and may continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•

delays or difficulties in commencing enrollment of patients in our clinical trials, including our Phase 2a clinical trials of PLN-74809 in IPF and PSC and our Phase 1 clinical trial of PLN-1474.  With respect to the ongoing Phase 2a trials of PLN-74809 in IPF and PSC, following delays in site initiation due to the impacts of COVID-19, both trials have resumed active enrollment of patients.  With respect to the ongoing Phase 1 trial of PLN-1474, due to the location of the Phase 1 trial site has experienced delays due to its location in an area currently impacted by COVID-19; however, it is now open and expected to continue dosing the remaining cohorts with topline data expected in the first quarter of 2021, subject to further impact of the COVID-19 pandemic;

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

As of September 30, 2020, we had 70 full-time employees. As our clinical development and commercialization plans and strategies develop, and as we transition into operating as a public company, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:

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

Based on shares outstanding as of September 30, 2020, our executive officers, directors and their affiliates and our principal stockholders beneficially held, in the aggregate, approximately 25.6% of our outstanding voting stock. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

In connection with our IPO, our directors, officers and holders of substantially all of our common stock prior to the IPO entered into lock-up agreements that restrict the sale or disposition of their shares for a period of time following our IPO. These lock-up agreements pertaining to the IPO will expire 180 days from the date of the prospectus used for our initial public offering in June 2020, subject to earlier release of all or a portion of the shares subject to such agreements by the representatives of the underwriters in the IPO in their sole discretion. After the lock-up agreements expire up to an additional approximately 24.6 million shares of common stock will be eligible for sale in the public market. Approximately 36.8% of these additional shares are beneficially held by directors, executive officers and their affiliates and will be subject to certain limitations of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline.

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

The holders of approximately 23.1 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act as provided under the terms of an investors’ rights agreement between us and the holders of our redeemable convertible preferred stock, subject to the 180-day lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Our amended and restated by-laws designate certain courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to litigate disputes with us in a different judicial forum.

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

General Risk Factors

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

Our market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. Our estimates and forecasts relating to size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and growth forecasts, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Use of Proceeds from our Initial Public Offering of Common Stock

In June 2020, our Registration Statement on Form S-1 (No. 333-2381146) was declared effective by the SEC pursuant to which we issued and sold an aggregate of 10,350,000 shares of common stock (inclusive of 9,000,000 shares of common stock and 1,350,000 shares of common stock pursuant to the underwriters’ exercise of their over-allotment option) at a public offering price of $16.00 per share for aggregate net cash proceeds of $148.3 million, after deducting underwriting discounts, commissions and offering costs. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

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

3.1

Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s quarterly report on Form 10-Q (File No. 001-39303) filed on August 11, 2020).

3.2

Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s quarterly report on Form 10-Q (File No. 001-39303) filed on August 11, 2020).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-238146) filed on May 26, 2020).
10.1#*	Offer Letter, by and between the Registrant and Mike Ouimette, dated August 17, 2020.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**

The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates them by reference

#	Represents management compensation plan, contract or arrangement.

Signatures

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2020

PLIANT THERAPEUTICS, INC.

By:	/s/ Bernard Coulie
Bernard Coulie, M.D., Ph.D.
President and Chief Executive Officer

By:	/s/ Keith Cummings
Keith Cummings, M.D., M.B.A.
Chief Financial Officer