Form 10-K
period 2020-12-31
PLIANT THERAPEUTICS, INC.
filed 2021-03-16
CIK 1746473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39303

PLIANT THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	47-4272481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
260 Littlefield Avenue South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 481-6770

Securities registered pursuant to Section 12(b) of the Act:

	Trading	Name of Each Exchange on which Securities are
Title of Each Class of Securities Registered	Symbol	Registered
Common Stock, par value $0.0001 per share	PLRX	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2020, was $855,889,147.

The number of shares of Registrant’s Common Stock outstanding as of March 9, 2021 was 35,738,192.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve risks, uncertainties, and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•	Our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	The success, cost and timing of our product development activities and clinical trials of our lead product candidate, PLN-74809, as well as PLN-1474 and our other product candidates;
•	The outbreak of the novel coronavirus disease, COVID-19, pandemic which has had an adverse impact on our business, including our preclinical studies and clinical trials;
•	Ours or our current or future collaborators plans to initiate, recruit and enroll patients in, and conduct our clinical trials at the pace that we project;
•	Our plans and strategy to obtain and maintain regulatory approvals of our product candidates;
•

Our plans and strategy to obtain funding for our operations, including funding necessary to complete further development and, upon successful development, if approved, commercialize any of our product candidates;

•	The potential benefit of orphan drug designations for PLN-74809;
•	Our ability to compete with companies currently marketing or engaged in the development of treatments for fibrosis;
•	Our plans and strategy regarding obtaining and maintaining intellectual property protection for our product candidates and the duration of such protection;
•	Our plans and strategy regarding the manufacture of our product candidates for clinical trials and for commercial use, if approved;
•	Our dependence on current and future collaborators for developing, obtaining regulatory approval for and commercializing product candidates in the collaboration;
•	Our receipt and timing of any milestone payments or royalties under any current of future research collaboration or license agreements or arrangements;
•	Our plans and strategy regarding the commercialization of any products that are approved for marketing and our ability to establish adequate pricing in the U.S. and international markets;
•	The size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in combination with others;
•	Our ability to attract and retain qualified employees and key personnel;
•	Our expectations regarding government and third-party payor coverage and reimbursement.
•

These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this Annual Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

Our business involves significant risks, some of which are described below. The summary risk factors listed below should be read together with the text of the full risk factors that follow this summary. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in other documents that we file with the SEC. The occurrence of any of the events or developments described in this report could have a material adverse effect on our business, financial condition, results of operations, growth prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.

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

•	Clinical development involves a lengthy, complex, and expensive process, with an uncertain outcome.
•	We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of PLN-74809 or any other product candidates.
•	If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•	We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than us.
•

We have entered into a collaboration agreement with Novartis for the development of PLN-1474 and may in the future seek to enter into collaborations with third parties for the development and commercialization of other product candidates.

•

If we fail to enter into such collaborations, or our collaborations are not successful, we may be unable to continue development of such product candidates, we would not receive any contemplated milestone payments or royalties, and we could fail to capitalize on the market potential of such product candidates.

•	The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.
•	We have incurred significant net losses since inception, and we expect to continue to incur significant net losses for the foreseeable future.
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

PART I

Item 1. Business

Overview

We are a clinical stage biopharmaceutical company focused on discovering and developing novel therapies for the treatment of fibrosis and related diseases. Our initial focus is on treating fibrosis by inhibiting integrin-mediated activation of TGF-ß. We have applied our deep understanding of fibrosis biology, along with our medicinal chemistry and translational medicine expertise to develop a set of proprietary tools designed to discover and de-risk product candidates quickly and efficiently. Our wholly owned lead product candidate, PLN-74809, is an oral, small-molecule, dual selective inhibitor of αvβ6 and αvβ1 integrins that we are developing for the treatment of idiopathic pulmonary fibrosis, or IPF, and primary sclerosing cholangitis, or PSC. We have completed a Phase 1a SAD/MAD trial and a Phase 1b proof-of-mechanism trial of PLN-74809 in IPF and are currently recruiting three Phase 2a trials in our lead indications: two in IPF and one in PSC. We expect to announce preliminary data from our first Phase 2a IPF trial in the first half of 2021. Our second product candidate, PLN-1474, is a small-molecule selective inhibitor of αvβ1 for the treatment of liver fibrosis associated with nonalcoholic steatohepatitis, or NASH, which we have partnered with Novartis. PLN-1474 has successfully completed a Phase 1 SAD/MAD trial and the Investigational New Drug, or IND, application was transferred to Novartis in the first quarter of 2021. Novartis will be responsible for all future PLN-1474 development, manufacturing, and commercialization activities. In addition to our clinical programs, we currently have preclinical integrin-based programs targeting oncology and muscular dystrophies.

Fibrosis refers to the abnormal thickening and scarring of connective tissue due to the production and deposition of excess collagen in the extra-cellular matrix. Fibrosis can occur in many different tissues including lung, liver, kidney, muscle, skin, and the gastrointestinal tract, and often causes severe and debilitating disease potentially leading to organ failure and death. Fibrosis has historically proven difficult to treat, which we believe is due to the complexity of the disease biology and the challenge of targeting fibrotic tissues selectively without affecting healthy tissues.

We believe that tissue-specific inhibition of TGF-ß may hold the key to successfully treating fibrosis. In normal tissues TGF-ß is activated in response to tissue injury which initiates a cascade that results in collagen production and, ultimately, scar formation to heal the tissue. In fibrosis, however, TGF-ß signaling becomes dysregulated, with TGF-ß being continuously activated, leading to excess collagen deposition, even in the absence of acute tissue injury. TGF-ß, while implicated in fibrosis pathophysiology, is expressed, and intermittently activated across all tissue types and plays important, context-specific roles in tissue homeostasis. Therefore, TGF-ß cannot be blocked systemically without disrupting these homeostatic functions and causing significant toxicities. To treat fibrosis more precisely in specific tissues, we believe it is crucial to discover and treat the underlying mechanism causing excess TGF-ß activation.

Our scientific founders are pioneers in elucidating the role of specific extracellular receptors known as integrins as a key element in the activation of TGF-ß. While the role of integrins in TGF-ß activation has been well-characterized over the past 10 years, integrins have historically been difficult to target therapeutically using small-molecules due to the difficulty of engineering molecules with high receptor selectivity and bioavailability. We believe that we have addressed these challenges with our platform. We have built a library of compounds that includes bioavailable, selective, and potent inhibitors of multiple integrins that may be used to target a range of fibrotic diseases across different tissues.

Our Pipeline

Our lead wholly owned product candidate, PLN-74809, is an oral small-molecule, dual-selective inhibitor of αvβ6 and αvβ1 that we are advancing in IPF and PSC. While expressed at very low levels in normal tissues, αvβ6 and αvβ1 are upregulated in the pulmonary tissues of IPF patients, and in the liver tissues of PSC patients. They both serve as activators of TGF-ß, leading to increased collagen production and fibrosis in these tissues. By blocking TGF-ß activation by both αvβ6 and αvβ1, we believe PLN-74809 may slow and potentially halt the progression of fibrosis in these patient populations. PLN-74809 has been granted orphan drug designation by the U.S. Food and Drug Administration, or FDA, for both IPF and PSC.

IPF is the most common and severe form of progressive pulmonary fibrosis, affecting approximately 140,000 patients in the United States. While the underlying cause of IPF is unknown, the course of the disease is well documented, with progressive scarring that destroys the structure and function of the lungs over time. The average life expectancy for patients with confirmed IPF is between three and five years. There are currently two FDA-approved therapies for IPF. Both have shown modest slowing of disease progression. However, both therapies have raised significant safety and tolerability concerns.

PSC is a progressive liver disorder affecting approximately 30,000 to 45,000 patients in the United States. The disease is characterized by fibrosis originating in the bile ducts that ultimately results in bile flow obstruction, or cholestasis, causing liver damage and progressive fibrosis of the liver. Patients have a median survival of 10 to 12 years without intervention and carry high lifetime risk of developing gastrointestinal malignancies. There are currently no FDA-approved therapies for PSC.

In our live human tissue assay, PLN-74809 showed a greater than 50 percent decrease in the expression of pro-fibrotic genes, such as collagen type I alpha1 chain, or COL1A1, and collagen type 3 alpha1 chain, or COL3A1, that are responsible for collagen production in human IPF and PSC tissues. Additionally, we have completed a study in non-human primates in which we showed that inhibition of αvβ6 and αvβ1 reduced TGF-ß activation by greater than 75% in cells isolated from the lungs after seven days of treatment.

We have completed Phase 1a single ascending dose, or SAD, multiple ascending dose, or MAD, and food effect clinical trials in which PLN-74809 was shown to be orally bioavailable and generally well tolerated with a half-life that may support once-daily dosing.

We have also completed a Phase 1b proof-of-mechanism trial in healthy volunteers evaluating PLN-74809’s ability to inhibit TGF-ß activation as measured through pSMAD2/3 levels. pSMADs act as signaling molecules directly downstream from the TGF-ß receptor, and therefore pSMAD2/3 levels can be used as a reliable biomarker for TGF-ß activation. In the Phase 1b trial, PLN-74809 was shown to inhibit TGF-ß activation by up to 70% in alveolar macrophages collected from healthy volunteers, in a dose- and exposure-dependent manner. Additionally, PLN-74809 was well tolerated with only mild adverse events and no drug-related adverse events.

We are recruiting two Phase 2a trials of PLN-74809 in IPF. In the first of these trials, we are enrolling up to 12 IPF patients and utilizing a positron emission tomography, or PET, ligand to measure αvβ6 target engagement by PLN-74809 in the lungs post-treatment with ascending single doses of PLN-74809. We expect to announce preliminary data from this trial in the first half of 2021.

The second trial is a 12-week randomized, double blind, placebo-controlled trial enrolling up to 84 IPF patients across four cohorts consisting of three doses of PLN-74809 and one placebo that will evaluate safety, tolerability and pharmacokinetics, or PK. We also plan to employ exploratory efficacy endpoints including Quantitative Lung Fibrosis, or QLF, imaging analysis, biomarkers, and pulmonary function tests including FVC. This trial is currently on track to complete enrollment by the end of 2021.

We are also recruiting a Phase 2a trial of PLN-74809 in PSC. The trial is a 12-week randomized, double blind, placebo-controlled trial enrolling up to 84 PSC patients across four cohorts consisting of three doses of PLN-74809 and one placebo that will evaluate safety, tolerability, and PK. We also plan to employ exploratory efficacy endpoints including fibrosis biomarkers such as Pro-C3 and ELF, as well as ALP and liver imaging. This trial is currently on track to complete enrollment by mid-2022.

Our second clinical stage product candidate, PLN-1474, is a small-molecule, selective inhibitor of TGF-ß activation by the integrin αvβ1, in development for treatment of liver fibrosis associated with NASH. αvβ1 serves as an activator of TGF-ß and its expression has been shown to be upregulated in hepatic stellate cells in late-stage NASH-associated liver fibrosis. In October 2019, we entered into a collaboration and license agreement with Novartis in which Novartis licensed global rights to PLN-1474. Under the terms of the agreement, we received a $50 million license fee, as well as $30 million of equity investment.  Additionally, we are eligible to receive up to $416 million in total milestone payments, as well as tiered royalties on products commercialized from the collaboration.

NASH is a severe form of non-alcoholic fatty liver disease, or NAFLD, that is associated with the development of liver fibrosis and potentially life-threatening liver dysfunction. NASH is highly prevalent, affecting approximately 16.5 million adults in the United States, including approximately 3.3 million with late-stage liver fibrosis. Over time, NASH-related liver fibrosis may progress to cirrhosis, resulting in impaired liver function and increased risk of liver-related complications and mortality. There are currently no FDA approved therapies for NASH, and to date investigational NASH therapies have only shown modest anti-fibrotic benefits in clinical trials.

We have shown through our assays of live human fibrotic liver tissue that PLN-1474 is able to decrease the expression of pro-fibrotic genes such as COL1A1, the gene associated with the production of the most abundant type of collagen produced in fibrosis. We have also shown in multiple animal models of NASH that PLN-1474 has a potent anti-fibrotic effect.

We have completed a first-in-human, randomized, double-blind, placebo-controlled Phase 1 dose escalation trial that enrolled 84 healthy volunteers across single ascending dose and multiple ascending dose cohorts. Results showed that PLN-1474 was rapidly absorbed and well tolerated with no dose- or treatment-limiting toxicities with adverse events that were mostly mild with no severe or serious adverse events observed. The PLN-1474 IND application was transferred to Novartis in the first quarter of 2021.

Pursuant to our collaboration with Novartis, Novartis reimburses us for all development activities associated with the PLN-1474 Phase 1 trials and will be responsible for all development, manufacturing, and commercialization once the IND is transferred. In addition to PLN-1474, during the research term, Novartis is also collaborating with us on up to three separate integrin research programs. We will be eligible to receive up to $416.0 million in total from various developmental regulatory and commercial milestones as well as tiered royalties, on a product-by-product basis based on annual nets sales of products, at percentages ranging from high-single digits to low teens of the applicable licensed products and mid-single digits to high-single digits for any products resulting from the research programs.

In addition to our clinical programs, we are developing two additional preclinical integrin-based programs. The first of these is our oncology program. As TGF-ß biology has been elucidated, it has become increasingly understood in the scientific literature that TGF-ß plays an important anti-inflammatory role in the tumor micro-environment, preventing T-cell infiltration and inhibiting release of various cytokines. This mechanism is becoming increasingly recognized as a potential cause of the resistance to checkpoint inhibitors such as anti-PD-1 therapies seen in many tumors. We are targeting the TGF-ß activating integrin αvβ8, which is upregulated in certain tumors with the goal of sensitizing tumors to checkpoint inhibitors. This program has generated positive data in preclinical tumor models and our candidate is currently undergoing IND-enabling studies.

Our second preclinical program is an allosteric agonistic monoclonal antibody against an undisclosed integrin receptor being developed for treatment of muscular dystrophies, including Duchenne Muscular Dystrophy. The target integrin is upregulated on muscle cells across multiple muscular dystrophy indications, acting as a substitute for dystrophin and helping to anchor muscle cells to the extracellular matrix. The program utilizes an allosteric agonistic antibody to activate the target in order to augment the naturally occurring compensatory mechanism. Because the antibody is not mutation specific, it could potentially be effective as a single therapy or in combination with other treatment modalities across multiple muscular dystrophy indications. This program is currently in the candidate selection phase of development.

Pliant was formed to build upon our scientific founders’ pioneering work elucidating the biology of fibrosis and its underlying causes. Our mission is to advance the understanding of fibrosis by building a biology-, chemistry- and screening-based engine to drive drug development across the spectrum of fibrotic diseases. We have established what we believe is a leading capability to both identify relevant fibrosis targets across different tissue types and address those targets with product candidates that have been optimized for potency and selectivity. We have established collaborations with medical research institutions and tissue networks that provide us access to human fibrotic tissue from patients undergoing transplant to use in evaluation of our product candidates and share insights with thought leaders to further engage them in our mission. By refining the development of biology-driven product candidates in our laboratories through testing in freshly obtained human fibrotic tissue, we believe that we may be able to increase the efficiency of our development process and maximize the probability of success.

We have assembled an executive team with highly relevant experience in fibrosis, small-molecule drug discovery and clinical development. Bernard Coulie, M.D., Ph.D., our President and Chief Executive Officer, has 20 years of experience in drug development, previously serving as CEO and Chief Medical Officer of ActoGeniX, as well as holding senior roles at Johnson & Johnson. Éric Lefebvre, M.D., our Chief Medical Officer, brings deep experience in clinical development in liver disease. He previously served as head of clinical research and development for NASH at Allergan. Prior to Allergan, Dr. Lefebvre led HIV and HCV development at Janssen and later served as CMO at Tobira. We were founded by world-renowned researchers Dean Sheppard, M.D., Rik Derynck, Ph.D., Bill DeGrado, Ph.D. and Hal Chapman, M.D., all from the University of California, San Francisco, who bring broad experience in fibrosis biology and small-molecule chemistry among other related disciplines.

Our Strategy

Our goal is to become a world-leading fibrosis company, developing and commercializing disease-modifying therapies across a spectrum of fibrotic diseases. To achieve this, we are focused on the following key strategies:

•

Rapidly advance PLN-74809 in IPF and PSC through clinical development and commercialization. We are developing our lead oral small-molecule inhibitor of αvβ6 and αvβ1 as a novel therapy for IPF and PSC, each an area of high unmet medical need. Both IPF and PSC are orphan indications that we believe we can commercialize on our own in key geographies using targeted sales forces.

•

Selectively evaluate additional partnerships in indications and geographies where we believe partners can add significant commercial and/or development capabilities. Fibrotic diseases represent a broad set of disease indications to pursue. Our focus is to commercialize our assets in orphan fibrosis indications and to selectively work with partners in larger indications and in geographies outside of North America. Given the size and competitive dynamics of the NASH indication, we believe that our collaboration with Novartis provides PLN-1474 a strong platform for advancement. Furthermore, we will evaluate and potentially choose to partner our unpartnered product candidates in indications outside of fibrosis.

•

Explore opportunities for our pipeline assets in additional fibrotic indications. We are evaluating the potential benefit of our product candidates outside of their lead indications. Our product candidates have shown anti-fibrotic activity in multiple animal models as well as human tissue in indications outside of IPF, PSC, and NASH. We will continue to evaluate additional indications to maximize the potential of our pipeline.

•

Leverage our industry leading tools and capabilities to advance our mission of becoming a leading fibrosis company. Since our founding we have endeavored to advance the understanding of fibrosis biology, uncover new targets and advance novel product candidates. Currently, our proprietary capabilities include a target expression atlas, an expansive library of over 7,000 integrin inhibitor molecules, integrin screening assay platform, live fibrotic human tissue program, PET-ligand imaging program, and biomarker assays. We continue to expand our integrin inhibitor library and develop tools such as additional PET-ligands as well as novel disease biomarkers. In addition, we have a library of over 70,000 compounds for non-integrin targets. We intend to leverage these tools and capabilities in a target- and modality-agnostic manner to expand our pipeline with a mission to become a world-leading fibrosis company.

Fibrosis: A Condition of Uncontrolled Scarring

Fibrosis refers to excessive scarring often resulting from aberrant tissue repair processes. In normal tissues, fibrotic pathways represent a repair mechanism by which the tissues heal themselves in response to injury or disease. These pathways are normally deactivated upon completion of tissue repair. However, when they become dysregulated and remain activated, excess collagen deposition can cause tissues to thicken and become stiff, ultimately impairing their physiological function.

Fibrosis is a disease of connective tissue. Normal connective tissue forms a supportive network between cells, lending structure and integrity to tissues built up of many cell types. Connective tissue is composed of collagenous and elastic fibers, as well as a number of supporting cells such as fibroblasts and white blood cells. These supporting cells are embedded in a gel-like matrix made up of proteins known as the extra-cellular matrix. The most important protein in this matrix is collagen, which takes the form of elongated, fine fibers, providing flexible support to the surrounding cells. In fibrotic tissues, initial insults such as tissue damage or inflammation spur the deposition of excess collagen. Normally such responses are balanced in finely controlled feedback loops, but in fibrotic disease these feedback loops are dysregulated, resulting in progressive scarring, thickening, and loss of function.

Fibrosis occurs in many organ systems throughout the body including the lungs, liver, kidneys, gastrointestinal tract, skin, and muscles. While the exact pathologies of diseases in these organs vary, the development of fibrosis involves many common cell types and biochemical pathways, including the TGF-ß signaling pathway. The ultimate result is similar across many tissues: secretion and extracellular activation of growth factors that stimulate fibroblasts to secrete excess collagen, leading to runaway growth of scar tissue.

Role of TGF-ß Signaling in Fibrosis

We believe that selectively inhibiting TGF-ß activation holds the key to successfully treating fibrosis across multiple tissues and organs. TGF-ß is secreted by nearly all cells and organs in mammals and stored in large amounts outside of cells, in the extra-cellular matrix, as part of an inactive complex. In healthy tissues, TGF-ß is transiently activated in response to tissue injury which initiates a cascade that results in collagen production and, ultimately, healing of the tissue. In fibrosis, however TGF-ß signaling becomes dysregulated and perpetuated, with TGF-ß being continuously activated, leading to excess collagen deposition in the absence of acute tissue injury. Moreover, induced activation of TGF-ß alone in animal models has been shown to be sufficient to induce fibrosis, and inhibition of TGF-ß activation has been shown to prevent or attenuate fibrosis.

TGF-ß can be activated in multiple ways in response to specific tissue injury. One important class of cell-surface proteins that activate TGF-ß in fibrosis are integrins. Integrins have a variety of functions, including signaling inside the cells, providing tissue structure and stability through adhesion between cells. Integrins are heterodimeric proteins, meaning they are composed of two different protein subunits paired together. These subunits are known as α and ß subunits. In humans, there are eighteen distinct α subunits and eight distinct ß subunits, which combine to form 24 known and functional integrin pairs.

Certain integrins bind the inactive TGF-ß complex. In response to tissue injury, the cells expressing these integrins are induced to contract, exerting physical force on the bound TGF-ß complex. This mechanical force changes the shape of the complex, releasing active TGF-ß. This activation triggers a biological cascade which results in collagen production, and when dysregulated leads to fibrosis. As depicted in the figure below, this cascade involves (i) binding of active TGF-ß to its receptor, the TGF-ß type I receptor kinase also known as ALK5; (ii) phosphorylation of immediate downstream signaling proteins known as SMAD2 and SMAD3; (iii) formation of a transcription initiation complex by pSMAD2, pSMAD3 and SMAD4; and (iv) subsequent transcription of target genes that encode fibrotic proteins such as collagen. Importantly, whereas certain TGF-ß-activating integrins are expressed at very low levels in healthy tissues, the TGF-ß cascade can lead to the upregulation of these integrins resulting in a TGF-ß-driven positive feed-forward loop which further increases TGF-ß activation. Furthermore, as fibrosis progresses and the fibrotic organ gets stiffer, it becomes progressively easier for contracting cells to activate integrin-bound TGF-ß. It is because of this continued, tissue-specific upregulation of integrins and their key roles in continued TGF-ß-activation that we believe that integrins provide an avenue to selectively inhibit TGF-ß activation in fibrotic tissue without affecting TGF-ß’s important physiological roles in healthy tissues.

av Integrins promote fibrosis through activation of TGF-ß

Model of integrin regulation of TGF-ß signaling

Historical Challenges to Drug Development in Fibrosis

Fibrosis has historically been a difficult therapeutic area to target pharmaceutically. The biology and underlying causes of fibrosis are complex and, in many diseases, poorly understood. In the past, many patients with fibrotic disease were treated with anti-inflammatory agents such as steroids. While steroids may have a mild anti-fibrotic effect in some forms of fibrosis, they can exacerbate others, such as IPF. Additionally, the negative effects of chronic steroid exposure make it difficult to treat patients with these agents for long-term periods.

More recently, it has become well understood that regardless of the underlying cause, TGF-ß activation is at the heart of several key processes that drive fibrosis, including collagen formation, deposition of extracellular matrix proteins and activation and proliferation of fibroblast cells. As such, much of the historic drug development efforts to treat fibrosis have been aimed at systemically inhibiting or disrupting the TGF-ß signaling pathway by either (i) blocking TGF-ß binding to the TGF-ß receptors with an antibody or (ii) preventing the type I TGF-ß receptor, also known as ALK5, from activating the SMADs using a small-molecule kinase inhibitor. However, because of TGF-ß’s role in normal physiology, these approaches cause substantial toxicity and dysregulation of normal functions. In fact, documented toxicities that arise from systemic inhibition of TGF-ß signaling include cardiac toxicity, inflammation, and focal epithelial hyperplasia.

A potentially safer approach to fibrosis therapy is to inhibit specific pro-fibrotic signaling molecules, such as connective tissue growth factor and autotaxin, which operate downstream of TGF-ß activation, thereby mitigating the tolerability issues associated with systemic TGF-ß inhibition. While tolerability has been shown to improve with this approach, the efficacy shown to date has been modest, likely because TGF-ß activates multiple pro-fibrotic signaling pathways in addition to those targeted by these approaches.

Another recent approach is to prevent TGF-ß activation by stabilizing TGF-ß in its inactive form. However, it is not known whether latent TGF-ß stabilization can be accomplished in a tissue specific manner.

In addition to the historical difficulty in targeting TGF-ß, clinical development for the treatment of fibrosis has also been limited by the lack of tools to understand this complex multicellular process. Only certain parts of this process can be modeled using cellular assays. More complete representations of fibrosis can be generated in animal models, but these models tend to be acute in nature and do not accurately represent disease pathology in humans which, in most cases, develops over decades. While fibrosis has historically been a difficult area of development, there has been significant interest in the space from large-cap pharma companies due to the relative scarcity of companies developing antifibrotic candidates. This is evidenced by several recent notable acquisitions in the space including Roche’s acquisitions of InterMune and Promedior, Allergan’s acquisition of Tobira, and Gilead’s strategic investment in Galapagos.

Integrin Inhibitors as a Potential Treatment for Fibrosis

An ideal approach to fibrosis treatment would be one that inhibits TGF-ß activation in only those tissues where fibrosis is occurring. One potential way to accomplish this is to inhibit the integrin proteins that are known to be overexpressed in specific fibrotic tissue and cause the abnormal activation of TGF-ß. In several forms of fibrosis, namely IPF and PSC, TGF-ß activating integrins such as αvβ6 and αvβ1 are over-expressed. These integrins are normally expressed at low levels in healthy tissue. Therefore, we would not expect off-target toxicity effects by selectively inhibiting αvβ6 and avß1. By inhibiting fibrosis-specific TGF-ß activators such as these specific integrins, it is possible to block abnormal TGF-ß activation in the specific tissues where fibrosis occurs, without affecting TGF-ß signaling in healthy tissues. However, integrin drug development has historically been challenging due to the difficulty of developing small molecule integrin inhibitors that are both selective for specific integrins and bioavailable. Notably, a recent approach targeting integrins selectively with a monoclonal antibody was terminated due to safety concerns, which we believe may be related to antibody-mediated immune activation. We believe our pipeline of bioavailable highly selective small molecule integrin inhibitors has the potential to address these challenges.

Recently, large biopharmaceutical companies have begun to recognize the potential of anti-integrin approaches to treat fibrosis and made large investments in the space. AbbVie recently in-licensed a set of preclinical integrin inhibitors for the treatment of fibrosis including an αvβ6 inhibitor targeting IPF. The AbbVie product candidate is a single selective inhibitor of αvβ6; however, it has been shown that the expression of both αvβ6 and αvβ1 is upregulated in IPF. We believe that our dual-selective αvβ6/αvβ1 inhibitor approach has the potential to provide a more potent anti-fibrotic effect than a single selective αvβ6 inhibitor.

We believe that recent developments in the field of integrin inhibitors validate our initial focus on integrin inhibitors as a treatment for fibrosis. Utilizing our proprietary discovery and development capabilities, we believe that we have overcome key historical challenges to the development of integrin inhibitors, including potency, selectivity, and bioavailability. We have identified two bioavailable and highly potent and selective integrin inhibitors. Our lead product candidate, PLN-74809, has completed Phase 1a trials and has demonstrated potential for a once daily oral dosing profile.

Our Capability and Approach to Fibrosis Drug Discovery and Development

Our approach to drug development in fibrosis combines our deep knowledge of the biology of fibrosis with various cellular, tissue, and in vivo assays developed in house to interrogate the biology of fibrosis and uncover pathways and potential targets. We developed an extensive panel of cell assays, precision cut tissue assays and animal models covering various types of fibrotic diseases. These assays allow us to evaluate target expression in fibrotic tissues as well as the anti-fibrotic activity of our candidates after treatment and begin to establish proof-of-biological-mechanism in both animal models and human tissue prior to initiating clinical trials. We believe these collective capabilities uniquely allow us to (i) efficiently identify targets, (ii) optimize the potency and selectivity of candidates and (iii) de-risk product candidates in advance of human proof-of-concept.

The first tool we use in our discovery process is our target expression atlas. Utilizing samples from normal and fibrotic human tissue, we developed a quantitative atlas of gene and protein expression across multiple fibrotic diseases. This database represents a wealth of data that we use to quantify expression of tissue specific targets for potential therapeutics. The atlas is continuously expanding through acquisition of additional samples as well as additional analyses. To date, we have advanced multiple potential targets to our early discovery pipeline.

The second important tool in our discovery process is our compound library that we screen for activity against targets identified through our target atlas. While we are agnostic to treatment modality, our initial targeted chemistry effort has been focused on integrin inhibitors, and our medicinal chemistry team has developed a proprietary library of over 7,000 potential integrin inhibitors. The goal of the library is to maximize structural diversity while targeting optimal absorption, distribution, metabolism, and excretion, or ADME, properties. We expect that the library will continue to grow as we investigate new structures. We have designed the library based on in silico known X-ray structures/homology models, structure-activity relationships of structural motifs of known integrin inhibitors, and de novo molecular design. In addition to our proprietary integrin inhibitor library, we have a non-integrin compound library of over 70,000 compounds that we screen against non-integrin targets.

Once we have identified a potential target through our target expression atlas, we screen our library of compounds against the target. We have developed screening assays for 20 of the 24 known integrins and use these assays to evaluate the potency and selectivity of binding for our potential drug candidates prior to preclinical studies. Given the selectivity and potency challenges that have hampered integrin drug development, we believe our integrin assay panel represents a major step forward in integrin-based drug development.

We believe a key advantage of our development strategy is our ability to test our product candidates in live human fibrotic tissue, which helps us to bridge the gap between animal models and clinical proof-of-concept. We have developed proprietary protocols that extend the viability of live human explant tissue samples which allow us to reproducibly perform multiday experiments. We also maintain an on-call, around the clock team that obtains tissue samples following transplant procedures and transports those tissues to our lab within hours of explant, in a highly coordinated process. Our access to these live tissue samples allows us to evaluate the effects of our product candidates on multiple markers of anti-fibrotic activity. The data from these experiments increase our confidence that the tested product candidates will show anti-fibrotic effects in patients. In this way, our human tissue program serves to further de-risk product candidates and increase their likelihood of success in the clinic.

Once in clinical development, we seek to further de-risk our programs by designing clinical trials that allow us to show proof-of-mechanism in advance of clinical efficacy data. Because fibrosis is a chronic disease, proof-of-efficacy in human trials is expensive and takes years to complete. We utilize pharmacodynamic biomarkers and advanced imaging techniques, including PET, to evaluate target engagement by our product candidates over relatively short time periods and observe whether the product candidate is having the anticipated effect. We believe obtaining these clinical data points in an efficient manner will allow us to optimize our clinical development strategy and resource allocation.

We and our partners also proactively conduct observational, natural history trials in target diseases to better understand disease pathophysiology and progression and develop new molecular biomarkers. Through these trials, we have gone on to develop patient registries and establish relationships with clinicians at leading medical research institutions dedicated to bringing novel fibrosis therapies to their patients.

We are developing an extensive biomarker discovery and validation program. We are seeking to develop biomarkers to (i) identify patients at high risk of rapid disease progression, (ii) identify patients more likely to respond to treatment and (iii) monitor early treatment responses. We are conducting clinical studies and other research with leading academic centers to track disease progression and collect biological samples such as blood, urine, and tissue biopsies which we can use to discover and validate novel biomarkers.

Our systematic approach to identifying and targeting integrins in fibrosis

Selective inhibition of TGF-ß activation in fibrotic tissues could potentially be the safest and most effective approach to treating fibrosis. One way to accomplish this is to inhibit the integrin receptors that drive excessive activation of TGF-ß. Given the importance of integrins in regulating the initial steps in fibrosis, we have focused our initial drug discovery efforts on a dual approach. This approach includes both biological profiling to identify which integrins are important in various diseased tissues and chemical profiling of libraries containing proprietary integrin inhibitors to help determine their selectivity and potency for individual integrins.

Utilizing our extensive in-house medicinal chemistry expertise, we have created a library of over 7,000 integrin-inhibitors. We screen this library against the integrin targets that we identify through our expression atlas and or biological profiling process. To our knowledge, this type of industrial-scale, systematic biological and chemical profiling, seeking selective inhibitors of one or more integrins, has not previously been carried out. We believe this combination makes our approach distinctive.

Central to our integrin inhibitor discovery process are our integrin assay panels. A key challenge in integrin inhibition, historically, has been selectivity for specific integrins. To address this challenge, we have developed assays against the 20 most relevant known integrins. We use these screening assays to measure potency and selectivity of potential candidates against these integrins. This allows us to quickly optimize the integrin binding profiles of potential development candidates in an iterative process.

Integrins can undergo conformational change. This results in different binding affinities. We believe an ideal integrin inhibitor should potently bind across the spectrum of conformations. Through the use of specific assays, we can measure the potency of our product candidates against multiple integrin conformations and seek to optimize for candidates that are able to potently bind to all conformations.

In addition to our deep understanding of integrin biology, we have gained significant insight in structure-activity relationships that determine integrin selectivity and optimal PK profiles. Utilizing this knowledge, we are now able to precisely engineer bioavailable integrin inhibitors with high potency and desired selectivity.

Our integrin inhibitor profiling capability has enabled us to quickly identify inhibitors that target individual integrins such as PLN-1474, which selectively inhibits αvβ1, as well as dual inhibitors such PLN-74809 which selectively targets both αvβ6 and αvβ1. Combining the data from our biological profiling and chemical profiling sets has enabled us to identify compounds that we believe have the highest potential for therapeutic activity in specific fibrotic diseases. Our iterative drug discovery effort focuses on drug-like properties of compounds early in the testing process. Compounds are screened for in vitro potency/selectivity and ADME/PK properties. This enables us to move from compound optimization to in vivo testing in a matter of months.

We continue to evaluate our broad proprietary library of integrin inhibitors to identify additional product candidates to treat fibrotic diseases. Furthermore, our approach allows us to use our discovery and development capabilities to develop non-integrin therapeutic modalities to treat fibrotic diseases. Our rich library also provides a deep series of potential backup molecules with structurally unique chemotypes that we believe can enhance the probability of clinical success.

As with all of our development efforts, a key approach to preclinically de-risking our integrin inhibitor candidates is evaluation of candidates in live human fibrotic tissue obtained following transplant procedures. The ability to observe effects of our product candidates on gene expression in human tissues prior to entering the clinic provides a bridge from animal models to clinical proof-of-concept and helps give us additional confidence as we move toward human trials. Similarly, if our ex vivo live human tissue studies show little or no effect on the target genes, we can quickly reallocate resources, saving time and money, and minimizing unnecessary patient exposure.

A second important de-risking strategy involves biomarker measurement in both preclinical and early-stage clinical studies. By utilizing specific biomarkers such as pSMAD2/3 that operate immediately downstream from TGF-ß, we are able to measure the effects of our drugs on TGF-ß activation. We believe understanding the ability of our drug candidates to reduce TGF-ß activation is crucial to gaining confidence in the anti-fibrotic activity of our product candidates as we move forward in the clinic.

In our Phase 2 clinical trials, we will use an advanced imaging technique to generate mechanistic data and de-risk the development of our candidates. Fibrosis is a chronic process, and it can take 6 months to a year to see a clinical benefit with a product candidate. We will utilize PET imaging to evaluate target engagement in patients and to determine if PLN-74809 is penetrating and having an effect in the tissues. We have an ongoing collaboration with Stanford pursuant to which we are evaluating Stanford’s αvβ6 PET ligand in IPF patients. We are using this ligand to evaluate the level of αvβ6 expression in the lungs of IPF patients, as well as to measure our product candidate’s ability to bind αvβ6. In addition to the αvβ6 PET ligand, Pliant has developed an αvβ1 PET tracer to evaluate the level of αvβ1 expression in fibrotic tissues, as well as to measure the ability of our product candidates to penetrate fibrotic tissues and bind to αvβ1. We filed an IND for this program in December 2020 and the FDA has since issued a “safe to proceed” letter. We plan to initiate clinical trials of our αvβ1 PET ligand as soon as possible.

Our product candidates

PLN-74809 for the treatment of IPF and PSC

Our lead product candidate, PLN-74809, is an oral small-molecule, dual-selective inhibitor of αvβ6 and αvβ1 integrins which we are developing for the treatment of IPF and PSC. We have received orphan drug designation for PLN-74809 in both IPF and PSC. We completed a Phase 1a trial of PLN-74809 in healthy volunteers and a Phase 1b trial in which we assessed target engagement and proof-of-mechanism in healthy volunteers by examining the inhibition of TGF-ß activation in alveolar macrophages. We are recruiting two Phase 2a trials of PLN-74809 in IPF patients subject to the impact of the COVID-19 pandemic. We are also recruiting a Phase 2a trial of PLN-74809 in PSC patients subject to the impact of the COVID-19 pandemic. The Phase 2a studies in IPF and PSC are enrolling up to 84 patients each, evaluating up to three dose cohorts of PLN-74809 or placebo.

Idiopathic pulmonary fibrosis background

IPF is a debilitating, age-related lung disease of unknown causes that has few treatment options. It is a form of progressive pulmonary fibrosis that leads to thickening and stiffening of the lung tissue resulting in the loss of lung function. As tissue scarring progresses, the lungs’ ability to transfer oxygen into the bloodstream becomes increasingly impaired. Average life expectancy at the time of confirmatory diagnosis of IPF is estimated to be between three and four years. Approximately 60 to 80 percent of patients die within five years of diagnosis. These survival rates are worse than those of many late-stage cancers, such as stage 3 breast cancer.

Patients with IPF experience debilitating symptoms, including shortness of breath and difficulty performing routine functions, such as walking and talking. Other symptoms include a chronic, dry, hacking cough; fatigue; weakness; discomfort in the chest; loss of appetite; and weight loss. IPF is a rare disease that affects approximately 140,000 people in the United States. There are an estimated 30,000 to 40,000 new cases diagnosed each year.

Currently, there is no pharmacological cure for IPF and only a small proportion of late-stage IPF patients may be eligible for a lung transplant. The current non-transplant standard of care aims to slow the disease progression and improve the quality of life. Two therapies to treat IPF have recently been approved by the FDA: Esbriet® (pirfenidone), marketed by Genentech, and OFEV® (nintedanib), marketed by Boehringer Ingelheim. After decades during which the FDA approved no new treatments for IPF, the approvals of pirfenidone and nintedanib represented a major breakthrough for IPF patients. However, while these therapies may help slow the decline of lung function, neither drug has been shown to stop the progression of IPF. We believe that, despite the approval of pirfenidone and nintedanib by FDA, there remains an unmet need for IPF patients that we plan to address through our product candidate.

Despite its mechanism of action being unknown, pirfenidone has been shown in registrational trials to have a modest effect on slowing the progression of IPF as measured by forced vital capacity, or FVC, in approximately fifteen percent of patients. Recent studies suggest that pirfenidone may have an impact on survival compared to placebo, but these results have not been confirmed. In March 2020, the FDA granted breakthrough therapy designation for pirfenidone for treatment of unclassifiable lung fibrosis.

Nintedanib is an inhibitor of multiple tyrosine kinases that are receptors for growth factors such as platelet-derived growth factor, or PDGF, fibroblast growth factor, or FGF, and vascular endothelial growth factor or VEGF. Nintedanib reduced the rate of decline of pulmonary function in multiple trials by approximately half and led to significant delays in the time to acute disease exacerbation. While treatment was associated with a trend towards increased survival in registration trials, it has not been shown conclusively to have a survival benefit. Recent exploratory analyses from pooled data from six clinical trials of nintedanib suggest that nintedanib may extend life expectancy in patients with IPF. The FDA approved nintedanib for the treatment of lung fibrosis associated with systemic sclerosis in September 2019, and for the treatment of chronic fibrosing interstitial lung disease, or ILD with a progressive phenotype in March 2020.

Elevated liver enzymes have been observed with both of these drugs, requiring monitoring of liver tests and potentially temporary dose reduction and discontinuation. Cases of drug-induced liver injury, including one fatal outcome, have been reported in patients treated with nintedanib. Pirfenidone’s prescribing information also carries a similar warning about elevated liver enzymes. Despite the remaining unmet need, combined sales of pirfenidone and nintedanib in 2019 were over $2.7 billion. IPF remains a major cause of morbidity and mortality and an area of high unmet medical need for which a commercial opportunity remains.

Primary sclerosing cholangitis background

PSC is a progressive liver disorder characterized by inflammation and fibrosis of the bile ducts which transport bile from the liver to the intestines. This type of fibrosis often results in obstruction or interruption of bile flow from the liver, a condition known as cholestasis, leading to liver fibrosis. Cirrhosis eventually develops and many individuals ultimately require a liver transplant. PSC patients are also at a higher risk of developing hepatobiliary cancers, including a 5 to 20 percent lifetime chance of developing cholangiocarcinoma, a typically rare form of cancer with an especially poor prognosis. The exact cause of PSC is unknown. PSC is normally diagnosed at middle age, with a median age at diagnosis of approximately 40 years old. The prevalence of PSC in the United States is estimated to be between 30,000 and 45,000 patients.

In the absence of liver transplant, median survival of PSC patients is 10 to 12 years following diagnosis without intervention. There are currently no approved pharmacological treatments for PSC. A number of immunosuppressive and anti-inflammatory agents have been studied in patients with PSC, but none has been conclusively proven to slow progression. Liver transplantation is the only available treatment for PSC patients; however, disease has been shown to recur in up to 20 percent of patients following transplantation.

Our solution, PLN-74809

PLN-74809 is a small-molecule that selectively inhibits both αvβ6 and αvβ1 integrins that we are developing as a potential therapy for IPF and PSC. We have determined that TGF-ß activation in fibrosis associated with IPF and PSC involves both αvβ6 and αvβ1 integrins. It has been shown that expression of both αvβ6 on epithelial cells and αvβ1 on fibroblasts can lead to excessive activation of TGF-ß in fibrosis. Epithelial tissue includes any tissue that lines the surfaces of the body such as alveoli, bile ducts, urinary tract, skin, and gastrointestinal tract. Each of these tissues contains multiple cell types including epithelial cells and fibroblasts. An important secondary effect of the TGF-ß cascade is that it promotes upregulation of αvβ1 on epithelial cells. The increased expression of these integrins on the cell surface contributes in turn to further TGF-ß activation in a TGF-ß-driven positive feed-forward loop.

TGF-β
(active)
TGF-β
TGF-β
TGF-βR
β1
Epithelial Cell
Fibroblast

Activation of TGF-ß by αvβ6 and αvβ1 leads to:

•         Activation of TGF-ß signaling pathways

•         Expression of pro-fibrotic genes including COL1A1

•         Subsequent collagen production and deposition

•         Additional upregulation of αvβ6

Epithelial tissue fibrosis is driven by two types of integrins

Data from our lab, as well as scientific literature, have shown that αvβ6 and αvβ1 proteins are overexpressed in at least two different fibrosis indications: IPF and PSC. In lung tissue from IPF patients we and others have shown that alveolar epithelial cells have elevated αvβ6 expression, and that the level of over-expression correlates with disease severity. We have also shown that in these patients, αvβ1 expression is upregulated. In liver tissue from PSC patients, we have shown that αvβ6 is upregulated in cholangiocytes, the epithelial cells that line the bile ducts, and that αvβ1 is upregulated in whole fibrotic liver tissue. αvβ6 and αvβ1 are normally expressed at very low levels in healthy tissue making them ideal targets for selectively inhibiting TGF-ß activation in IPF and PSC.

Lung IHC
Liver IHC
Healthy
IPF
A
Healthy
PSC
norm
40x
PSC
40x

Hora et al. 2008

αvβ6 is upregulated in the lung tissue of IPF

patients and the liver tissue of PSC patients

*	= p < 0.05(1)

(1)

A p-value is the probability that the reported result was achieved purely by chance, such that a p-value of less than or equal to 0.05 or 0.01 means that there is a 5.0% or 1.0% or less probability, respectively, that the difference between the control group and the treatment group is purely due to chance. A p-value of 0.05 or less typically represents a statistically significant result.

αvβ1 expression is upregulated in lung and liver fibrosis

We have conducted a non-interventional clinical trial in IPF patients to assess the expression of integrin αvβ6 using a PET ligand. This trial confirmed that patients with IPF have high levels of integrin αvβ6 expression, which tend to be co-localized with fibrotic regions of the lungs. This trial was published in Nature Communications in 2019. The specificity of this PET ligand can be seen in images from an IPF patient who received a unilateral lung transplant. The PET ligand is only taken up in the diseased lung but not in the transplanted healthy lung.

Pulmonary αvβ6 PET ligand uptake in an IPF patient with a unilateral lung transplantation is confined to the IPF lung

We have shown that inhibition of both αvβ6 and αvβ1 integrins is required to maximally inhibit the expression of COL1A1, a key gene that encodes type I collagen, in models of lung and biliary fibrosis as well as in human IPF tissue. COL1A1 is a TGF-ß regulated gene that is expressed in fibrotic tissue. The expression level of COL1A1 correlates with the amount of collagen deposited as measured by the standard biochemical method of quantification of hydroxyproline, an amino acid that is a major component of collagen.

Clinical development of PLN-74809

Phase 1 trials

We completed an extended Phase 1a first-in-human, or FIH, SAD/MAD and food effect clinical trial of PLN-74809 in healthy volunteers. In the SAD portion of the trial, single doses of PLN-74809 were administered to 32 volunteers across four cohorts at doses of 15, 30, 50 and 75 mg. Eight additional volunteers in the SAD portion of the trial received placebo. In the MAD portion of the trial, PLN-74809 was administered orally to 27 volunteers, once-daily over 14 days at 10, 20, 40 mg. Six additional volunteers in the MAD portion of the trial received placebo. In the food effect part of the trial, PLN-74809 was administered to 12 volunteers, administered as a single dose with and without food. PLN-74809 was shown to be well tolerated with no dose-related adverse events. All but two adverse events reported in the entire trial were mild except for a moderate adverse event of dental abscess (SAD, 30 mg dose cohort) and a moderate adverse event of viral syndrome (MAD, 40 mg dose cohort). All adverse events resolved or recovered and no dose relationship for adverse events was observed. No notable findings were observed for laboratory abnormalities, vital signs, or ECG/telemetry.

Since completing the Phase 1 FIH trial, we have conducted a Phase 1 extended dose escalation trial evaluating PLN-74809 at higher doses.  This was a randomized, double blind, placebo-controlled trial evaluating safety and tolerability as well as PK in 80 healthy volunteers at single doses up to 320 mg and multiple doses up to 160 mg.  The PK profile of the higher dose cohorts remained in line with previous cohorts, and PLN-74809 remained well tolerated with no drug related severe adverse events or serious adverse events reported in either cohort.

Participants with Drug Related Adverse Events in PLN-74809 in Phase 1a Trials

Additionally, PLN-74809 was well absorbed, and displayed a half-life of approximately 50 hours. PLN-74809 reached steady state plasma concentrations after seven days of dosing. Co-administration of PLN-74809 with food decreased drug concentrations relative to the fasted state, with AUC decreasing by approximately 40 percent and Cmax by approximately 50 percent.

Concentration (ng/mL)
10000
1000
100
10
0
8
16
24
Time (hr)
Dose (mg)
160
80
40
20
10

We have also completed a Phase 1b proof-of-mechanism trial in healthy volunteers that was similar in design to our previously completed non-human primate mechanistic trial. The purpose of this randomized, double-blind, ascending-dose, placebo-controlled trial was to evaluate PLN-74809’s ability to inhibit TGF-ß activation in the lung as measured by pSMAD2 levels in pulmonary alveolar macrophages collected from bronchoalveolar lavage, or BAL, fluid and to further characterize the PK/PD relationship in humans. Additionally, this trial will serve to inform dosing in our planned Phase 2a trials. We conducted this trial in healthy volunteers due to the safety risks associated with performing multiple BAL procedures in IPF patients.

We enrolled 18 volunteers across four dose cohorts (each cohort randomized 3:1 active to placebo). Two cohorts were dosed at 20 mg once daily and two cohorts were dosed at 40 mg once daily. Volunteers underwent an initial BAL procedure prior to treatment to measure baseline pSMAD levels. They were then treated with PLN-74809 or placebo for seven days, after which they underwent two additional BAL procedures to measure the amount of pSMAD reduction post-treatment at multiple time points. By utilizing two cohorts each for the 20 mg and 40 mg doses, we were able to measure pSMAD and drug levels at 4 different time points post treatment for each dose (3-, 6-, 12- and 24-hours post-dose on day 7), allowing assessment of PK/PD relationship over a 24-hour period.

In the Phase 1b trial, 16 participants completed pre- and post-treatment BAL procedures. Four out of six participants (66%) receiving the high dose of PLN-74809 experienced mean reductions of 58.6% (6.9%) in pSMAD2 levels at six hours post-dose relative to baseline levels. Notably, all four of the volunteers in the high dose cohort with reductions in pSMAD2 levels also achieved plasma concentrations of PLN-74809 corresponding to the predicted plasma protein adjusted IC50 of 700 ng/ml. The two volunteers in the high dose cohort who did not achieve these concentrations did not experience reductions in pSMAD2 levels. In the low dose cohort, no volunteers achieved plasma protein adjusted IC50, and only one volunteer experienced significant reduction in pSMAD2 levels post treatment, relative to baseline levels. These results demonstrate PLN-74809’s effect on reducing TGF-ß activation in the lungs in a dose- and exposure-dependent manner, supporting a PK/PD relationship in humans. These data support the biological activity of PLN-74809 and guided dose selection and trial design of our ongoing Phase 2a trials.

Treatment with PLN-74809 was well tolerated with no drug-related adverse events. None of the adverse events reported were observed in more than one participant. In the 40 mg dose cohort, two trial participants discontinued treatment prematurely (one participant receiving PLN-74809 and one receiving placebo) and did not undergo post-treatment BAL procedures; these participants were subsequently replaced.

Adverse Events Reported by Participants Receiving PLN-74809 in Phase 1b Trial

As of December 2020, a total of 184 healthy volunteers have been exposed to PLN-74809 and 35 have been exposed to placebo in Phase 1 studies. The most common TEAEs in PLN-74809-treated volunteers were mild headache (12/184 [6.5%] participants) and mild constipation (6/184 [3.3%] participants).

Current and planned clinical trials for IPF and PSC

We are currently recruiting two Phase 2a trials of PLN-74809 in patients with IPF, subject to the impact of the COVID-19 pandemic. The first of these is an open-label trial utilizing a PET ligand to αvβ6 that allows imaging of target engagement by PLN-74809 in the lungs of IPF patients during treatment. Patients will receive a single dose of PLN-74809 across a dose range starting at 60 mg. We will obtain a PET scan at baseline to evaluate αvβ6 expression levels in the patients’ lungs and then initiate treatment with PLN-74809. A post-treatment PET scan will be performed at approximately three hours after administration of the dose, which will enable us to evaluate PLN-74809’s target engagement in patients’ lungs at maximum drug concentration. When PLN-74809 binds to the αvβ6 receptor, we would expect to see decreased PET ligand uptake in the lungs post-treatment when compared to pre-treatment levels. The relationship between dose and target engagement is important to confirm penetration of PLN-74809 into fibrotic tissue, establish a PK/PD relationship between PLN-74809 plasma exposure and αvβ6 target engagement, link biological activity shown in Phase 1b healthy volunteer BAL study to αvβ6 target engagement in IPF lungs and guide dose selection in future studies.

Pliant has developed a wholly owned PET tracer of the protein integrin of αvβ1. We filed an IND in December 2020, and the FDA has since issued a “safe to proceed” letter.  We plan to use this PET tracer to evaluate expression levels of αvβ1 in various fibrotic tissues.  Additionally, this tracer may allow us to evaluate tissue penetration and target engagement of developmental candidates that bind αvβ1, similar to the current Phase 2a PET trial we are running in IPF.  We expect to advance clinical trials of the integrin αvβ1 PET tracer as soon as possible.

Our second Phase 2a trial is a randomized, double-blind, placebo-controlled IPF trial evaluating up to three doses of PLN-74809 in IPF patients. We plan to explore doses up to 160 mg per day at the highest dose. This is a 12-week trial evaluating safety and tolerability, as well as PK in IPF patients. We plan to evaluate exploratory endpoints including pulmonary function tests, biomarkers, and imaging, including Quantitative Lung Fibrosis HRCT imaging, or QLF. This is a multinational trial with approximately 60 sites in U.S., Canada, Australia, New Zealand, and multiple countries in Europe.

12-Week Safety, PK, Biomarker Trial in IPF Patients

Design of 12-week Phase 2a IPF trial

In our 12-week Phase 2a IPF trial, we will utilize QLF as a biomarker for early detection of changes in lung fibrosis. QLF is a fibrosis biomarker assessed using high resolution CT imaging, and utilizes quantitative image analysis to measure the density of lung tissue and quantify the volume of fibrosis present in the lung. QLF technology was developed by MedQIA, and has been evaluated in over 5,000 ILD patients, showing an ability to predict FVC decline in patients with IPF. While we will measure both endpoints, we believe QLF may allow us to detect changes in lung fibrosis in a more specific way than FVC.

QLF has been utilized in recent clinical trials to evaluate early treatment effects in the amount of lung fibrosis present. In Biogen’s Phase 2a trial of BG00011, a mAb targeting αvβ6, dose-dependent trends in QLF were seen at 8 weeks, with the 1mg/kg cohort showing a decrease in the amount of fibrosis present with a r=-0.49 correlation to FVC.

Biogen’s Phase 2a 8-week QLF Results

Additionally, FibroGen utilized FVC in their Phase 2 trial of pamrevlumab, their anti-CTGF mAb, in IPF. FibroGen showed 71% and 50% reductions in progression of fibrosis versus placebo at 24 and 48 weeks, respectively, as measured by QLF.

We are conducting a 12-week Phase 2a randomized, double-blind, placebo-controlled trial of PLN-74809 in PSC patients. We are evaluating up to three cohort doses of PLN-74809 (40 mg, 80 mg, or 160 mg) or placebo. This is a multinational trial with approximately 60 sites in U.S., Canada, Australia, New Zealand, and multiple countries in Europe.

12 Week Safety, PK, Biomarker Trial in PSC Patients

Design of we week Phase 2a PSC trial

The primary endpoints for our Phase 2a PSC trial will be safety and tolerability, as well as PK. We will also employ exploratory endpoints including fibrosis biomarkers including PRO-C3 and ELF, which are predictive of transplant-free survival in PSC patients, change in alkaline phosphatase, and liver imaging. Regulators have suggested that composite endpoints including biomarkers such as alkaline phosphatase, PRO-C3 and ELF coupled with liver histology may support approval in PSC. Both Gilead and Dr. Falk’s are including liver histology as a primary endpoint in their respective Phase 3 PSC trials. NGM Biopharmaceuticals, Inc., or NGM, showed dose-dependent changes in PRO-C3 and ELF at 12 weeks in its Phase 2a PSC trial, with levels returning to baseline after the removal of treatment.

ELF

Baseline ELF ≤9.8
Baseline ELF >9.8
Change in ELF from baseline to week 12
0.4
0.2
0.0
-0.2
-0.4
-0.6
-0.8
Placebo
1 mg
3 mg

Pro-C3

Change in Pro-C3 from baseline (ng/ml)
% Change in Pro-C3 from baseline
Weeks
EOT
FU
0
2
4
6
8
10
12
14
16

NGM ELF and Pro-C3 Data Over 12 Weeks of Treatment in PSC

Other Potential Development Plans for PLN-74809 in Pulmonary and Hepatic Indications

We are currently exploring the potential effects of PLN-74809 in fibrotic diseases outside of IPF and PSC and may choose to explore the development of PLN-74809 in additional indications in the future. For example, we believe PLN-74809 could provide anti-fibrotic benefits in several pulmonary and hepatic fibrosis diseases where there is over-expression of αvβ6, including pulmonary fibrosis associated with systemic sclerosis, pulmonary fibrosis associated with rheumatoid arthritis, pulmonary fibrosis associated with other forms of interstitial lung disease, primary biliary cholangitis, or PBC, biliary atresia and progressive familial intrahepatic cholestasis, or PFIC. Additionally, we believe that PLN-74809 could provide anti-fibrotic benefits in the setting of end stage renal disease.

PLN-74809 for Treatment of COVID-19 ARDS

Acute respiratory distress syndrome, or ARDS, is a major cause of mortality associated with COVID-19.  Research has shown that αvβ6 expression is elevated in the lungs of COVID-19 patients leading to increased TGF-ß levels. Increased TGF-ß levels in ARDS lead to epithelial cell death, alveolar and vascular leak, reduced interferon expression, increased immune cell infiltration, inhibition of sodium channel transport of fluid out of alveoli and fibroproliferation.

By inhibiting αvβ6-mediated activation of TGF-ß in COVID-19 ARDS patients, we believe that in ARDS, PLN-74809 may be expected to reduce pulmonary edema by inhibition of αvβ6-mediated TGF-β activation.

In the third quarter of 2020, we initiated a Phase 2a trial evaluating the safety, tolerability pharmacokinetics, and exploratory clinical outcome measures of PLN-74809 across three dose cohorts or placebo in up to 36 patients with severe or critical COVID-19 diagnosed with ARDS.  With the availability of COVID-19 vaccines beginning in the fourth quarter of 2020, as well as the increased and successful measures taken to contain the virus, we have observed a significant decrease in the number of severe and critical COVID-19 patients with ARDS.  Given the benefits that these vaccines have shown in preventing severe disease, it is unclear whether we will be able to complete enrollment of this trial.  As the pandemic evolves, we will continue to evaluate the feasibility of conducting this trial.  Should there be a continued decline in COVID-19 ARDS cases, we may consider investigating PLN-74809 in other forms of ARDS not related to COVID-19.

Preclinical data in IPF

Summary Preclinical Data in IPF
Preclinical Findings	Observations
PLN-74809 reduced collagen gene expression in	• Greater than 50% decrease in expression of COL1A1 relative to DMSO vehicle control seen
live human ILD lung tissue	in lung tissue from five IPF patients and one systemic sclerosis patient
• An antibody to αvβ6 did not significantly decrease expression
pSMAD3 was correlated with extractable	• pSMAD3 and extractable, or newly formed, collagen 1 were measured in biopsy samples
collagen levels in patients suspected of having	from 18 patients and 5 controls.
IPF	• pSMAD3 and extractable collagen 1 were correlated with an r value of 0.7807 (p<0.0001)
αvβ6 and αvβ1 expression is elevated in mouse	• In both acute and chronic bleomycin IPF mouse models, expression of αvβ6 and avß1
bleomycin IPF models	integrins was higher in bleomycin exposed animals compared to healthy controls
Dual αvβ6 and αvβ1 inhibition decreased collagen	• Dual inhibition of αvβ6 and αvβ1 at 10x IC50 significantly decreased expression of COL1A1
more than αvβ6 or αvβ1 single inhibition in live	and other profibrotic genes relative to DMSO vehicle control
human IPF lung tissue	• Single inhibition of either αvβ6 and αvβ1 at 10x IC50 did not show significant decrease in
COL1A1 expression
PLN-74809 showed a dose dependent reduction	• Three weeks of treatment with PLN-74809 utilizing second-harmonic generation resulted in a
in collagen fiber density in a mouse bleomycin	dose dependent decrease in collagen fiber density
IPF model	• Fibrous composite score was significantly reduced in a dose dependent manner vs. vehicle control
PLN-74809 decreased TGF-ß activation in	• After two weeks of treatment with PLN-74809 levels of pSMAD3 were significantly reduced
chronic bleomycin mouse model	compared to PBS vehicle control
• Post-treatment pSMAD3 levels were similar to those of healthy controls
Inhibition of αvβ6 and αvβ1 blocked TGF-ß	• After seven days of treatment with dual αvβ6 and αvβ1 inhibitor pSMAD2 levels were reduced
activation in the pulmonary cells of non-human	by greater than 75% in pulmonary cells of non-human primates
primates	• An anti- αvβ6 antibody showed approximately 50% decrease
• Dual inhibition showed a clear PK/PD relationship with maximal pSMAD2 suppression was achieved and maintained while drug concentrations were in the effective dose range (i.e., above the plasma protein adjusted IC50, or p.a. IC50)
PLN-74809 binds to all conformations of αvβ6	• PLN-74809 binds both bent-closed and extended-open conformations of αvβ6 and avß1 and αvβ1 in biochemical assays

PLN-74809 reduced collagen gene expression in live human ILD lung tissue

In an assay using live lung tissue from five patients with IPF, application of PLN-74809 for seven days led to significant decrease of >50% in expression of COL1A1, a key gene responsible for collagen production. The degree of inhibition observed with PLN-74809 approaching that of a complete blockade of TGF-ß signaling using a direct inhibitor of its TGF-ß type I receptor kinase, also known as ALK5. In contrast, an αvβ6-specific monoclonal antibody, or mAb, that we synthesized based on publicly available information regarding Biogen’s antibody, 3G9, was unable to significantly inhibit COL1A1 expression. In the same assay, using live lung tissue from a patient with systemic sclerosis-associated pulmonary fibrosis, application of PLN-74809 for seven days also led to a decrease of >50% in expression of COL1A1.

Combined inhibition of αvβ6 and αvβ1 provided increased anti-fibrotic activity in live human fibrotic tissue as compared to DMSO vehicle control.

pSMAD3 was correlated with extractable collagen levels in patients suspected of having IPF

Open lung biopsies for histologic confirmation of IPF diagnosis were performed in 18 patients with interstitial lung disease, or ILD, who were suspected of having IPF. As part of this analysis, five controls (non-transplanted donor lungs) were also included. Multiple biopsies were taken from different lobes of each lung. Total pSMAD3 and extractable collagen 1 were measured by western blot. Extractable collagen 1 is thought to be collagen that has been recently formed and has not been cross-linked to the extracellular matrix. Total pSMAD3 and extractable collagen were significantly correlated. Higher pSMAD3 levels corresponded to higher levels of recently produced collagen.

pSMAD3 levels are correlated with extractable collagen in lung biopsies from patients suspected of having IPF

αvβ6 and αvβ1 expression is elevated in mouse bleomycin IPF model

We used the increased expression of both αvβ6 and αvβ1 integrins in human disease samples to select animal models with similar characteristics which we then employed for higher-throughput and more extensive testing than would be feasible with primary human tissue. The bleomycin model is the most extensively used model of IPF due to its ability to reproduce many aspects of the disease. The pattern of expression of integrins suggests that the bleomycin model can serve as a valid preclinical surrogate for evaluating the effects of integrin inhibition in IPF. We confirmed that both αvβ6 and αvβ1 integrins are upregulated in a mouse model of pulmonary fibrosis induced by exposure to bleomycin. In both acute and chronic versions of this model, expression of αvβ6 and αvβ1 integrins were higher in bleomycin-exposed animals compared to healthy controls.

αvβ6 and αvβ1 expression in murine bleomycin model

Dual αvβ6 and αvβ1 inhibition decreased collagen more than αvβ6 or αvβ1 single inhibition in live human IPF lung tissue

To further understand the anti-fibrotic effect of single vs. dual integrin inhibition, we performed assays on live human lung tissue explanted from IPF patients during transplant. We incubated the samples for seven days with either a single selective αvβ1 small molecule inhibitor, a single selective αvβ6 inhibitor (αvβ6 mAb), or a dual selective αvβ6/αvβ1 inhibitor. Dual selective inhibition was accomplished with either PLN-74809 or a combination of the small molecule αvβ1 inhibitor and the αvβ6 mAb. In this assay, we also compared against an inhibitor of the TGF-ß receptor kinase ALK5, as a positive control. We measured effects on pro-fibrotic gene expression through the mRNA counts for COL1A1. The small molecule inhibitor of αvβ1 and the αvβ6 mAb, each dosed at 10x their IC50, failed to show a significant reduction in Col1a1 expression when administered individually. When the small molecule inhibitor of αvβ1 and the αvβ6 mAb were incubated as a combination therapy, COL1A1 expression was significantly reduced. PLN-74809 also showed a significant reduction in COL1A1 expression. We also evaluated gene expression across a broad panel of additional pro-

fibrotic genes. Similar to COL1A1, dual inhibition resulted in a greater reduction in gene expression across the panel versus single inhibition.

Dual αvβ6/ αvβ1 inhibition blocked profibrotic gene expression more than single inhibition (αvβ6 or avß1) in live human IPF lung tissue

PLN-74809 showed a dose-dependent reduction in collagen fiber density in a mouse bleomycin IPF model

We evaluated three doses of PLN-74809 in a mouse bleomycin IPF model utilizing second-harmonic generation to evaluate the amount of new collagen formation ongoing post-treatment with PLN-74809. We evaluated a range of doses against vehicle control and saw a dose dependent reduction in collagen fiber density and fibrosis composite score.

PLN-74809 resulted in a dose-dependent decrease in collagen fiber density in a mouse bleomycin IPF model as measured through second-harmonic generation

PLN-74809 decreased TGF-ß activation in chronic bleomycin mouse model

We confirmed through biochemical analyses that anti-fibrotic efficacy of PLN-74809 in the bleomycin model was due to blockade of TGF-ß activation. A key biochemical marker of TGF-ß activation is the phosphorylation of SMAD2/3. In the bleomycin model, two weeks of treatment with PLN-74809 reduced pSMAD3 levels in a dose-dependent manner to those seen in control mice that had not been exposed to bleomycin in the acute IPF model. In addition, levels of newly formed collagen, or neo-collagen, and total lung collagen as measured by hydroxyproline content were significantly reduced in a dose-dependent manner in the treatment group.

PLN-74809 blocked TGF-ß activation in a chronic bleomycin model

The ability to measure TGF-ß activation through SMAD phosphorylation also provided us with the opportunity to develop SMAD2/3 phosphorylation as a biomarker that correlates with αvβ6 and αvβ1 integrin inhibition.

Inhibition of αvβ6 and αvβ1 blocked TGF-ß activation in the pulmonary cells of non-human primates

We conducted a non-human primate study to validate pSMAD as a biomarker for TGF-ß activation for future clinical studies. Given that this study will not be part of our regulatory package for our lead compound, PLN-74809, we used PLN-75068, a close analog to PLN-74809, with a similar binding and PK profile for this particular study. In the first stage of this study, we treated non-human primates with PLN-75068 twice daily, or with the αvβ6 mAb at 1 mg/kg every other day for seven days. We performed BAL procedures on the monkeys pre- and post- treatment and measured pSMAD2 levels in the pulmonary macrophages. BAL fluid collected three hours after dosing showed a significant reduction of pSMAD2 levels when compared to pre-treatment levels. The αvβ6 mAb showed pSMAD2 level reduction as well, but the effect was less pronounced than for PLN-75068.

BID Dosing of PLN-75068 reduced pSMAD2 levels in non-human primate alveolar fluid

A second stage of this study was designed to evaluate the PK/PD relationship between PLN-75068 and the inhibition of TGF-ß activation. In this stage, we dosed monkeys at either a low or high dose once a day for seven days. We designed the study to obtain multiple BAL measurements after the last treatment in order to understand how changes in the pSMAD2 levels relate to serum levels of PLN-75068. Dosing of PLN-75068 in non-human primates showed a decrease in the pSMAD2 levels at both doses. Soon after dosing, when drug concentrations were at their peak, the levels of pSMAD2 levels showed a reduction of more than 75 percent. As the drug concentration decreased, pSMAD2 levels gradually returned to baseline levels. Importantly, both dosing groups resulted in similar levels of pSMAD2 level reduction; however, the higher dose stayed in the effective dose range longer, and therefore maintained pSMAD2 level reduction for a longer period.

QD dosing of PLN-75068 reduced pSMAD2 levels

PLN-74809 binds to all conformations of αvβ6 and αvβ1 in biochemical assays

Integrins are cellular adhesion proteins having a high degree of structural flexibility with two predominant forms: an extended form with high affinity for binding to ligands, and a bent or closed form in which the ligand binding domain has low affinity for binding to ligands. The conformation of the integrin can also dramatically alter the binding of potential therapeutics such as antibodies.

Biochemical profiling of PLN-74809 confirms that it can inhibit both αvβ6 and αvβ1 integrins in both the high-affinity, extended open conformation as well as in the lower-affinity, bent closed conformation and thus has the potential to block integrin interactions regardless of the initial state of the receptor.

PLN-74809 binds to both high-affinity and low-affinity conformations of αvβ1 and αvβ6

Preclinical data in PSC

Summary Preclinical Data in PSC
Preclinical Findings	Observations
αvβ6 and αvβ1 are overexpressed in human	• We confirmed that the widely used Mdr2 knockout PSC mouse model shows upregulation of
PSC liver tissue as well as a mouse model of	both αvβ6 and αvβ1, similar to our observations in diseased tissue from PSC patients
PSC
PLN-74809 showed a dose dependent	• Six weeks of treatment with PLN-74809 resulted in a significant dose-dependent reduction in
reduction in fibrosis in a mouse PSC model	fibrosis compared to vehicle treated mice
• pSMAD3 levels were also significantly reduced in a dose-dependent manner
PLN-74809 reduced cholestasis markers in	• After six weeks of treatment with PLN-74809, at the highest dose tested, we observed a
PSC model	significant reduction of alkaline phosphatase and total bilirubin
PLN-74809 decreased COL1A1 expression in	• After two days incubation with PLN-74809 we observed dose-dependent reductions in COL1A1
live human PSC and PBC liver tissue samples	gene expression in live liver samples from a PSC patient and a PBC patient after transplant
more than OCA	• Incubation with OCA did not achieve the same level of reduction of COL1A1 expression as
PLN-74809

αvβ6 and αvβ1 are overexpressed in human PSC liver tissue as well as a mouse model of PSC

Similar to our approach in diseased tissue from an IPF patient, we examined the expression patterns of integrins in live, diseased tissue obtained from a patient with PSC. We found that both αvβ6 and αvβ1 integrins are overexpressed in these tissues. We then went to the standard animal model for PSC based on a deletion of the Mdr2 gene in mice and confirmed that in this model both αvβ6 and αvβ1 are overexpressed compared to normal control mice.

Both αvβ6 and αvβ1 are overexpressed in a Mdr2 knockout model of PSC

PLN-74809 showed a dose dependent reduction in fibrosis in a mouse PSC model

In Mdr2-deficient mice that have developed biliary fibrosis resembling PSC, dosing with PLN-74809 for six weeks resulted in a significant, dose-dependent reduction in fibrosis compared to vehicle treated mice. Similar results were observed whether the analyses were based on collagen levels as measured by hydroxyproline, pSMAD3 levels or histological staining.

PLN-74809 showed reduction of fibrosis in the Mdr2 deficient PSC model

PLN-74809 showed improved histology score in the Mdr2 deficient PSC model

PLN-74809 reduced cholestasis liver biomarkers in PSC model

Treatment of Mdr2-deficient mice with PLN-74809 also reduced in a dose-dependent manner serum levels of alkaline phosphatase and total bilirubin compared to vehicle controls. Both are markers of cholestasis.

PLN-74809 reduced cholestasis markers in PSC model

PLN-74809 decreased COL1A1 expression in live human PSC and PBC liver tissue samples more than OCA

We assessed the anti-fibrotic activity of our integrin inhibitors using liver samples obtained from a PSC patient and a PBC patient. We used to precision-cut tissue slices to establish ex vivo tissue culture samples that mimic the multicellular characteristics of organs. The use of these precision-cut tissue culture assays not only provides the opportunity to assess the effects of our compounds directly on diseased human tissue, but also allows this to be done in a three-dimensional, multicellular context that better represents the complexity of the diseased tissue environment.

Assessing anti-fibrotic activity of compounds in live human liver fibrosis tissue

Live tissue samples from a PSC patient and a PBC patient were incubated for two days with varying concentrations of PLN-74809 and obeticholic acid, or OCA, a drug approved for the treatment of PBC. Incubation with PLN-74809 led to a significant dose-dependent decrease of COL1A1 expression, while incubation with OCA did not.

PLN-74809 blocked fibrosis in live human PSC and PBC liver tissue

PLN-1474 and NASH

PLN-1474 is a selective inhibitor of αvβ1 integrin that we are developing for the treatment of liver fibrosis in patients with NASH. PLN-1474 is an orally bioavailable inhibitor that has shown anti-fibrotic activity in multiple animal models of liver fibrosis as well as in live human NASH fibrotic liver tissue. In October 2019, we entered into a license and collaboration agreement with Novartis under which Novartis received global rights to develop and commercialize PLN-1474 the treatment of NASH associated liver fibrosis. We have completed a first-in-human, randomized, double-blind, placebo-controlled Phase 1 dose escalation trial of PLN-1474 that enrolled 84 healthy volunteers across single ascending dose and multiple ascending dose cohorts. Results showed that PLN-1474 was well tolerated with no dose- or treatment-limiting toxicities with adverse events that were mostly mild with no severe or serious adverse events observed. Per our licensing and collaboration agreement, all development expenses associated with the Phase 1 trial are reimbursed by Novartis. The PLN-1474 IND application was transferred to Novartis in the first quarter of 2021.

Background on liver fibrosis and NASH

NASH is a severe form of NAFLD that is associated with the development of liver fibrosis and potentially life-threatening liver dysfunction. NAFLD is characterized by increased amounts of fat in the liver, or steatosis. NAFLD is believed to occur due to a combination of factors including high caloric diet, obesity and metabolic syndrome, type 2 diabetes mellitus and genetics. Early stages of the disease often have no symptoms other than slightly elevated or fluctuating levels of liver enzymes in some patients.

As excess fat builds up in the liver, it can eventually cause lipotoxicity, resulting in inflammation in the liver and leading to injury of hepatocytes, known as ballooning. It is this combination of steatosis, inflammation and hepatocellular ballooning that defines NASH. Over time, NASH can lead to fibrosis of the liver. Fibrosis can progress to cirrhosis, resulting in impaired liver function and increased risk of liver-related complications and mortality. In fact, liver fibrosis is an independent predictor of liver-related morbidity and all-cause mortality in NASH. There are currently no FDA approved therapies for NASH, and to date investigational NASH therapies have only shown modest anti-fibrotic benefits in published clinical trials.

It is estimated that 30 to 40 percent of adults in the United States have NAFLD and approximately 30 percent of these patients, or up to 12 percent of adults, will develop NASH. NASH is already highly prevalent, affecting approximately 16.5 million adults in the United States with approximately 3.3 million at stage F3/F4 liver fibrosis. NASH is a growing problem with U.S. cases expected to top 27 million by 2030, with approximately eight million at stage F3/F4 liver fibrosis.

While NASH is becoming more common in the general population, identifying patients with increased risk of liver-related morbidity and mortality is important for clinical management. While steatosis, inflammation and hepatocellular ballooning are the measures used to diagnose NASH, to date, the presence and severity of liver fibrosis is the only proven independent predictor of poor clinical outcomes in NASH. Cirrhosis associated with NASH is the fastest growing indication for liver transplantation in the United States.

Approximately 10 to 15 percent of NASH patients will ultimately progress to cirrhosis over time. On average, these patients advance one fibrosis stage every seven years. NASH patients, regardless of stage of fibrosis, have an estimated annual mortality rate of 1.5 to 3.5 percent per year, mostly due to cardiovascular complications. However, when patients progress to stage F2 fibrosis or greater, liver-related complications become the highest risk for mortality. Each progressive stage of fibrosis correlates to a dramatic increase in liver-related mortality risk. Moreover, patients with F3 and F4 fibrosis carry liver-related mortality risk that is 17 times and 42 times greater, respectively, than NASH patients without fibrosis. We believe treatments with a potent anti-fibrotic effect would be more likely to have a meaningful impact on clinical outcomes for NASH patients with F3 to F4 fibrosis.

2015 U.S. Prevalence
2030 U.S. Prevalence
Liver-related Mortality Rate (by stage)
U.S. Prevalence (millions)
Liver-related Mortality Rate (Per 1,000 Patients)
0.7% CAGR
2.4% CAGR
4.0% CAGR
5.6% CAGR
6.8% CAGR
3.5mm
3.9mm
6.3mm
9.0mm
3.4mm
6.1mm
2.0mm
4.5mm
1.3mm
3.5mm
Advanced Fibrosis
All-cause mortality mainly driven by liver-related events
F0
F1
F2
F3
F4
Absent or Mild Fibrosis
Significant Fibrosis
Severe Fibrosis
Cirrhosis
Time to Progression: One Fibrosis Stage Every Seven Years

Stages of liver fibrosis

There are currently no FDA approved therapies for the treatment of NAFLD or NASH. Lifestyle changes and exercise to reduce body weight and treatment of concomitant diabetes and dyslipidemia comprise the cornerstone of treatment but are not sustainable in the majority of patients. For patients with cirrhosis, liver transplantation is the only potential treatment option, but transplant livers are not widely available, and only a minority of these patients will be eligible for a transplant due to the risks, costs and complexities associated with the procedure. NASH is the second leading indication for liver transplantation in the United States but is also the most rapidly growing indication and is expected to eventually overtake alcoholic liver disease as the largest driver of liver transplant.

There are many candidates in development for the treatment of NASH that target various aspects of the disease. A number of these candidates are directed at reducing the underlying causes of the disease such as obesity and diabetes or addressing fat accumulation in the liver by altering lipid metabolism. Other candidates are focused on suppressing the inflammatory stage of NASH with the intent of preventing the progression of fibrosis. To date, only modest improvements in liver fibrosis stage or severity have been reported with investigational compounds evaluated in patients with NASH. Our approach is to directly target the fibrosis pathway with the goal of preventing progression or reversing advanced fibrosis (F3/F4). Given TGF-ß’s central role to fibrosis pathophysiology, we believe that directly targeting the TGF-ß activation pathway via αvβ1 integrin inhibition holds the potential to provide a more clinically meaningful anti-fibrotic effect than current investigational therapies, and ultimately prevent disease progression to cirrhosis and liver related complications.

Our solution, PLN-1474

PLN-1474 is a bioavailable, small-molecule, selective inhibitor of αvβ1 mediated TGF-ß activation. PLN-1474 is an anti-fibrotic therapy for patients with liver fibrosis associated with NASH. We have shown that in human fibrotic liver tissue from patients with NASH that the levels of αvβ1 are significantly elevated in tissue from patients with stage 4 fibrotic disease. Overexpression of αvβ1 is correlated with TGF-ß activation as measured by pSMAD3 levels. Therefore, we believe a single-selective inhibitor of αvβ1 is a promising and differentiated approach to treating NASH associated liver fibrosis. In October of 2019, we entered into a license and collaboration agreement with Novartis through which Novartis obtained a global license to PLN-1474. We have completed a Phase 1 trial of PLN-1474 in healthy volunteers with Novartis reimbursing us for all associated development activities. The program has been transferred to Novartis, in the first quarter of 2021, who be responsible for all future development, manufacturing, and commercialization activities.

Preclinical data

Summary of Preclinical Data in NASH
Preclinical Findings	Observations
αvβ1 and TGF-ß activation are upregulated in	• Levels of αvβ1 and pSMAD3 levels are both significantly elevated in tissues from patients with
human F4 NASH liver biopsies	stage F4 liver fibrosis
• Levels of αvβ1 and pSMAD3 levels are highly correlated in NASH liver biopsies
PLN-1474 is associated with anti-fibrotic	• After two days incubation with PLN-1474 we observed a significant reduction in COL1A1 gene
activity in live human fibrotic NASH liver	expression in live liver samples from three NASH patients after transplant
tissue	• Gene expression of TIMP1, a strong predictor of mortality in patients with fibrosis, was also reduced after incubation

PLN-1474 resulted in a broad decrease in expression of pro-fibrotic genes in an abbreviated mouse model of NASH

•  In an abbreviated Choline-deficient, L-amino acid defined, high fat-diet, or CDA-HFD, mouse NASH model, after 3 weeks of treatment, mice treated with PLN-1474 showed decreased expression of a broad set of profibrotic genes relative to vehicle controls

PLN-1474 showed dose-dependent reduction	• Six weeks of treatment with PLN-1474, resulted in a significant dose-dependent decrease in
of fibrosis in NASH and liver fibrosis mouse	expression of Col1a1 and Col1a2 as well as hydroxyproline in a CDA-HFD NASH mouse
models	model
• After one week of treatment with PLN-1474, we observed significant dose-dependent reductions in Col1a1, Col1a2 and Col3a1 in a CCL4 liver fibrosis mouse model
PLN-1474 decreased collagen fiber density	• Six weeks of treatment with PLN-1474 utilizing 2nd harmonic generation, resulted in a dose-
and characteristics via 2nd harmonic	dependent decrease in collagen fiber density and fibrosis composite score in a CDA-HFD
generation analysis in a NASH fibrosis model	NASH mouse model
PLN-1474 potently binds to all conformations	• PLN-1474 binds both bent-closed and extended-open conformations of avß1 of αvβ1

αvβ1 and TGF-ß activation are upregulated in human F4 NASH liver biopsies

We measured αvβ1 protein expression and pSMAD3 levels in a group of late-stage liver fibrosis biopsies. In F4 biopsies, αvβ1 was significantly overexpressed relative to F0/F1 biopsies. Similarly, the pSMAD3 levels were also significantly elevated in F4 biopsies compared to F0/F1.

αvβ1 and pSMAD3 levels are both upregulated in F4 liver fibrosis

PLN-1474 is associated with anti-fibrotic activity in live human fibrotic NASH liver tissue

We assessed the anti-fibrotic activity of PLN-1474 in live human NASH liver tissue. Precision cut tissue slices from multiple F4 NASH livers treated with PLN-1474 exhibited a mean 50 percent reduction in the levels of COL1A1 expression compared to vehicle treated controls. In the PLN-1474 treated tissue slices, we also saw a significant reduction in the gene expression of TIMP1, which encodes the tissue inhibitor of metallopeptidase, or TIMP-1. In a recent study, TIMP-1 was shown to be a strong predictor of all-cause mortality in patients with fibrosis. TIMP-1 is one of the three components of the Enhanced Liver Fibrosis, or ELF, score, a non-

invasive clinical diagnostic test to assess the likelihood of having clinically significant fibrosis. These results suggest that selective inhibition of αvβ1 could have clinically meaningful anti-fibrotic activity in NASH patients with advanced fibrosis.

PLN-1474 significantly reduced COL1A1 and TIMP1 gene expression in human NASH liver tissue

PLN-1474 resulted in a decrease in expression levels of a broad panel of pro-fibrotic genes in an abbreviated mouse model of NASH

Mice were treated prophylactically with PLN-1474 for 3 weeks in an abbreviated CDA-HFD mouse NASH fibrosis model. A broad panel of profibrotic genes showed decreased expression in mice treated with PLN-1474 relative to mice that were treated with a vehicle control.

Profibrotic Gene Expression After Treatment with PLN-1474

Treatment with PLN-1474 resulted in decreased expression of a broad set of profibrotic genes in a CDA-HFD mouse NASH liver fibrosis model

PLN-1474 showed dose-dependent reduction of fibrosis in NASH and liver fibrosis mouse models

We tested the ability of PLN-1474 to inhibit fibrosis in a mouse model of NASH induced by a choline-deficient high fat diet. Treatment of these mice for six weeks, beginning at week five of the high fat diet, resulted in a dose-dependent reduction in collagen production as measured by hydroxyproline levels compared to vehicle-treated controls. Similar dose-dependent decreases in the expression of Col1a1 genes and picrosirius red staining, a histologic marker for fibrosis, were observed after treatment with PLN-1474. Treatment with PLN-1474 also led to decreases in pSMAD3 levels indicating that PLN-1474 was able to block TGF-ß activation.

PLN-1474 inhibits fibrosis in NASH fibrosis model

PLN-1474 also inhibited fibrosis in an acute CCl4 model of liver fibrosis. In this model, liver fibrosis in mice is induced by two weeks of exposure to CCl4. Treatment with PLN-1474 for one week reduced the expression of Col1a1, Col1a2 and Col3a1 compared to vehicle-treated controls. Treatment with PLN-1474 also reduced TGF-ß signaling to baseline levels as measured by pSMAD3 levels.

In the chronic version of the CCL4 model, fibrosis is induced by 21 days of exposure to CCl4. Treatment of these mice with PLN-1474 resulted in significant reductions in the expression of collagen genes beginning as soon as two hours after dosing. These results suggest that PLN-1474 has the potential to lead to significant and rapid changes in fibrosis even in livers containing extensive and established fibrotic lesions.

Liver Collagen Expression
2h vs. 8h post dose (PLN-1474)
Col1a1
Col1a2
Col3a1
mRNA Counts
15000
10000
5000
0
**
*
Vehicle PO/BID
PLN-1474 1x PO/QD 2h
PLN-1474 1x PO/QD 8h
Gene expression analyzed on NanoString
* = p < 0.05 vs. vehicle
** = p < 0.01 vs. vehicle
Std error bars shown

PLN-1474 inhibited collagen expression in a chronic CCl4 liver fibrosis model

PLN-1474 decreased collagen fiber density and characteristics via second-harmonic generation analysis in a NASH fibrosis model

We evaluated three doses of PLN-1474 in a NASH fibrosis mouse model utilizing second-harmonic generation to evaluate the amount of new collagen formation ongoing post-treatment with PLN-1474. We evaluated a range of doses against placebo in a NASH fibrosis model and saw a dose-dependent reduction in collagen fiber density and fibrosis composite score.

PLN-1474 resulted in a dose-dependent decrease in collagen fiber density in a NASH fibrosis model as measured through second-harmonic generation

PLN-1474 potently binds to all conformations of αvβ1

Similar to our observations with PLN-74809, we have shown that PLN-1474 binds to both the higher-affinity, extended open conformation of integrin αvβ1 as well as the lower-affinity, bent closed conformation and thus has the potential to block integrin interactions regardless of the state of the receptor.

Clinical development of PLN-1474

We have completed a Phase 1 first-in-human trial of PLN-1474 in healthy volunteers. The trial of PLN-1474 was a randomized, double-blind, placebo-controlled dose escalation trial that enrolled 84 healthy volunteers across single ascending dose and multiple ascending dose cohorts evaluating safety and tolerability as well as PK. Results showed that PLN-1474 was rapidly absorbed and generally well tolerated with no dose- or treatment-limiting toxicities. Adverse events were mostly mild with no severe or serious adverse events observed. In preclinical studies, PLN-1474 was observed to selectively block the αvβ1 integrin mediated activation of TGF-β, reducing fibrosis in the liver. The PLN-1474 IND application was transferred to Novartis in the first quarter of 2021. Novartis will be responsible for all future development, manufacturing and commercialization activities.

Applying our fibrosis expertise in developing additional products

We are pursuing potential uses of our existing product candidates, PLN-74809 and PLN-1474, in additional fibrotic indications. We use our precision cut human fibrotic tissue assays in addition to our animal model data to inform our clinical development programs and potentially select additional indications where we think our pipeline candidates could have an effect.

Our mission is to advance the understanding of fibrosis by building a biology-, chemistry- and screening-based engine to drive drug development across the spectrum of fibrotic diseases. While our initial focus is on small-molecule integrin inhibitors in lung and liver fibrosis, we are actively pursuing additional treatment modalities across fibrosis indications in multiple different organs. We have identified other potential non-integrin targets related to TGF-ß signaling as well as other pathways across multiple fibrosis indications, such as regulators of epithelial-to-mesenchymal transition, a critical process in fibrosis. In addition, while our initial focus is on small-molecule drug candidates, we are agnostic to treatment modalities in the development of our pipeline.

Our oncology program-TGF-ß signaling in the tumor microenvironment

Over the past several years, the checkpoint inhibitor class of immuno-oncology drugs has changed the way many cancers are treated. Checkpoint inhibitors work to block signals that prevent the body’s immune system from recognizing tumor cells. By blocking checkpoint signals such as PD-1, these drugs have the ability to sensitize T-cells, allowing them to recognize and kill tumor cells. While checkpoint inhibitors have led to dramatic improvements in survival rates for certain cancer indications, there are still a significant proportion of patients who do not respond to the drugs. Much effort is being devoted to understanding the root causes of checkpoint inhibitor resistance.

As TGF-ß biology has been elucidated, it has become increasingly understood in the scientific literature that TGF-ß plays an important anti-inflammatory role in the tumor microenvironment. One of TGF-ß’s core physiologic roles is an anti-inflammatory effect that it provides in the wound healing process. In the tumor microenvironment, however, certain integrins, such as αvβ8, can be overexpressed on multiple different cell types, resulting in increased activation, and signaling of TGF-ß. This over activation of TGF-ß can lead to a strong anti-inflammatory effect in the tumor microenvironment, resulting in decreased T-cell infiltration and decreased release of pro-inflammatory cytokines such as granzyme B and interferon g. This mechanism is becoming increasingly recognized as a potential cause of the resistance to checkpoint inhibitors such as anti-PD-1 therapies seen in many tumors. We are targeting TGF-ß activating integrins such as avß8 that are upregulated in certain tumors with the goal of removing the anti-inflammatory effect and, ultimately, sensitizing tumors to checkpoint inhibitors. This program has generated positive data in preclinical tumor models and our candidate is currently undergoing IND-enabling studies.

Integrin Upregulation in the Tumor Microenvironment

We are developing small molecule inhibitors against αvβ8 as well as other TGF-ß-activating integrins that have been shown to be upregulated in the tumor microenvironment. We have shown in an EMT6 anti-PD-1 resistant tumor mouse model that our small molecule inhibitors of αvβ8-mediated TGF-ß activation are able to sensitize tumors to anti-PD-1 therapy and extend survival. Additionally, our molecules perform similarly to monoclonal antibodies against the αvβ8 integrin receptor.

Small Molecule αvβ8 Inhibitors Enhanced PD-1 Activity in an EMT6 Anti-PD-1 Resistant Mouse Tumor Model

We are currently in preclinical stage of our oncology program developing small molecule inhibitors of αvβ8 targeting multiple potential PD-1 resistant tumor types.

Our Muscular Dystrophy Program

Muscular Dystrophy comprises a group of inherited diseases, all characterized by inborn errors in dystrophin, a protein that anchors muscle cells to the extracellular matrix, or ECM, and facilitates contraction of skeletal muscles. Mutations in the gene that codes for dystrophin can cause the dystrophin protein to be misshapen and ineffective in anchoring the muscle cell to the extracellular matrix. The lack of dystrophin anchoring results in damage to skeletal muscle cells upon contraction. Over time, muscle cells are unable to regenerate, and are eventually replaced by fat and fibrosis, resulting in loss of muscle function. Severe forms of muscular dystrophy cause progressive weakening of the heart and diaphragm, leading to death.

The most common form of muscular dystrophy is Duchenne muscular dystrophy, or DMD, which affects 1 in 3,500 boys worldwide. Disease progression varies, usually presenting with muscle weakness around age four. Most DMD patients need a wheelchair by age 12, with most dying in their 20’s. DMD is caused by mutations to the DMD gene, which codes for dystrophin.

Treatment for DMD is mostly focused on mitigating the symptoms. Aggressive management of dilated cardiomyopathy with anti-congestive medications is used, including cardiac transplantation in severe cases. Assistive devices for respiratory complications may be needed, especially at night. The steroid prednisone is given to improve the strength and function of individuals with DMD. Prednisone has been shown to prolong the ability to walk by 2 to 5 years. While a new treatment, etiplirsen, was recently approved in a subset of patients, this remains an area of tremendous unmet medical need. There are a number of novel modalities such as gene therapy and CRISPR being explored as potential treatments for DMD, but they remain years from approval.

We have identified a target integrin receptor that acts as a natural compensatory mechanism that anchors the muscle cell to the ECM in DMD, as well as other types of muscular dystrophy. It is expressed on the surface of skeletal muscle cells and has been shown to be upregulated in patients with muscular dystrophy. The target integrin is able to bind to laminin in the ECM and serve as a substitute for the dystrophin complex that normally holds muscle cells to the ECM. This compensatory mechanism serves to stabilize the muscle cell membrane, which decreases muscle damage upon contraction. Moreover, mutations in this integrin, or in the laminin protein that it binds to, have been reported, and result in congenital myopathies with phenotypes similar to those of muscular dystrophy. Like other integrins, our integrin target can exist in various conformations, some of which are active, and others that are not. The natural compensatory ability of the target is limited by the number of integrin receptors in the active conformation at any given time.

Normal
Laminin211
Active
Inactive
α
β
Talin
Kindlin
Actin
Dystroglycan
α
Sarcoglycans
β
Dystrophin

Our muscular dystrophy program utilizes an allosteric, agonistic, monoclonal antibody which binds to the alpha subunit of the target integrin and stabilizes it in its active conformation. By maximizing the number of target integrins that are active, the mAb is designed to increase the overall binding of the muscle cell membrane to the ECM and to stabilize the membrane.

Integrin Activation Therapy

Laminin211
Sarcolemmal stability
Active
α
β
α subunit agonist antibody
Talin
Kindlin
Talin
Kindlin
Talin
Kindlin
Actin
Actin

Allosteric agonistic monoclonal antibody binds to the inactive integrin inducing conformational change increasing laminin binding

We have developed a humanized antibody that is highly potent and selective for the alpha subunit of the target integrin. Our mAb candidate has been tested in an mdx /DBA2 DMD mouse model where it showed significantly decreased muscle damage as measured through clinical biomarkers including serum creatinine kinase and troponin.

Serum Creatine Kinase
6000
4000
2000
0
U/L
***
DBA2
Control
M36
mdx/DBA2
Troponin (skeletal)
400
300
200
100
0
ng/ml
*
DBA2
Control
M36
mdx/DBA2
Mean +/- SD n=10/group

Treatment with mAb resulted in decreased muscle damage in a mdx/DBA2 mouse model

In addition to protecting against muscle damage, the antibody showed an increase in diaphragm contractility in the mice tested. The antibody was able to return diaphragm contractility to near the same level as the wild type controls. This is crucial, given that the primary cause of death in patients with muscular dystrophy is cardiopulmonary failure resulting from progressive wasting of cardiac and respiratory muscles.

100
80
60
40
20
0
Force (mN)
0
50
100
150
Stimulation Frequency (Hz)
**
DBA2/IgG control
mdx/IgG control
mdx/Agonist Ab (low dose)
mdx/Agonist Ab (high dose)

Agonistic mAb restored diaphragm force back to the same level as wild type control

The antibody protected the gastrocnemius muscle from eccentric injury in which the muscle loses contractile force over a series of contractions. Interestingly, mice treated with an antibody that blocks the integrin receptor showed an increase in eccentric injury.

Integrin Agonistic Antibody Protected Gastrocnemius Muscle from Eccentric Injury While Antagonistic Antibody Increased Injury

Lastly, our mAb showed a reduction in hydroxyproline levels in the gastrocnemius muscles of the test mice, suggesting less fibrosis in the muscles, possibly as a result of decreased muscle damage.

Agonistic mAb significantly reduced collagen content in gastrocnemius muscles of treated mice

We have nominated a development candidate and are currently conducting CMC scale-up activities. We plan to initiate IND enabling studies in 2021.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has caused and continues to cause significant industry-wide delays in clinical trials. There are multiple causes of these delays, including reluctance of patients to enroll or continue in trials for fear of exposure to coronavirus, local and regional shelter-in-place orders and regulations that discourage, hamper, or prohibit patient visits, healthcare providers and health systems shifting away from clinical trials toward the acute care of COVID-19 patients and the FDA and other regulators making product candidates for the treatment of COVID-19 a priority over product candidates unrelated to the pandemic.

We are working closely with our contract research organizations, or CRO’s, manufacturers, investigators, and clinical trial sites to monitor and assess the ongoing impact of the COVID-19 pandemic on timelines and expected costs for each of our programs. Our CRO’s are largely decentralized organizations and, to date, have not experienced significant impacts to their ability to support our trials. Our manufacturers, particularly in China, have, to varying degrees, experienced impacts to their operations as a result of the COVID-19 pandemic. To date, however, these operational challenges have had minimal impact on their ability to produce and deliver materials to us in a timely manner.

We are in close contact with each of our more than 60 global clinical trial sites per program (i.e., IPF and PSC) to monitor and assess the local and regional impacts of the COVID-19 pandemic and continue to adjust the conduct of our clinical trials accordingly. The pandemic resulted in significant closures of many of our trial sites over the course of 2020.  We estimate that the closures caused delays of 4-6 months to the overall timelines for the IPF and PSC trials.  To mitigate these effects, in 2020, we focused on opening additional sites and conducting an awareness campaign to generate interest in our trials. The ongoing campaign includes clinical research site calls with our founders and KOLs, engagement with scientific and patient communities and foundations, and active social media channels.

People living with IPF are considered at higher risk for developing serious illness if they become infected by the coronavirus. These patients may be instructed to avoid non-essential visits to medical centers, and to instead self-isolate at home. We have successfully implemented a hybrid approach to clinical trial participation with home-health solutions for both our IPF and PSC clinical trials designed to minimize the requirements for visits to healthcare facilities in order to mitigate COVID-19 infection risk in these vulnerable populations.

Our pipeline and early-stage programs have been impacted and may be further impacted by the COVID-19 pandemic due to local California shelter-in-place orders in effect intermittently since March 2020. These impacts have been mitigated by our ability to outsource work, such as CMC, to third parties. Additionally, we are subject to certain exceptions to the shelter-in-place orders through the nature of our early-stage research and expect to continue to conduct essential lab work utilizing social distancing measures such as alternating shifts and reduced staff on site, as necessary.

We are not aware of any of our directors or employees being infected with coronavirus, but the virus can remain asymptomatic for a significant period of time and methods and availability of testing continue to evolve. Notwithstanding the current shelter-in-place orders, our employees or their family members could become infected.

We note the high level of difficulty in projecting the effects of the COVID-19 pandemic on our programs and our company, given the rapid and dramatic evolution in the course and impact of the pandemic and the societal and governmental response to it.

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, strong competition, and an emphasis on proprietary products. While we believe that our technology, knowledge, experience and scientific personnel provide us with competitive advantages, we face substantial competition from many different sources, including larger pharmaceutical companies with greater resources. Smaller specialty biotechnology and biopharmaceutical companies, academic research institutions, governmental agencies, as well as public and private institutions are also potential sources of competitive products and technologies, including through collaborative arrangements with large and established biopharmaceutical companies. We also face competition in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and enrolling patients for clinical trials, and acquiring technologies complementary to, or necessary for, our programs. We believe that the key competitive factors affecting the success of any of our product candidates will include efficacy, safety profile, convenience, method of administration, cost, level of promotional activity and intellectual property protection.

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

Prior to February 2021, Galapagos’s Phase 3 autotaxin inhibitor GLPG-1690 and Fibrogen’s Phase 3 monoclonal antibody against connective tissue growth factor, or CTGF, were the two most advanced development candidates for treatment of IPF. Galapagos terminated both of its Phase 3 trials of GLPG-1690 in IPF in February 2021 due to an unfavorable benefit-risk profile.

Although our novel approach is unique from most other existing or investigational therapies across the disease areas where we are focusing our development, we will need to compete with currently approved therapies, and potentially those in currently in development if they are approved. We are aware of several marketed and investigational products in our leading disease areas, including but not limited to:

•

IPF: There are currently two approved products for the treatment of IPF; Esbriet, marketed by Roche Holding AG, and Ofev, marketed by Boehringer Ingelheim GmbH. Companies currently developing product candidates in IPF include AbbVie, Galapagos, Kadmon Holdings, Inc., Galecto Biotech, Inc., Roche Holding AG and Liminal BioSciences. Inc.

•

PSC: There are currently no approved therapies for the treatment of PSC. Companies currently developing product candidates in PSC include Gilead Sciences, Inc., AbbVie Inc., Dr. Falk Pharma and Intercept Pharmaceuticals, Inc.

•

NASH: There are currently no FDA approved therapies for the treatment of NASH. There are a number of companies developing product candidates for the treatment of NASH including Intercept, Pfizer Inc., Gilead, AbbVie, Novartis, AstraZeneca plc, Eli Lilly & Company, GlaxoSmithKline plc, Amgen, Inc., BMS, Johnson & Johnson, Merck & Co., Inc., Roche, Sanofi S.A., Takeda Pharmaceuticals, Novo Nordisk, Genfit SA, Madrigal Pharmaceuticals, Inc., Viking Therapeutics, Inc., Cirius Therapeutics, Inc., NGM Biopharmaceuticals, Akero Therapeutics, Inc. and Metacrine, Inc. Most of the drugs currently in development for NASH are focused on decreasing liver fat or improving liver inflammation as opposed to direct liver anti-fibrotic approaches.

The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our product candidates, if approved for marketing. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we do, which could result in our competitors establishing a strong market position before we are able to enter the market.

Intellectual Property

Overview

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets relating to our proprietary technology platform and on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the field of fibrosis that may be important for the development of our business. We additionally may rely on regulatory protection afforded through data exclusivity, market exclusivity, and patent term extensions, where available.

Our commercial success may depend in part on our ability to: obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing the valid enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell, or importing our products may depend on the extent to which we have rights under valid and enforceable licenses, patents, or trade secrets that cover these activities. In some cases, enforcement of these rights may depend on third party licensors. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of manufacturing the same.

As of March 1, 2021, we own, co-own or license over 115 pending patent applications worldwide in over 19 patent families, including United States and corresponding foreign patent applications. To date, three U.S. patents have issued to us. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek United States and foreign patent protection for a variety of technologies, including, research compounds and methods, candidate compounds and antibodies for modulating the activity of integrins, methods for treating diseases of interest, and methods for manufacturing our products. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.

Company Owned IP

We own multiple families of patent applications that are directed to small-molecule compositions capable of modulating integrins and methods for treating or preventing diseases associated with integrins. Certain applications in these families relate to our PLN-1474 and PLN-74809 small-molecule product candidates, backup compounds and structural analogs, various unit dosages, dosing regimens, and routes of administration. We are also pursuing innovative ways to modulate integrin function using antibodies and have one pending patent application to that technology in the United States. Patents that may issue from these company owned applications are generally expected to expire between the years 2037 to 2041, subject to possible patent term adjustment and/or extension.

Trademark Protection

We have two registered U.S. trademarks for use in connection with our products. We may pursue additional registrations for future products in markets of interest.

Trade Secret Protection

We may rely, in some circumstances, on trade secrets to protect our technology. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems.

In addition to the above, we have established expertise and development capabilities focused in the areas of preclinical research and development, manufacturing and manufacturing process development, quality control, quality assurance, regulatory affairs, and clinical trial design and implementation. We believe that our focus and expertise will help us develop products based on our proprietary intellectual property.

License Agreements

Novartis Collaboration and License Agreement

In October 2019, we entered into a collaboration and license agreement, or the Novartis Agreement, with Novartis Institutes for Biomedical Research, Inc., or Novartis, for the research, development, and commercialization of PLN-1474, and up to three additional integrin targets, or the Research Targets. Under the terms of the Novartis Agreement, we will be responsible for the clinical development and manufacture of PLN-1474 through the first-in-human study and Novartis will then be responsible for all future development, manufacturing, and commercialization. Following the completion of our Phase 1 clinical trial for PLN-1474, the PLN-1474 IND was transferred to Novartis in the first quarter of 2021.

During the research term, which shall initially be three years and extendable, we will collaborate, through a joint steering committee, with Novartis on up to three separate research programs, to biologically validate certain potential Research Targets and identify and synthesize potential research compounds for each Research Target in accordance with the applicable research plan. We will be responsible for advancing product candidates targeting selected Research Targets to development candidate stage and Novartis will then be responsible for all future development, manufacturing, and commercialization.

We have also granted to Novartis an (i) exclusive (even as to us), transferable, sublicensable license to certain of our technology to commercialize licensed products in the field and (ii) co-exclusive (with us), transferable, sublicensable license to research, develop and manufacture certain licensed compounds and licensed products for disease treatment worldwide. Upon the completion of the first Phase 1 study, such co-exclusive license shall become exclusive for Novartis.

In addition, pursuant to the Novartis Agreement, we have granted to Novartis and its affiliates an (i) exclusive (even as to us), transferable, sublicensable license to certain of our technology to commercialize certain research products in the field and (ii) a coexclusive (with us), transferable, sublicensable license to develop, manufacture, and commercialize certain selected research compounds and research products for disease treatment worldwide. Upon the selection of relevant candidate small molecule compound selective modulator, such co-exclusive license shall become exclusive for Novartis.

Novartis paid us a nonrefundable, non-creditable one-time payment of $50.0 million as an initial license fee in October 2019. Novartis will also pay us a $4.0 million target validation fee for each candidate target that achieves target validation and is deemed a research target, for up to three candidate targets.

Novartis shall also pay us certain development and commercialization milestone payments, in total up to $416.0 million under the agreement.

Novartis shall also pay us tiered royalties, on a product-by-product basis based on annual nets sales of products at percentages ranging from high-single digits to low teens of the applicable licensed products and mid-single digits to high-single digits for any products resulting from the research programs.

Unless earlier terminated, the Novartis Agreement will expire upon the expiration of all royalty obligations. The royalty period will expire on a product-by-product and country-by-country basis upon the later of (i) ten years from the first commercial sale, (ii) the expiration of all regulatory or data exclusivity and (iii) the expiration of the last-to-expire valid patent claim. Novartis has the right to terminate the Novartis Agreement for convenience on a target-by-target basis upon sixty (60) days’ prior written notice, so long as such right is exercised prior to the first commercial sale of any licensed product or research product with respect to the applicable target. After the first commercial sale, Novartis has the right to terminate the Novartis Agreement for convenience on a target-by-target basis upon six (6) months’ prior written notice. We may not terminate the agreement for convenience. Either we or Novartis may terminate the Novartis Agreement if the other party is in material breach and such breach is not cured within the specified cure period. In addition, either we or Novartis may terminate the Novartis Agreement in the event of specified insolvency events involving the other party. If we terminate the agreement as a result of Novartis’ uncured material breach or Novartis terminates at will, we retain a royalty-bearing, non-exclusive license to certain Novartis technology in order to develop, manufacture and commercialize certain compounds and products as set forth in the Novartis Agreement, subject to certain conditions.

Adimab Collaboration Agreement

In October 2018, we entered into a collaboration agreement, or the Adimab Agreement, with Adimab, LLC, or Adimab, for the discovery and optimization of proprietary antibodies as potential therapeutic product candidates. Under the Adimab Agreement, we have initially agreed with Adimab to collaborate on an initial research program. In addition, we may select up to three additional biological targets against which Adimab will use its technology to research and develop antibodies pursuant to a mutually agreed upon research plan.

During the ongoing research period and for a specified evaluation period thereafter, or the Evaluation Term, Adimab will grant us a worldwide, non-exclusive license to Adimab’s technology to perform our responsibilities under the specified research plan and to evaluate the program antibodies to determine, at our election, how to proceed with any antibodies discovered as a result of such research program.

On a research program by research program basis, Adimab has granted to us an exclusive option to acquire the rights to up to a certain specified number of discovered antibodies for development and commercialization as biopharmaceutical products. We have also granted Adimab a non-exclusive, non-sublicensable license under our technology during each research program, and during the relevant Evaluation Term solely to perform Adimab’s responsibilities under such research plan.

Upon execution of the Adimab Agreement we paid to Adimab a one-time, non-creditable non-refundable technology access fee in the low-five figures. For each agreed upon research program that is commenced, we are required to pay Adimab an agreed upon rate for its full-time employees during a given research program, a specified discovery delivery fee, and an optimization completion fee in the low-six figures.

If we choose to exercise our option with respect to a specific research program, we are required to pay Adimab a non-creditable, non-refundable high six-figure option exercise fee, payable in installments. If we exercise our option with respect to more than the specified number of antibodies resulting from such research program, we are obligated to make an additional specified payment for each additional optioned antibody. To date, we have not exercised any options under the Adimab Agreement.

We are required to make certain milestone payments to Adimab upon the achievement of certain clinical and regulatory milestone events in the development of therapeutic products and diagnostic products which use the antibodies we have obtained pursuant to our exclusive option. The milestone payments total approximately $12 million for each therapeutic product. For any product that is commercialized pursuant to the Adimab Agreement, we are required to pay Adimab low single digit percentage tiered royalty payments based on annual aggregate worldwide net sales thresholds for such products, subject to reduction as specified in the Adimab Agreement. Royalty terms with respect to each product will expire on a country-by-country basis upon the later of (a) ten years after the first commercial sale of such product in such country and (b) the expiration of the last patent related to any antibody acquired by us pursuant to our option from a specified research program.

Under the Adimab Agreement, we are required to use commercially reasonable efforts to conduct certain research to discover and optimize antibodies directed against the targets that we select. The Adimab Agreement will expire unless earlier terminated (a) in the event that we do not exercise any option pursuant to a research program, upon the conclusion of the last to expire Evaluation Term, or (b) if we do exercise an option, on the expiration of the last royalty term for a product in a particular country. We have the right to terminate the Adimab Agreement at any time upon advance written notice to Adimab. In addition, subject to certain conditions, either we or Adimab may terminate the Adimab Agreement if the other party commits a material breach of the agreement and fails to cure such breach within a specified cure period after written notice is provided. Upon expiration or termination of the Adimab Agreement, all licenses granted to us on a product-by-product and country-by-country basis will continue on a non-exclusive, fully paid, worldwide, royalty-free, irrevocable basis.

Manufacturing

Our product candidates, PLN-74809 and PLN-1474, are small molecule inhibitors amenable to standard formulation technologies. We have confirmed the utility of the synthetic process and manufactured multi-kilogram quantities sufficient to provide drug product for our clinical trials. The manufacturing process of the drug substance for such product candidates is robust and accessed from readily available starting materials. The synthetic route is amenable to large-scale production and does not require unusual equipment or handling during the manufacturing process. We have obtained an adequate supply chain of the drug substance for PLN-74809 and PLN-1474 from our North American and Asian contract manufacturing organizations, or CMOs, to satisfy both our clinical and preclinical requirements. We have engaged multiple suppliers for the manufacture of PLN-74809. We are engaging secondary raw material suppliers in addition to North American and European CMOs to mitigate global supply chain risk and ensure continuity of supply of drug substance. To maximize flexibility, we have established relationships with non-overlapping vendors for manufacturing of not only raw materials but also drug substance. We currently rely on third-party manufacturers for the GMP production of larger quantities of our drug product candidates for our clinical trials. Our internal personnel have extensive cGMP manufacturing experience in order to ensure seamless technology transfer and to manage the manufacturing and development processes conducted by third-party manufacturers. Our agreements with third-party manufacturers include confidentiality and intellectual property provisions as well as routine quality audits. In some instances, we have reserved resources from third-party manufacturers for the development and manufacture of our product candidates for near-term clinical programs.

We do not own or operate facilities for clinical drug manufacturing, storage, distribution, or quality testing. Currently, all of our clinical manufacturing is outsourced to third-party manufacturers. As our development programs expand and we build new process efficiencies, we expect to continually evaluate this strategy with the objective of satisfying demand for our clinical trials and, if approved, the manufacture, sale, and distribution of commercial products.

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing, and distribution of drugs, such as those we are developing. These agencies and other federal, state, and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling and export and import of our product candidates.

U.S. government regulation of drug products

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The FDA also regulates biological products under the FDCA and the Public Health Service Act, or PHSA. If we advance clinical development of a biologic candidate in the future, these development activities will be subject to additional regulatory requirements specific to biologics. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending New Drug Applications, or NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	Completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	Submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;
•	Approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
•

Performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug product for each indication;

•	Submission to the FDA of an NDA;
•	Satisfactory completion of an FDA advisory committee review, if applicable;
•

Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	Satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•	Payment of user fees and securing FDA approval of the NDA; and
•

Compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

Preclinical studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to initiate.

Clinical trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it initiates at that institution. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their www.clinicaltrials.gov website.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•

Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.

•

Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Marketing approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls, and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA, for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision.

In addition, under the Pediatric Research Equity Act of 2003, or PREA, as amended and reauthorized, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. An Agreed Initial Pediatric Study Plan requesting a waiver from the requirement to conduct clinical studies has been submitted to the FDA.

The FDA also may require submission of a risk evaluation and mitigation strategy, or REMS, plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Orphan drug designation and exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will be receiving orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity. Orphan exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Further, the FDA may approve more than one product for the same orphan indication or disease as long as the products contain different active ingredients. Moreover, competitors may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity.

U.S. marketing exclusivity

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an

NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an Abbreviated New Drug Application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for a NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for the original non-modified version of the drug. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods. This six-month exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

Post-approval requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There are continuing, annual user fee requirements for any marketed products and the establishments where such products are manufactured, as well as new application fees for supplemental applications with clinical data.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval of a drug is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	Restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	Fines, warning letters or holds on post-approval clinical trials;
•	Refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
•	Product seizure or detention, or refusal to permit the import or export of products; and
•	Injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Drugs may be promoted by a manufacturer and any third parties acting on behalf of a manufacturer only for the approved indications and in a manner consistent with the approved label for the product. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. On May 10, 2019, the Centers for Medicare and Medicaid Services announced a new pricing transparency rule, which was set to take effect on July 9, 2019. The rule would have required direct-to-consumer television advertisements for prescription drugs and biological products for which reimbursement is available, directly, or indirectly, through or under Medicare or Medicaid to include the list price of that product, except for a prescription drug or biological product that has a list price of less than $35 per month for a 30-day supply or typical course of treatment. The final rule was vacated by the D.C. District Court prior to taking effect. Several states have adopted price transparency requirements and those as well as any future federal price transparency requirements that may be implemented in the future could have a negative effect on our business.

Other healthcare laws

Healthcare providers, physicians, and third party payors play a primary role in the recommendation and prescription of drug products for which we obtain marketing approval. Arrangements with third party payors, healthcare providers and physicians, in connection with the clinical research, sales, marketing and promotion of products, once approved, and related activities, may expose a pharmaceutical manufacturer to broadly applicable fraud and abuse and other healthcare laws and regulations. In the United States, these laws include, without limitation, state and federal anti- kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below:

•

the federal Anti-Kickback Statute, or AKS, which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer or pay any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward, referrals including the purchase recommendation, order or prescription of a particular drug for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA. On November 20, 2020, OIG finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. These rule (with exceptions) became effective January 19, 2021. We continue to evaluate what effect, if any, these rules will have on our business;

•

the federal civil and criminal false claims laws, including the FCA, which can be enforced through “qui tam” or “whistleblower” actions, and civil monetary penalty laws, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal health care programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;

•

the anti-inducement law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the creation, use, receipt, maintenance or disclosure of individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;

•

the federal Physician Payments Sunshine Act, created under Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare and

Medicaid Services, or CMS, under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made during the previous year to certain non-physician providers such as physician assistants and nurse practitioners;

•	federal government price reporting laws, which requires us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities that potentially harm consumers; and
•

analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of a pharmaceutical manufacturer’s business activities could be subject to challenge under one or more of such laws. Efforts to ensure that business arrangements comply with applicable healthcare laws involve substantial costs. It is possible that governmental and enforcement authorities will conclude that a pharmaceutical manufacturer’s business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against a pharmaceutical manufacturer, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on its business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, imprisonment, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, reporting obligations and oversight if we become subject to integrity and oversight agreements to resolve allegations of non-compliance, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of operations, any of which could adversely affect a pharmaceutical manufacturer’s ability to operate its business and the results of operations. In addition, commercialization of any drug product outside the United States will also likely be subject to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

In the U.S., numerous federal and state laws, and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018, or the CCPA, which came into effect on January 1, 2020 and provides new data privacy rights for consumers and new operational requirements for companies, which may increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities. The CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, or EEA, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the 'UK GDPR'). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. The UK, however, is now regarded as a third country under the EU’s GDPR which means that transfers of personal data from the EEA to the UK will be restricted unless an appropriate safeguard, as recognized by the EU’s GDPR, has been put in place. Although, under the EU-UK Trade Cooperation Agreement it is lawful to transfer personal data between the UK and the EEA for a 6-month period following the end of the transition period, with a view to achieving an adequacy decision from the European Commission during that period. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection (this means that personal data transfers from the UK to the EEA remain free flowing).

Current and future healthcare reform legislation

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system. In particular, in 2010 the ACA was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research.

There remain judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and held oral arguments on November 10, 2020. In addition, the former Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended, especially given the new administration. We cannot predict what affect further changes to the ACA would have on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, the Medicare sequester reductions under the Budget Control Act of 2011 will be suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Bipartisan Budget Act of 2018, also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. At the federal level, the form Trump administration’s budget proposal for the fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Moreover, the former Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. Although a number of these and other measures may require additional authorization to become effective, the Biden administration may reserve or otherwise change the measures, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. In addition, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Legislative and regulatory proposals, and enactment of laws, at the foreign, federal, and state levels, directed at containing or lowering the cost of healthcare, will likely continue into the future.

Rest of World Regulation

For other countries outside of the European Union and the United States, such as countries in Eastern Europe, Latin America or Asia, the requirements governing product development, the conduct of clinical trials, manufacturing, distribution, marketing approval, product licensing, pricing and reimbursement vary from country to country. Additionally, clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.

Additionally, to the extent that any of our product candidates, once approved, are sold in a foreign country, we may be subject to applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals.

European Union clinical trials regulation

In the EU, a Clinical Trial Application, or CTA, must be submitted for each clinical trial to each country’s national competent authority, or NCA, and at least one independent Ethics Committee, or EC, much like the FDA and an IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, the corresponding clinical trial may proceed. Under the current regime (the EU Clinical Trials Directive 2001/20/EC and corresponding national laws) all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, or Regulation, which is set to replace the current Clinical Trials Directive 2001/20/EC and will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new Regulation, which will be directly applicable in all Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Regulation provides for a streamlined application procedure via a single-entry point and strictly defined deadlines for the assessment of CTAs. It is expected that the new Regulation will come into effect following confirmation of full functionality of the Clinical Trials Information System, the centralized EU portal and database for clinical trials foreseen by the new Regulation, through an independent audit, which is currently expected to occur in December 2021.

European drug review and approval

To obtain a marketing authorization in the European Economic Area, or EEA (comprising the EU Member States, plus Norway, Iceland, and Liechtenstein), a company may submit marketing authorization applications either under a centralized procedure administered by the European Medicines Agency, or EMA, or one of the procedures administered by competent authorities in the EEA Member States (decentralized procedure, national procedure, or mutual recognition procedure). The centralized procedure is compulsory for certain medicines, including those produced by biotechnology, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy and tissue-engineered products) and those with a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, autoimmune and other immune dysfunctions, viral diseases, or diabetes. The centralized procedure is optional for those medicines which contain a new active substance, or which are a significant therapeutic, scientific, or technical innovation or whose authorization would be in the interest of public health. The centralized procedure provides for the grant of a single marketing authorization that is valid throughout the EEA. Under the centralized procedure, the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use, or CHMP. Clock stops may extend the timeframe of evaluation of a MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

Through the decentralized procedure, a medicinal product that has not yet been authorized in the EEA can be simultaneously authorized in several EEA Member States. The mutual recognition procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to other EEA Member States. Within 90 days of receiving the applications and assessment reports, each Member State involved must decide whether to recognize the approval. If a Member State does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (“MHRA”), the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required.

European orphan drug designation and exclusivity

As in the U.S., we may apply for designation of a product candidate as an orphan drug for the treatment of a specific indication in the EEA before the application for marketing authorization is made. The criteria for designating an “orphan medicinal product” in the EEA are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it meets the following criteria: (1) is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; and (2) either the prevalence of such condition must not be more than five in 10,000 persons in the EU when the application is made, or without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the EU to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Sponsors of orphan drugs can enjoy economic and marketing benefits, including a reduction of fees or fee waivers and up to ten years of market exclusivity for the approved indication. During such period of market exclusivity, marketing authorization applications for “similar medicinal products” will not be accepted, unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product, the marketing authorization holder consents to the second orphan medicinal product application, or where the marketing authorization holder cannot supply enough orphan medicinal product. In the EEA, a “similar medicinal product” is a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify the maintenance of market exclusivity.

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the UK voted in favor of leaving the EU (commonly referred to as “Brexit”). Thereafter, in March 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty and the UK formally left the EU on January 31, 2020. A transition period began on February 1, 2020, during which EU pharmaceutical law remained applicable to the UK. This transition period ended on December 31, 2020. Since the regulatory framework in the UK covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the UK, as UK legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the UK in the long-term. The MHRA has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now the transition period is over, which will be updated as the UK’s regulatory position on medicinal products evolves over time.

Coverage and reimbursement

Successful commercialization of new drug products depends in part on the extent to which reimbursement for those drug products will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drug products they will pay for and establish reimbursement levels. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford a drug product. Sales of drug products depend substantially, both domestically and abroad, on the extent to which the costs of drugs products are paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drug products. In many countries, the prices of drug products are subject to varying price control mechanisms as part of national health systems. In general, the prices of drug products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for drug products but monitor and control company profits. Accordingly, in markets outside the United States, the reimbursement for drug products may be reduced compared with the United States.

In the United States, the principal decisions about reimbursement for new drug products are typically made by CMS, an agency within the HHS. CMS decides whether and to what extent a new drug product will be covered and reimbursed under Medicare, and private payors tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for drug products exists among third-party payors and coverage and reimbursement levels for drug products can differ significantly from payor to payor.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each Part D prescription drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for drugs for which we obtain marketing approval. Any negotiated prices for any of our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the average manufacturer price, or AMP, and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although under the current state of the law these newly eligible entities (with the exception of children’s hospitals) will not be eligible to receive discounted 340B pricing on orphan drugs. As 340B drug pricing is determined based on average manufacturer price, or AMP, and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. The plan for the research was published in 2012 by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures are made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of our product candidates, if any such drug or the condition that they are intended to treat are the subject of a trial. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s drug could adversely affect the sales of our product candidate. If third-party payors do not consider our drugs to be cost-effective compared to other available therapies, they may not cover our drugs after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our drugs on a profitable basis.

These laws, and future state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Outside of the United States, the pricing of pharmaceutical products and medical devices is subject to governmental control in many countries. For example, in the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost effectiveness of a particular therapy to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. Other countries may allow companies to fix their own prices for products but monitor and control product volumes and issue guidance to physicians to limit prescriptions. Efforts to control prices and utilization of pharmaceutical products and medical devices will likely continue as countries attempt to manage healthcare expenditures.

Human Capital Resources

As of December 31, 2020, we had 78 full-time employees, including 32 with Ph.D. or M.D. degrees and 61 are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we have experienced no work stoppages. We consider our relationship with our employees to be good.

We rely on skilled, experienced, and innovative employees to conduct the operations of our company and we continue to face intense competition for our personnel from our competitors and other companies throughout our industry. The biotechnology industry is very competitive and recruiting and retaining such employees is important to the continued success of our business. We are committed to building an outstanding, committed team and we focus on a culture that values a focus on scientific innovation, inclusion, collaboration, and equity. We believe that each employee brings unique perspectives and strengths, and by embracing these strengths, we can do our best work for patients. We focus on recruiting, retaining, and developing employees from a diverse range of backgrounds to conduct our research, development, and clinical activities.

As part of our measures to attract and retain a highly skilled workforce, we provide a number of benefits to our full-time employees, including medical, dental and vision insurance, life insurance, 401k retirement program with a company match, flexible spending accounts, and paid holiday and vacation time.   We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development opportunities that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives. In addition, we regularly conduct an employee survey to gauge employee engagement and identify areas of focus.

In 2020, we enhanced and expanded our employee benefits in response to the COVID-19 pandemic. For example, we increased company-wide flexible work arrangements, provided resources to enable employees to work from home, and introduced weekly onsite COVID-19 testing for all employees routinely working onsite. Our management has continued to assess and respond to the evolving needs of our workforce throughout the pandemic.

Corporate and Available Information

We were incorporated under the laws of the State of Delaware in June 2015. Our principal executive office is located at 260 Littlefield Avenue, South San Francisco, California 94080, and our telephone number is (650) 481-6770. Our website address is https://pliantrx.com.

We file or furnish electronically with the U.S. Securities and Exchange Commission (the “SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make copies of these reports available free of charge through our investor relations website as soon as reasonably practicable after we file or furnish them with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Information contained on or accessible through our websites is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors

RISK FACTORS

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant net losses since our inception and have financed our operations principally through equity financing and our collaboration with Novartis. We continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2020 and 2019, we reported a net loss of $41.5 million and $0.6 million, respectively. As of December 31, 2020, and 2019, we had an accumulated deficit of $117.8 million and $76.3 million, respectively. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be at least several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to further develop and market approved products and additional potential product candidates.

We expect to continue to incur significant losses for the foreseeable future, and we anticipate that our expenses will increase substantially if, and as, we:

•

advance our lead product candidate, PLN-74809, and our second product candidate, PLN 1474, and our other product candidates through clinical development, and, if successful, later-stage clinical trials;

•	discover and develop new product candidates;
•	advance our preclinical development programs into clinical development;
•	further develop manufacturing processes and manufacture our product candidates;
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

•	maintain, expand and protect our intellectual property portfolio;
•	invest in or in-license other technologies or product candidates; and
•	continue to build out our organization to engage in such activities.

To become and remain profitable, we must develop and eventually commercialize products with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, obtaining marketing approval for product candidates, manufacturing, marketing, and selling products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations.

We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs, future commercialization efforts or other operations.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our planned clinical trials of PLN-74809 and PLN-1474 and any future product candidates that we may develop, seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. We also expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, or eliminate one or more of our research and drug development programs or future commercialization efforts.

As of December 31, 2020, we had approximately $276.9 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that the existing cash, cash equivalents and short-term investments, will be sufficient to fund our operating expenses and capital expenditure requirements into 2023. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;
•	the clinical development plans we establish for these product candidates;
•	the timelines of our clinical trials and the overall costs to conduct and complete the clinical trials due to the COVID-19 pandemic;
•	the cost and capital commitments required for developing manufacturing processes for our product candidates and manufacturing our product candidates at clinical and commercial scales;
•	the number and characteristics of product candidates that we develop;
•	the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration, or FDA, and other comparable foreign regulatory authorities;
•	whether we are able to maintain our existing collaboration with Novartis and enter into additional collaboration agreements and the terms of any such agreements;
•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
•	the effect of competing technological and market developments;
•	the cost and timing of completion of commercial-scale outsourced manufacturing activities; and
•

the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also may be required to seek collaborators for any of our product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition, and results of operations and cause the price of our common stock to decline.

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

•	our ability to successfully recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts;
•	our ability to obtain marketing approval for our product candidates, and the timing and scope of any such approvals we may receive;
•	the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;
•	the cost of manufacturing our product candidates, which may vary depending on the difficulty of manufacture, quantity of production and the terms of our agreements with manufacturers;
•	our ability to attract, hire and retain qualified personnel;
•	expenditures that we will or may incur to develop additional product candidates;
•	the level of demand for our product candidates should they receive approval, which may vary significantly;
•	the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future therapeutics that compete with our product candidates;
•	general market conditions or extraordinary external events, such as recessions or the COVID-19 pandemic;
•	the changing and volatile U.S. and global economic environments; and
•	future accounting pronouncements or changes in our accounting policies.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We were incorporated in 2015, have no products approved for commercial sale and have not generated any revenue. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, and performing research and development of our product candidates and our technology related to transforming growth factor beta, or TGF-ß, signaling and integrin biology, medicinal chemistry, translational screening technologies, and clinical insights to discover and develop novel therapies for the treatment of fibrosis. Our approach to the discovery and development of product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value. In addition, our lead product candidate, PLN-74809, is in early clinical development for the treatment of IPF and PSC, and our second product candidate, PLN-1474, is in early clinical development. Both programs will require substantial additional development and clinical research time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have not yet demonstrated the ability to progress any product candidate through clinical trials. We are still in preclinical and early clinical development and may be unable to obtain regulatory approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields. Consequently, we have no meaningful history of operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products.

Our business is highly dependent on the success of our lead product candidate, PLN-74809, as well as PLN-1474 and any other product candidates that we advance into the clinic. All of our product candidates will require significant additional preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We are very early in our clinical development for both PLN-74809 and PLN-1474. Because PLN-74809 is our lead product candidate, if PLN-74809 encounters safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. We have completed various Phase 1 trials of PLN-74809. We are enrolling two Phase 2a trials in IPF, including a PET imaging trial. We are also conducting a Phase 2a PSC trial which is currently enrolling patients. PLN-74809 is also being evaluated in an ongoing Phase 2a trial to evaluate its potential to address ARDS in patients with at least severe COVID-19. We are also collaborating with Novartis to develop PLN-1474 for liver fibrosis associated with nonalcoholic steatohepatitis, or NASH and have completed a Phase 1a SAD/MAD study evaluating PLN-1474 in healthy volunteers.

Before we can generate any revenue from sales of our lead product candidate, PLN-74809, or any of our other product candidates, we must undergo additional preclinical and clinical development, regulatory review, and approval in one or more jurisdictions. In addition, if one or more of our product candidates are approved, we must ensure access to sufficient commercial manufacturing capacity and conduct significant marketing efforts in connection with any commercial launch. These efforts will require substantial investment, and we may not have the financial resources to continue development of our product candidates.

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

•	conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;
•	delays in enrolling subjects in clinical trials, including due to the COVID-19 pandemic;
•	high drop-out rates of subjects from clinical trials; inadequate supply or quality of product candidates or other materials necessary for the conduct of our clinical trials;
•	challenges manufacturing our product candidates to regulatory requirements in a cost effective manner;
•	greater than anticipated clinical trial costs;
•	inability to compete with other therapies;

•	poor efficacy of our product candidates during clinical trials;
•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•	delays related to the impact of the spread of the COVID-19 pandemic, including the impact of COVID-19 on the FDA’s ability to continue its normal operations;
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

Our approach is designed to discover and develop targeted treatments for fibrosis with an initial focus on the antagonism of tissue-specific TGF-ß signaling through the inhibition of integrins known to mediate the release of activated TGF-ß in fibrotic tissue. However, although multiple studies are currently underway, to date, this mechanism has not been definitively proven to successfully treat fibrosis. Targeting integrins to treat fibrosis is a novel approach in a rapidly developing field, and there can be no assurance that we will not experience currently unknown problems or delays in developing our product candidates, that such problems or delays will not result in unanticipated costs, or that any such development problems can be solved. We have primarily tested our lead product candidate, PLN-74809, in healthy volunteers. Therefore, we may ultimately discover that our approach and any product candidates resulting therefrom do not possess properties required for therapeutic effectiveness. As a result, we may never succeed in developing a marketable product.

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

Studies involving human tissue samples may also be subject to institutional and government human subject privacy policies that may vary by territory. We or our partners who provide us with human tissue samples or conduct tissue and/or animal studies on our behalf, may be found to be in violation of one or more of these regulations or policies and may be subject to closure, censure or other penalties. In some cases, these penalties could materially impact the performance, availability, or validity of studies conducted by us on our behalf. Even in the absence of violations resulting in penalties, regulatory and other authorities may refuse to authorize the conduct or to accept the results of studies for regulatory or ethical reasons.

Clinical development involves a lengthy, complex, and expensive process, with an uncertain outcome.

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

•	failure to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful;
•	failure to receive the necessary regulatory approvals;
•	development of competing products in the same disease state;
•	manufacturing costs, formulation issues, pricing or reimbursement issues, or other factors that make a product candidate uneconomical; and
•	the proprietary rights of others and their competing products and technologies that may prevent one of our product candidates from being commercialized.

In addition, differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. Additionally, some of our trials are open-label studies, where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Therefore, it is possible that positive results observed in open-label trials will not be replicated in later placebo-controlled trials.

In addition, the standards that the FDA and comparable foreign regulatory authorities use when regulating us require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Although we are initially focusing our efforts on development of small molecule drug products, we are also considering the development of biological products, including a potential candidate for muscular dystrophies, which could make us subject to additional regulatory requirements. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations. Examples of such regulations include future legislation or administrative action, or changes in FDA policy during the period of product development and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop.

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

Our product development costs will increase if we experience additional delays in clinical testing or in obtaining marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. If we do not achieve our product development goals in the time frames we announce and expect, the approval and commercialization of our product candidates may be delayed or prevented entirely. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any delays in our clinical development programs may harm our business, financial condition, and results of operations significantly.

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

Further, timely enrollment in clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things, pandemics. For example, our clinical trial sites have been affected by the COVID-19 pandemic. Commencement of enrollment of our clinical trials of PLN-74809 in IPF and PSC was delayed. While these trials have resumed patient enrollment, we believe we are experiencing slower than expected enrollment due to the pandemic. With respect to our PLN-74809 program for COVID-19 ARDS, we have initiated a Phase 2a trial evaluating the potential of this candidate, but there can be no assurance that we will not encounter challenges in patient enrollment or the conduct of the trial generally. While the Phase 1 trial of PLN-1474 has completed, this trial also experienced delays due to COVID-19 In addition, after enrollment in these trials, if patients contract COVID-19 during participation in our trials or are subject to isolation or shelter-in-place restrictions, this may cause them to drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols. If patients are unable to follow the trial protocols or if our trial results are otherwise disputed due to the effects of the COVID-19 pandemic or actions taken to mitigate its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

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

The design or execution of a clinical trial can determine whether its results will support marketing approval, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. We are currently recruiting two Phase 2a trials of PLN-74809 in IPF. In the first of these trials, the study is designed to enroll IPF patients and utilize a positron emission tomography, or PET, ligand to measure αvβ6 target engagement by PLN-74809 in the lungs post-treatment. The second trial is a 12-week double blind placebo-controlled trial to evaluate safety, tolerability, and pharmacokinetics (PK) of up three doses of PLN-74809. It is possible that we may need to amend our clinical trial, which would require us to resubmit our clinical trial protocols to competent authorities and ethics committees for reexamination, and may impact the costs, timing, or successful completion of such clinical trial. In addition, we may desire to test PLN-74809 at doses exceeding those evaluated in an ongoing Phase 1a trial and may not be able to do so.

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

As product candidates progress through preclinical to late-stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield, manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates and generate revenue.

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

Research programs to identify new product candidates require substantial technical, financial, and human resources. If we are unable to identify suitable compounds for preclinical and clinical development, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely impact our stock price.

Due to our limited resources and access to capital, we must make decisions on the allocation of resources to certain programs and product candidates; these decisions may prove to be wrong and may adversely affect our business.

We have limited financial and human resources and intend to initially focus on research programs and product candidates for a limited set of indications. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. In addition, we seek to accelerate our development timelines, including by initiating certain clinical trials of our product candidates before earlier-stage studies have been completed. This approach may cause us to commit significant resources to prepare for and conduct later-stage trials for one or more product candidates that subsequently fail earlier-stage clinical testing. Therefore, our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities or expend resources on product candidates that are not viable.

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

We face an inherent risk of product liability as a result of testing PLN-74809 and any of our other product candidates in clinical trials and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than us.

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

There are a number of large biopharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of fibrosis. Companies that we are aware of that are targeting the treatment of various fibrosis indications through inhibiting various parts of the TGF-ß pathway include large companies with significant financial resources such as Biogen, Inc., AbbVie Inc., Gilead Sciences, Inc., Indalo Therapeutics, Inc., FibroGen, Inc., Galapagos NV, Bristol Myers Squibb Co., and Novartis AG. However, we know of no other companies currently in clinical development with an orally bioavailable small-molecule, selective integrin inhibitor. In addition, the FDA recently issued a “safe to proceed” letter in relation to our plans to evaluate PLN-74809 in COVID-19-related acute respiratory distress syndrome, for which we recently initiated a Phase 2a trial. We are aware of numerous companies in the U.S. and globally that are developing or have announced plans to develop therapies intended to address COVID-19, including in the form of vaccines, antiviral agents, and treatments to manage the symptoms of COVID-19, including acute respiratory distress syndrome.

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

Risks Related to Marketing, Reimbursement, Healthcare Regulations and Ongoing Regulatory Compliance

Even if a product candidate we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success.

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

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the U.S., sales of any products for which we may receive regulatory marketing approval will depend, in part, on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities such as Medicare, Medicaid, TRICARE, and the Veterans Administration, managed care providers, private health insurers, and other organizations. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Patients are unlikely to use our product candidates unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop.

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

For a drug or biologic product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the average manufacturer price, or AMP, and Medicaid rebate amounts reported by the manufacturer. The entities entitled to participate and the discounts available under this program, as well of other aspects of this program, are the subject of frequent legislative and regulatory review and litigation. It is difficult to predict how program revisions and litigation could affect covered hospitals who might purchase our products in the future, and affect the rates we may charge such facilities for our approved products.

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

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties, and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our ability to realize the full market potential of our products will be harmed.

We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may not be able to generate product revenue.

We have no internal sales, marketing, or distribution capabilities, nor have we commercialized a product. If any of our product candidates ultimately receives regulatory approval, we expect to establish a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize each such product in major markets, which will be expensive and time consuming. We have no prior experience as a company in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may also choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenues, and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing our products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

Our relationships with healthcare providers and physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of biopharmaceutical products. Arrangements with third-party payors and customers can expose biopharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute biopharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing, and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal, state, and foreign healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim submitted for payment to any federal health care program that includes items or services that were made as a result of a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between biopharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers, among others, on the other. On November 20, 2020, OIG finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. These rules (with exceptions) became effective January 19, 2021. We continue to evaluate what effect, if any, these rules will have on our business.

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

•

the anti-inducement law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

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

•	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities that potentially harm consumers; and
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

The distribution of biopharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage, and security requirements intended to prevent the unauthorized sale of biopharmaceutical products.

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

Manufacturers and their facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any marketing application, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

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

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is not inconsistent with the labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. biopharmaceutical industry. The ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. There have been many legal challenges to the ACA as well as legislative and regulatory modifications. There are also other initiatives at the federal and state level intended to contain healthcare costs by requiring manufacturers to provide greater discounts or by limiting the amount of government reimbursement for pharmaceutical products. We expect these changes to continue between now and the time we may launch a commercial product with uncertain consequences.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court. Additionally, the former Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. In December 2018, the CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of the federal district court litigation regarding the method CMS uses to determine this risk adjustment. Since then, the ACA risk adjustment program payment parameters have been updated annually. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business, especially given the new administration.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic.

Further, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

Separately, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The former Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the former Trump administration also previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“SCODs”). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

On July 24, 2020 and September 13, 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. The Interim Final Rule has not been finalized and is subject to revision and challenge. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Implementation of the amendments to the discount safe harbor have been delayed until at least January 1, 2023. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to temporarily postpone most inspections of domestic and foreign manufacturing facilities and products and the effect of COVID-19 could result in further disruptions to regulatory processes necessary for the commercialization of pharmaceutical products.

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

Much like the federal Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to induce or reward improper performance generally to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to induce or reward improper performance generally is governed by the national anti-bribery laws of EU Member States, and in respect of the U.K. (which is no longer a member of the EU), the Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU.

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

In addition, in most foreign countries, including the European Economic Area, or EEA, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales and the potential profitability of any of our product candidates in those countries would be negatively affected.

Additional laws and regulations governing international operations could negatively impact or restrict our operations.

If we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The U.S. Foreign Corrupt Practices Act, or the FCPA, prohibits any U.S. individual or business entity from paying, offering, authorizing payment, or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

The strength of patents in the biotechnology and biopharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability, or scope thereof, which may result in such patents being narrowed, invalidated, or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our technology, including our product candidates, or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications, we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.

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

We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent or patent application claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, would adequately protect our product candidates, or would be found by a court to be infringed by a competitor’s technology or product. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, which block our efforts or may potentially result in our product candidates or our activities infringing such claims. The possibility exists that others will develop Products which have the same effect as our products on an independent basis which do not infringe our patents or other intellectual property rights or will design around the claims of patents that may issue that cover our products.

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

•

we have engaged in scientific collaborations in the past and will continue to do so in the future. Such collaborators may develop adjacent or competing products to ours that are outside the scope of our patents;

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

In connection with our efforts to expand our pipeline of product candidates, we may enter into certain licenses or other collaboration agreements in the future pertaining to the in-license of rights to additional candidates. Such agreements may impose various diligence, milestone payment, royalty, insurance, or other obligations on us. If we fail to comply with these obligations, our licensor or collaboration partners may have the right to terminate the relevant agreement, in which event we would not be able to develop or market the products covered by such licensed intellectual property.

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

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

In addition, we may have limited control over the maintenance and prosecution of these in-licensed patents and patent applications, or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by any future licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights or defend certain of the intellectual property that is licensed to us. It is possible that the licensors’ infringement proceeding, or defense activities may be less vigorous than had we conducted them ourselves.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to patent protection, we rely heavily upon know-how and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties, to protect our confidential and proprietary information, especially where we do not believe patent protection is appropriate or obtainable. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third-party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. For example, our clinical development strategy includes the testing of live tissue samples, and our techniques for preserving and testing these samples are proprietary and confidential. If one or more third parties obtain or are otherwise able to replicate these techniques, an important feature and differentiator of our clinical development strategy will become available to potential competitors. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information were independently developed by a competitor, our competitive position could be harmed.

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

Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. We have also adopted policies and conduct training that provides guidance on our expectations, and our advice for best practices, in protecting our trade secrets.

Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts.

Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and biopharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and biopharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies, or methods.

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

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, results of operations, financial condition, and prospects. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure.

Our collaborators may assert ownership or commercial rights to inventions they develop from research we support or that we develop from our use of the tissue samples or other biological materials, which they provide to us, or otherwise arising from the collaboration.

We collaborate with several institutions, universities, medical centers, physicians, and researchers in scientific matters and expect to continue to enter into additional collaboration agreements. In certain cases, we do not have written agreements with these collaborators, or the written agreements we have do not cover intellectual property rights. Also, we rely on numerous third parties to provide us with tissue samples and biological materials that we use to conduct our research activities and develop our product candidates. If we cannot successfully negotiate sufficient ownership and commercial rights to any inventions that result from our use of a third-party collaborator’s materials, or if disputes arise with respect to the intellectual property developed with the use of a collaborator’s samples, or data developed in a collaborator’s study, we may be limited in our ability to capitalize on the market potential of these inventions or developments.

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

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties, or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly.

Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.

As is common in the biotechnology and biopharmaceutical industries, we employ individuals who were previously employed at universities or other biotechnology or biopharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, and although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.

We may not be successful in obtaining or maintaining necessary rights to develop any future product candidates on acceptable terms.

Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights.

Our product candidates may also require specific formulations to work effectively and efficiently, and these rights may be held by others. We may develop products containing our compounds and pre-existing biopharmaceutical compounds. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

Competitors may infringe our patents or the patents of our current or future licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question or for other reasons. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

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

The costs of these opposition proceedings could be substantial and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third-party alleging that the patent may be infringed by our product candidates or proprietary technologies.

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

We have limited intellectual property rights outside the United States. Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Depending upon the timing, duration, and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our trademarks or trade names may be challenged, infringed, circumvented, or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be adversely affected.

Risks Related to Our Reliance on Third Parties

We have entered into a collaboration agreement with Novartis for the development of PLN-1474 and may in the future seek to enter into collaborations with third parties for the development and commercialization of other product candidates. If we fail to enter into such collaborations, or our collaborations are not successful, we may be unable to continue development of such product candidates, we would not receive any contemplated milestone payments or royalties, and we could fail to capitalize on the market potential of such product candidates.

In October 2019, we entered into a license and collaboration agreement with Novartis for the development and commercialization of our then preclinical product candidate, PLN-1474 and up to three integrin research targets. In December 2019, we received an upfront license payment of $50.0 million for the worldwide exclusive license to PLN-1474 and, upon achievement of the first patient dosing milestone, received a payment of $25.0 million in the second quarter of 2020. Pursuant to the Novartis Agreement, we expect to receive research and development funding totaling $19.6 million for PLN-1474 development services and funding of up to $13.4 million for option research and development services on the integrin research targets. Additionally, we are eligible to receive developmental, regulatory and commercial milestone payments of up to $416.0 million if defined development, regulatory and commercialization milestones are achieved and tiered royalties, on a product-by-product basis based on annual nets sales of products, at percentages ranging from high-single digits to low teens of the applicable licensed products and mid-single digits to high-single digits for any products resulting from the research programs. If we are unable to successfully advance the development of our product candidates or achieve milestones, revenue and cash resources from milestone payments under our collaboration agreements will be substantially less than expected.

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

We rely on third parties, primarily hospitals, health clinics and academic institutions, for the provision of tissue samples and other materials required in our research and development activities. Obtaining these materials requires various approvals as well as reaching a commercial agreement on acceptable terms with the hospital or other provider of the materials. While we currently have agreements in place with the institutions from which we receive our tissue samples, we do not have any exclusive arrangements with such sources and there is no guarantee that we will be able to maintain or renew such agreements on commercially reasonable terms, if at all. If we were unable to maintain or renew such agreements, we would be forced to seek new arrangements with new hospitals, clinics or health institutions. If so, we may not be able to reach agreements with alternative partners or do so on terms acceptable to us. If we are unable to enter into such agreements, our research and development activities will be delayed and our ability to implement a key part of our development strategy will be compromised.

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

In December 2019, a novel strain of the coronavirus disease, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and has spread to a number of countries globally, including the United States. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we significantly limited access to our executive offices with the majority of our administrative employees continuing their work outside of our offices and limited the presence of our staff in the laboratory and in the administrative spaces to levels that adhere to social distancing protocols. As a result of the COVID-19 pandemic, we have experienced disruptions and may continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•

delays or difficulties in commencing enrollment of patients in our clinical trials, including our Phase 2a clinical trials of PLN-74809 in IPF and PSC and our Phase 1 clinical trial of PLN-1474. With respect to the ongoing Phase 2a trials of PLN-74809 in IPF and PSC, following delays in site initiation due to the impacts of COVID-19, both trials have resumed active enrollment of patients. With respect to the ongoing Phase 1 trial of PLN-1474, the Phase 1 trial site experienced delays due to its location in an area heavily impacted by COVID-19; however, the trial site reopened and completed dosing the remaining cohorts;

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

As of December 31, 2020, we had 78 full-time employees. As our clinical development and commercialization plans and strategies develop, and as we transition into operating as a public company, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:

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

Our ability to compete in the highly competitive biotechnology and biopharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our management, scientific and medical personnel, including Bernard Coulie, M.D., Ph.D., our Chief Executive Officer and President, Keith Cummings, M.D., our Chief Financial Officer, Barbara Howes, our Chief Human Resources Officer, Johannes (Hans) Hull, J.D., our Chief Business Officer and Éric Lefebvre, M.D., our Chief Medical Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

We conduct our operations at our facility in South San Francisco, California. This region is headquarters to many other biopharmaceutical companies, biotechnology companies and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity awards that vest over time. The value to employees of equity awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Our key employees are at-will employees, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior scientific and medical personnel.

Our current operations are concentrated in one location, and we or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster, including earthquakes, outbreak of disease or other natural disasters.

Our current operations are located in our facilities in South San Francisco, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.

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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners, collaborators, and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws of the FDA and other similar foreign regulatory bodies, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws, or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws will also increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing, and education programs. We adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by our employees, independent contractors, consultants, commercial partners and vendors, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, disgorgement, possible exclusion from participation in government healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and the curtailment of our operations.

We use and generate materials that may expose us to material liability.

Our research programs involve the use of hazardous materials and chemicals, which are currently only handled by third parties. We are subject to foreign, federal, state, and local environmental and health and safety laws and regulations governing, among other matters, the use, manufacture, handling, storage and disposal of hazardous materials and waste products such as human tissue samples that may have the potential to transmit diseases. We may incur significant costs to comply with these current or future environmental and health and safety laws and regulations. In addition, we cannot completely eliminate the risk of contamination or injury from hazardous materials and may incur material liability as a result of such contamination or injury. In the event of an accident, an injured party may seek to hold us liable for any damages that result. Any liability could exceed the limits or fall outside the coverage of our workers’ compensation, property and business interruption insurance and we may not be able to maintain insurance on acceptable terms, if at all. We currently carry no insurance specifically covering environmental claims.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological waste or hazardous waste insurance coverage, workers’ compensation or property and casualty and general liability insurance policies that include coverage for damages and fines arising from biological or hazardous waste exposure or contamination.

Compliance with governmental regulations regarding the treatment of animals used in research could increase our operating costs, which would adversely affect the commercialization of our products.

The Animal Welfare Act, or AWA, is the federal law that covers the treatment of certain animals used in research. Currently, the AWA imposes a wide variety of specific regulations that govern the humane handling, care, treatment, and transportation of certain animals by producers and users of research animals, most notably relating to personnel, facilities, sanitation, cage size, and feeding, watering, and shipping conditions. Third parties with whom we contract are subject to registration, inspections, and reporting requirements under the AWA. Furthermore, some states have their own regulations, including general anti-cruelty legislation, which establish certain standards in handling animals. Comparable rules, regulations, and or obligations exist in many foreign jurisdictions. If we or our contractors fail to comply with regulations concerning the treatment of animals used in research, we may be subject to fines and penalties and adverse publicity, and our operations could be adversely affected.

Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.

As of December 31, 2020, we had net operating loss carryforwards for U.S. federal and state income tax purposes of $96.5 million and $97.3 million, respectively, some of which will begin to expire in 2035. As of December 31, 2020, we also had available tax credit carryforwards for U.S. federal income tax purposes of $7.5 million, which begin to expire in 2036, and state income tax purposes of $2.5 million. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50 percentage points within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. We completed a Section 382 study of transactions in our stock ownership through December 31, 2020 and concluded that we have experienced ownership changes since inception and our utilization of pre-change net operating loss and credit carryforwards will be subject to the limitation. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in our stock ownership. Any such limitation, whether as the result of the IPO, the Concurrent Private Placement, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years. Our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. Net operating losses generated after December 31, 2017 are not subject to expiration, but may not be carried back to prior taxable years, except that net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years. Additionally, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any taxable year beginning after December 31, 2020.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Report, these factors include:

•	the commencement, enrollment or results of our current Phase 2a clinical trials of PLN-74809 and our Phase 1 clinical trial of PLN-1474;
•	any delay in identifying and advancing a clinical candidate for our other development programs;
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

Based on shares outstanding as of December 31, 2020, our executive officers, directors and their affiliates and our principal stockholders beneficially held, in the aggregate, approximately a quarter of our outstanding voting stock. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, or EGC, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012. For as long as we continue to be an EGC, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an EGC for up to five years following the year in which we completed the IPO, although circumstances could cause us to lose that status earlier. We will remain an EGC until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th during a time after which we have been subject to the Exchange Act for at least twelve calendar months and we have filed at least one annual report on Form 10-K, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting, and other expenses. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which requires, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial reporting controls and changes in corporate governance practices. Further, there are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits EGCs to implement many of these requirements over a longer period and up to five years from the pricing of an IPO. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have an adverse effect on our business. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

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

As a public reporting company, we are subject to certain reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements, or insufficient disclosures due to error or fraud may occur and not be detected.

If there are substantial sales of shares of our common stock, the price of our common stock could decline.

Shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity compensation plans will become eligible for sale in the public market as they become vested. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Additionally, the number of shares of our common stock reserved for issuance under our 2020 Stock Option and Incentive Plan will automatically increase on January 1 of each year, beginning on January 1, 2021, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors or compensation committee. Moreover, the number of shares of our common stock reserved for issuance under our 2020 Employee Stock Purchase Plan will automatically increase on January 1 of each year, beginning on January 1, 2021, by the lesser of 700,000 shares of common stock, 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors or compensation committee. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution.

The holders of over 20 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act as provided under the terms of an investors’ rights agreement between us and the holders of our redeemable convertible preferred stock. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Pursuant to our amended and restated by-laws, that became effective upon the completion of our IPO, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware, our amended and restated certificate of incorporation or our amended and restated by-laws; (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or by-laws; or (v) any action asserting a claim governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein, or the Delaware forum provision. This exclusive forum provision will not apply to any causes of action arising under the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Unless we consent in writing to the selection of an alternate forum, the federal district court shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the federal forum provision. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware forum provision and the Federal forum provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

The Delaware forum provision and the federal forum provision may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the State of California. In addition, these forum selection clauses in our bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal forum provision. If the Federal forum provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The federal forum provision may also impose additional litigation costs on stockholders who assert the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

General Risk Factors

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to continue to grant equity awards to employees, directors, and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

In addition to our operations in the United States, which may be subject to healthcare and other laws relating to the privacy and security of health information and other personal information, we may seek to conduct clinical trials in the EEA and UK and may become subject to additional European or UK data privacy laws, regulations, and guidelines. The General Data Protection Regulation, (EU) 2016/679, or GDPR, became effective on May 25, 2018, and deals with the collection, use, storage, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals in the EEA. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal data relating to identifiable individuals and transferring such information outside the EEA, including to the United States, providing details to those individuals regarding the processing of their personal health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover, whichever is greater, for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers.

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

On June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted to leave the EU, commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on EU, the U.K. ceased being a Member State of the EU on January 31, 2020. A transition period began February 1, 2020 and continued until December 31, 2020. During the transition period most laws, including medicinal products laws, of the EU continued to apply to the U.K. while the future relationship between the U.K. and the EU was formally negotiated. The U.K. and the EU have signed a EU-UK Trade and Cooperation Agreement, or TCA, which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the U.K. and the EU. This agreement provides details on how some aspects of the U.K. and EU’s relationship will operate going forwards however there are still many uncertainties. This lack of clarity on future U.K. laws and regulations and their interaction with the EU laws and regulations may negatively impact foreign direct investment in the U.K., increase costs, depress economic activity and restrict access to capital.

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

These developments, or the perception that any of them could occur, have had, and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the U.K. financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.

If other EU and Member States pursue withdrawal, barrier-free access between the U.K. and other EU Member States or among the European Economic Area overall could be diminished or eliminated. The long-term effects of Brexit will depend on how the terms of the TCA take effect in practice and any further agreements (or lack thereof) between the U.K. and the EU.

Such a withdrawal from the EU is unprecedented, and it is unclear how the restrictions on the U.K.’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our current and future operations (including business activities conducted by third parties and contract manufacturers on our behalf) and clinical activities in the U.K.

We may also face new regulatory costs and challenges that could have an adverse effect on our operations. The U.K. will lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the EEA more difficult. Since the regulatory framework in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime with respect to the approval of our product candidates in the U.K. now that UK legislation may depart from EU legislation. For instance, now the transition period has expired, Great Britain will no longer be covered by the centralized procedure for obtaining an EEA-wide marketing authorization from the EMA and a separate process for authorization of drug products, including our product candidates and products in the U.K, will be required in Great Britain resulting in an authorization covering the UK or Great Britain only. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. and/or EU for our product candidates, which could significantly and materially harm our business. Even prior to any change to the U.K.’s relationship with the EU, the announcement of Brexit has created economic uncertainty surrounding the terms of Brexit and its consequences could adversely impact customer confidence resulting in customers reducing their spending budgets on our product candidates, if approved, which could adversely affect our business, financial condition, results of operations and could adversely affect the market price of our common stock.

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

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and study subjects, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. We may experience threats to our data and systems, including malicious codes and viruses, phishing and other cyberattack. The number and complexity of these threats continue to increase over time. If a material breach of, or accidental or intentional loss of data from, our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase, and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a facility containing 32,974 square feet of laboratory and office space, which is located at 260 Littlefield Avenue, South San Francisco, California 94080. The lease expires on February 28, 2025. We believe that our current facilities are sufficient to meet our current and near-term needs and that, should it be needed, suitable additional space will be available.

Item 3. Legal Proceedings

As of the date of this Annual Report, we are not party to any material legal matters or claims. We may become party to legal matters and claims arising in the ordinary course of business. We cannot predict the outcome of any such legal matters or claims, and despite the potential outcomes, the existence thereof may have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “PLRX” since June 3, 2020. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of the close of business on March 9, 2021, there were 85 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and future earnings, if any, for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Use of Proceeds from Registered Securities

Our initial public offering of common stock was effected under a Registration Statement on Form S-1 (File No. 333-238146), which was declared effective by the SEC on May 11, 2020. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) and other periodic reports previously filed with the SEC

Recent Sales of Unregistered Securities

On June 5, 2020, we consummated a concurrent private placement for shares of our common stock in connection with the consummation of our initial public offering. Novartis Institutes for Biomedical Research, Inc., our strategic partner and one of our existing stockholders has purchased $10.0 million in shares of our common stock at $16.00 per share.

Issuer Purchases of Equity Securities

None.

Use of Proceeds from our Public Offering of Common Stock

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

Item 6. Selected Financial Data.

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intention, beliefs and projections. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in the section titled “Risk Factors” under Part I, Item 1A and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements” in this Annual Report. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate we have conducted exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Overview

We are a clinical stage biopharmaceutical company focused on discovering and developing novel therapies for the treatment of fibrosis and related diseases. Our initial focus is on treating fibrosis by inhibiting integrin-mediated activation of TGF-ß. We have applied our deep understanding of fibrosis biology, along with our medicinal chemistry and translational medicine expertise to develop a set of proprietary tools designed to discover and de-risk product candidates quickly and efficiently. Our wholly owned lead product candidate, PLN-74809, is an oral small-molecule dual selective inhibitor of αvβ6 and αvβ1 integrins that we are developing for the treatment of idiopathic pulmonary fibrosis, or IPF, and primary sclerosing cholangitis, or PSC. We have completed a Phase 1a SAD/MAD trial and a Phase 1b proof-of-mechanism trial of PLN-74809 in IPF and are currently recruiting three Phase 2a trials in our lead indications; two in IPF and one in PSC. We expect to announce preliminary data from our first Phase 2a IPF trial in the first half of 2021. Our second product candidate, PLN-1474, is a small-molecule selective inhibitor of αvβ1 for the treatment of liver fibrosis associated with nonalcoholic steatohepatitis, or NASH, which we have partnered with Novartis. PLN-1474 has successfully completed Phase 1 SAD/MAD trials and was transferred to Novartis, in the first quarter of 2021, who will be responsible for all future development, manufacturing, and commercialization activities. In addition to our clinical programs, we currently have preclinical integrin-based programs targeting oncology and muscular dystrophies.

Recent Highlights

•

PLN-74809 Phase 2a positron emission tomography (PET) imaging trial resumed, with preliminary data expected in the first half 2021. With the reopening of the trial site in November, we were able to resume the Phase 2a PET trial. This open-label dose ranging trial will evaluate target engagement of PLN-74809 in IPF patients utilizing a PET tracer of the integrin αvβ6. We will assess receptor occupancy levels achieved by PLN-74809, a dual selective inhibitor of αvβ6/ αvβ1, across multiple single-dose cohorts.

•

PLN-74809 Phase 2a INTEGRIS trials in idiopathic pulmonary fibrosis (IPF) and primary sclerosing cholangitis (PSC) gained momentum in the fourth quarter and are currently on track to complete enrollment by the end of 2021 and the first half of 2022, respectively.  These 12-week randomized, dose-ranging, double-blind, placebo-controlled trials will evaluate safety, tolerability, and pharmacokinetics, as well as exploratory efficacy endpoints in patients with IPF and PSC.

•

IND open for development of a PET tracer of the protein integrin αvβ1. Following a December 2020 Investigational New Drug (IND) filing and the recently issued a “Safe to Proceed Letter”, Pliant expects to rapidly advance into clinical trials a study of a wholly owned αvβ1 PET tracer to evaluate expression levels of αvβ1 in various fibrotic tissues. This marks the Company’s fifth IND.

•

Successful completion of PLN-1474 Phase 1 trial and transfer of PLN-1474 to Novartis. The Phase 1 trial of PLN-1474 was a safety, tolerability, and pharmacokinetics dose-escalating first-in-human trial that enrolled 84 healthy volunteers. PLN-1474 was rapidly absorbed and well tolerated with no dose-or treatment-limiting toxicities or severe/ serious adverse events observed. In preclinical studies, PLN-1474 was observed to selectively block the αvβ1 integrin-mediated activation of TGF-β, reducing liver fibrosis in animal models. Following the successful completion of this study, PLN-1474 has been transferred to Novartis.

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

In October 2019, we entered into a Collaboration and License Agreement with Novartis, or the Novartis Agreement, for the development and commercialization of our then preclinical product candidate, PLN-1474 and up to three integrin research targets. PLN-1474 is an internally discovered small molecule selective inhibitor of integrin αvß1, currently being developed for the treatment of liver fibrosis associated with nonalcoholic steatohepatitis, or NASH. In December 2019, we received an upfront license payment of $50.0 million for the worldwide exclusive license to PLN-1474. Pursuant to the Novartis Agreement, we expect to receive research and development funding totaling $19.6 million for PLN-1474 development services and funding of up to $13.4 million for optional research and development services on the integrin research targets. Additionally, we are eligible to receive developmental, regulatory and commercial milestone payments of up to $416.0 million in total, if defined development, regulatory and commercialization milestones are achieved and tiered royalties, on a product-by-product basis based on annual nets sales of products, at percentages ranging from high-single digits to low teens of the applicable licensed products and mid-single digits to high-single digits for any products resulting from the research programs. With the successful completion of the Phase 1 SAD/MAD trials, PLN-1474 was transferred to Novartis in the first quarter of 2021 who will then be responsible for all future development, manufacturing, and commercialization activities.

In February 2020, we issued an additional 28.5 million shares of Series C redeemable convertible preferred stock for gross cash proceeds of $52.2 million. In June 2020, we completed an IPO issuing an aggregate of 10,350,000 shares of common stock, which included 1,350,000 shares of common stock issued pursuant to the over-allotment option granted to the underwriters at a price of $16.00 per share generating gross proceeds of $165.6 million, before underwriting discounts and commissions and offering expenses payable by the Company. As a result of the IPO, we received approximately $148.3 million in net proceeds, after deducting underwriting discounts, commissions and offering expenses of $5.7 million, of which $2.6 million was paid in 2019. We offset the deferred offering costs against the net proceeds received from the sale of common stock. At the closing of the IPO, 160,389,279 shares of outstanding convertible preferred stock were automatically converted to 22,423,029 shares common stock on a 7.15:1 basis. Following the IPO, there were no shares of preferred stock outstanding. Concurrent with the completion of the IPO, we also issued 625,000 shares to Novartis in a private placement at a price of $16.00 per share for proceeds of $10.0 million.

We have incurred net losses since our inception and expect to continue to incur significant expenses and net losses in the foreseeable future as we continue our research and development activities and expand our operational activities. We had net losses of $41.5 million and $0.6 million for the years ended December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020 and December 31, 2019, we had an accumulated deficit of $117.8 million and $76.3 million, respectively.

To date, we have funded our operations primarily through private placements of our redeemable convertible preferred stock, net proceeds from our IPO, a private placement of common stock to Novartis, and from revenue generated from the Novartis Agreement. To date, all our revenue has solely been generated from the Novartis Agreement. We expect revenue will continue to fluctuate from period to period and there can be no assurance that we will generate other revenue, that we will enter into new collaborations, or that new or existing collaborations will continue beyond their initial terms or that we will be able to meet the milestones specified in these agreements.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic, which continues to spread throughout the United States and worldwide. We have been, and could continue to be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent outbreak of COVID-19. Among other things, our clinical trials have experienced delays of approximately four to six months, and may experience additional delays in the future, extending the timelines and increasing the overall costs to finish the clinical trials, as our fixed costs are not substantially reduced while the clinical trials are delayed. For example, the clinical site conducting our Phase 2a PET trial of PLN-74809 in IPF was closed to clinical research in March 2020, but resumed enrollment and trial activities in the fourth quarter of 2020. Currently, all three Phase 2a trials in our lead indications of IPF and PSC are enrolling patients. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will be affected. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19.

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

Revenue-related party was $41.8 million and $57.1 million for the years ended December 31, 2020 and 2019, respectively. Novartis became a related party to us following its purchase of 10.9 million shares of our Series C redeemable convertible preferred stock on December 19, 2019 which were subsequently converted to common stock upon our IPO, along with the concurrent private placement of 625,000 shares upon our IPO, representing aggregate holdings of 6.1% and 7.4% of our outstanding shares of common stock on a fully diluted basis as of December 31, 2020 and 2019, respectively.

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

•	costs associated with clinical trials;
•	depreciation of laboratory equipment and costs of equipment and supplies;
•	costs associated with technology and intellectual property licenses; and
•	facilities and other allocated expenses, which include expenses for rent and other facility related costs and other supplies.

The following table summarizes our research and development expenses for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Employee-related expenses	$15,301	$10,385
Outside and consulting services for preclinical studies and research and development activities by third party contract organizations	14,677	22,043
Clinical trials expenses	23,907	6,667
Depreciation of lab equipment and costs of equipment and supplies	4,801	4,829
Technology and intellectual property licenses	2,442	288
Facilities and other allocated expenses	5,065	3,141
Total research and development expenses	$66,193	$47,353

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

Comparison of the Years Ended December 31, 2020 and 2019

(In thousands, except percentages)	Year Ended December 31,
	2020	2019	$ Change	% Change
Revenue—related party	$41,817	$57,052	$(15,235)	(26.7%)
Operating expenses:
Research and development	(66,193)	(47,353)	(18,840)	39.8%
General and administrative	(17,269)	(10,930)	(6,339)	58.0%
Total operating expenses	(83,462)	(58,283)	(25,179)	43.2%
Loss from operations	(41,645)	(1,231)	(40,414)	NM
Interest income	478	816	(338)	(41.4%)
Other expense, net	(366)	(216)	(150)	69.4%
Net loss	$(41,533)	$(631)	$(40,902)	NM

_________________________

NM:  Results not meaningful

Revenue - Related Party

Revenue-related party consisted exclusively of revenue generated from the Novartis Agreement. The decrease of 15.2 million, or 26.7%, in revenue-related party for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the recognition of $50.0 million in upfront license fee revenue in 2019, offset by the recognition of $25.0 million milestone payment from the achievement with the first patient dosing under the Novartis agreement in the first quarter of 2020 and the $9.8 million increase in research and development services revenue in 2020.

Over the next several years, we expect our revenue will be derived primarily from the Novartis Agreement as we continue to recognize related party revenue from research and development services funding and from the potential achievement of the Novartis Agreement’s developmental, regulatory and commercial milestones.

Research and Development Expenses

Research and development expenses increased by $18.8 million, or 39.8%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was primarily due to $10.4 million of increased consulting and outside services costs, $3.8 million of increased compensation costs, $1.1 million of increased stock-based compensation costs, $2.2 million in increased license fees and $1.6 million of increased insurance expense, partially offset by a $0.4 million in decreased research studies expense.

Consulting and outside services costs increased primarily due to increased PLN-74809 and PLN-1474 development activities with external vendors. Compensation costs and stock-based compensation costs increased as a result of increased headcount and the implementation of the employee stock purchase plan in the third quarter of 2020. License fees increased due to the $2.4 milestone payment to the Regents of the University of California (the “UC Regents”) in connection with our IPO in the second quarter of 2020. Insurance expenses increased due to additional costs for insurance as a public company. The decreases in research expenses was primarily due to delayed research related activities stemming from the Covid-19 pandemic.

General and Administrative Expenses

General and administrative expenses increased by $6.3 million, or 58.0%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was primarily due to $2.8 million of increased professional and consulting services costs, $1.6 million of increased compensation costs, $0.9 million of increased stock-based compensation expense, $0.5 million of increased charitable contributions and $0.5 million of increased insurance expenses, partially offset by $0.5 million decrease in travel expenses.

Professional and consulting costs increased primarily as a result of increased legal, marketing, investor relations and accounting fees. Compensation costs and stock-based compensation costs increased as a result of increased headcount and the implementation of the employee stock purchase plan in the third quarter of 2020. Insurance expenses increased due to additional cost for insurance as a public company. Travel expenses decreased primarily due to decreased executive travel as a result of the COVID-19 pandemic.

Interest Income

Interest income decreased by $0.3 million, or 41.4%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease was primarily attributable to lower interest rates in 2020 when compared to 2019.

Liquidity and Capital Resources

Overview

As of December 31, 2020, we had cash, cash equivalents and short-term investments of $276.9 million. This amount includes the net proceeds from our IPO in June 2020, in which we issued an aggregate of 10,350,000 shares of common stock, which included 9,000,000 shares of common shares and 1,350,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares, at an offering price of $16.00 per share. We received $148.3 million, net of underwriting discounts, commissions and offering expenses payable by us. We concurrently completed a private placement of 625,000 common shares to Novartis at a price of $16.00 per share for proceeds of $10.0 million. Our cash position as of December 31, 2020 also includes an additional $52.2 million from the issuance of an additional 28.5 million shares of our Series C redeemable convertible preferred stock in February 2020, and reflects the achievement of the first patient dosing milestone of the Novartis Agreement that triggered the receipt of a $25.0 million payment which was received from Novartis in the second quarter of 2020.

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

Cash Flows

Comparison of the Years Ended December 31, 2020 and 2019

The following summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(37,271)	$(2,750)
Net cash used in investing activities	(210,866)	(17,931)
Net cash provided by financing activities	213,212	45,539
Net (decrease) increase in cash and cash equivalents	$(34,925)	$24,858

Cash Used in Operating Activities

Net cash used in operating activities was $37.3 million for the year ended December 31, 2020 and $2.8 million for the year ended December 31, 2019.

Cash used in operating activities in the year ended December 31, 2020 was primarily due to our net loss for the period of 41.5 million adjusted by non-cash charges of $5.4 million and net decrease of $1.2 million in our net operating assets and liabilities. The increase in cash used in operations was due to increased research and development expenses, higher general administrative expenses and decreased related party revenue. The non-cash charges consisted of $3.9 million of stock-based compensation expense, $1.3 million of depreciation expense, and $0.3 million of other losses. The changes in our net operating assets and liabilities were primarily due to an increase of $2.8 million in prepaid expense and other current assets and increase of $2.2 million in trade receivables, partially offset by an increase of $2.7 million in accrued expenses, an increase of $0.9 million in accounts payable, and a decrease of $0.3 million in tax credit receivables.

Cash used in operating activities in the year ended December 31, 2019 was primarily due to our net loss for the period of $0.6 million adjusted by non-cash charges of $2.9 million and net change of $5.1 million in our net operating assets and liabilities. The non-cash charges consisted of $1.8 million of stock-based compensation expense and $1.1 million of depreciation. The changes in our net operating assets and liabilities were primarily due to an increase of $7.1 million in accounts receivable, an increase of $1.5 million in prepaid expense and other current assets, a decrease of $1.3 million in accounts payable, partially offset by an increase of $4.3 million in accrued expenses, a decrease of $0.2 million in other non-current assets and a decrease of $0.2 million in tax credit receivable.

Cash Used in Investing Activities

During the years ended December 31, 2020 and 2019, cash used in investing activities was $210.9 million and $17.9 million, respectively. Cash used in investing activities for the year ended December 31, 2020 was primarily due to the purchase of short-term investments of $322.6 million and purchases of property, plant and equipment of $1.5 million, partially offset by $113.3 million in maturities of short-term investments.

Cash used in investing activities for the year ended December 31, 2019 was primarily due to the purchase of short-term investments of $51.7 million and purchases of property, plant and equipment of $1.0 million and $0.3 million of accretion on short-term investments, partially offset by $35.0 million in maturities of short-term investments.

Cash Provided by Financing Activities

During the years ended December 31, 2020, cash provided by financing activities was $213.2 million. Cash provided by financing activities for the year ended December 31, 2020 was primarily due to the net proceeds from issuance of common stock upon completion of our IPO of $150.8 million, issuance of common stock upon completion of the private placement with Novartis of $10.0 million, issuance of our Series C convertible preferred stock net of issuance costs of $52.0 million, and the issuance of common stock upon the exercise of previously granted stock options of $0.4 million. The net proceeds from the completion of the IPO of $150.8 million were composed of our proceeds of $154.0 million, after deducting underwriting discounts and commissions, less offering expenses of $5.7 million, of which $3.2 million was paid in 2020.

During the year ended December 31, 2019, cash provided by financing activities was $45.5 million. Cash provided by financing activities for the year ended December 31, 2019 was primarily due to net proceeds from the issuance of our Series C redeemable convertible preferred stock financing of $47.9 million and proceeds from the exercise of stock options of $0.2 million, partially offset by the payment of deferred offering costs of $2.6 million.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements or holdings in any variable interest entities.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations and other commitments as of December 31, 2020 (in thousands):

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Operating lease	$2,027	$4,269	$3,391	$—	$9,687
Total obligations	$2,027	$4,269	$3,391	$—	$9,687

We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, non-clinical studies and testing, manufacturing and other services and products. These contracts generally provide for termination following a certain period after notice and therefore we believe that our cancelable obligations under these agreements are not material and they are not included in the table above.

We have not included milestone or royalty payments or other contractual payment obligations in the table above if the timing and amount of such obligations are unknown or uncertain.

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

While our significant accounting policies are described in more detail in Note 2 to our financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

As of December 31, 2020, all of our revenue to date has been generated from the Novartis Agreement. We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of Topic 606, we perform the following five steps: (i) identification of the contract(s) with the customer, (ii) identification of the promised goods or services in the contract and determination of whether the promised goods or services are performance obligations, (iii) measurement of the transaction price, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to our customer.

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

Identification of the Performance Obligations

The promised goods or services in our collaboration and option arrangements consist of license and research and development services. The arrangements also have options for additional items (i.e., license rights). Options are considered to be marketing offers and are to be accounted for as separate contracts when the customer elects such options, unless we determine the option provides a material right which would not be provided without entering into the contract. The determination as to whether such options are material rights requires significant management judgment, and management considers factors such as other similar arrangements, market data and the terms of the contractual arrangement to make such conclusion. Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer. Promised goods or services are considered distinct when: (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, we consider factors such as the stage of development of the underlying intellectual property, the capabilities of our customer to develop the intellectual property on their own and whether the required expertise is readily available.

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

Recognition of Revenue

We considered the license to PLN-1474 as functional intellectual property, as when control of the license was transferred to Novartis at the inception of the Novartis Agreement, Novartis had the right to access its technology and it was functional. The license was distinct from the research and development services as the services are not transformative in nature. As such, under Topic 606, we determined the $50.0 million was standalone selling price PLN-1474 license and was recorded to revenue at the inception of the Novartis Agreement and $25.0 million in revenue was recognized from the achievement of the first patient dosing milestone in the first quarter of 2020.

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

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party service providers. If we under estimate or over-estimate the level of services performed or the costs of these services, our accrued expenses could differ from our estimates. For the periods presented, we have experienced no material differences between our accrued expenses and actual expenses.

Stock-Based Compensation

The Company’s stock-based equity awards include restricted stock awards, stock options and shares that will be issued under the Company’s 2020 Employee Stock Purchase Plan (“ESPP”). We recognize stock-based compensation for awards granted to employees, nonemployees and directors based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is recognized on a straight-line basis over the requisite service periods, which are generally the vesting period of the respective awards. Forfeitures are accounted for as they occur.

The Black-Scholes option-pricing model requires the use of subjective assumptions which determine the fair value of stock-based awards, including the expected term and the price volatility of the underlying stock. These assumptions include:

•	Fair value of common stock—See paragraph below for discussion of the fair value of our common stock.
•

Expected term—The expected term represents the period that the stock-based awards are expected to be outstanding. The expected term for our stock options was calculated based on the weighted-average vesting term of the awards and the contract period, or simplified method, as allowed by the SEC.

•

Expected volatility—Prior to becoming a public company, as we did not have any trading history for our common stock, the expected volatility was estimated based on the average historical volatilities of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their size, stage in the life cycle or area of specialty. We will continue to apply this process until enough historical information regarding the volatility of our own stock price becomes available.

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

Prior to the closing of our IPO, the fair value of the common stock underlying our share-based awards was estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, timely valuations of our common stock prepared by the third-party valuation firm in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Given the absence of a public trading market for our common stock historically, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including our stage of development; progress of our research and development efforts; the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; equity market conditions affecting comparable public companies; and the lack of marketability of our common stock.

Following the closing of our IPO, the fair value of our common stock was determined based on the quoted market price of our common stock.

Emerging Growth Company Status and JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption and adopt ASU No. 2016-02 (Topic 842), Leases when the standard is effective for private companies which is for fiscal years beginning after December 15, 2020. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an “emerging growth company” we intend to rely on such exemptions, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we no longer meet the requirements of being an emerging growth company, whichever is earlier.

Recent Accounting Pronouncements

The information set forth under Note 2 to the financial statements under the caption “Recently Issued Accounting Pronouncements” is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Pliant Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pliant Therapeutics, Inc. (the "Company") as of December 31, 2020 and 2019 and the related statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte and Touche LLP

San Francisco, California
March 16, 2021

We have served as the Company's auditor since 2018.

Pliant Therapeutics, Inc.

Balance Sheets

(In thousands, except number of shares and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$50,882	$85,807
Short-term investments	226,012	16,966
Accounts receivable	9,279	7,052
Tax credit receivable	83	333
Prepaid expenses and other current assets	4,498	1,742
Total current assets	290,754	111,900
Property and equipment, net	4,321	4,079
Other non-current assets	451	3,085
Total assets	$295,526	$119,064
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,023	$1,250
Accrued liabilities (Note 5)	9,576	6,922
Total current liabilities	11,599	8,172
Other long-term liabilities (Note 5)	866	912
Total liabilities	12,465	9,084
Commitments and Contingencies (Note 13)
Series A redeemable convertible preferred stock, $0.0001 par value; 0 and 56,000,000 shares authorized at December 31, 2020 and 2019, respectively; 0 and 56,000,000 shares issued and outstanding at December 31, 2020 and 2019, respectively; aggregate liquidation preference of $0 and $62,468 at December 31, 2020 and 2019, respectively;	—	62,468
Series B redeemable convertible preferred stock, $0.0001 par value; 0 shares and 49,501,221 shares authorized at December 31, 2020 and 2019, respectively; 0 shares and 49,501,221 shares issued and outstanding at December 31, 2020 and 2019, respectively; aggregate liquidation preference of $0 and $75,860 at December 31, 2020 and 2019, respectively;	—	75,860
Series C redeemable convertible preferred stock, $0.0001 par value; 0 shares and 44,000,000 shares authorized at December 31, 2020 and 2019, respectively; 0 shares and 26,360,745 shares issued and outstanding at December 31, 2020 and 2019, respectively; aggregate liquidation preference of $0 and $47,947 at December 31, 2020 and 2019, respectively;	—	47,947
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares and 0 shares authorized at December 31, 2020 and 2019, respectively; 0 shares issued and outstanding at December 31, 2020 and 2019;	—	—
Common stock, $0.0001 par value; 300,000,000 and 181,000,000 shares authorized at December 31, 2020 and 2019; and 35,552,795 and 1,846,024 shares issued and outstanding at December 31, 2020 and 2019, respectively;	3	1
Additional paid-in capital	400,918	—
Accumulated deficit	(117,828)	(76,295)
Accumulated other comprehensive loss	(32)	(1)
Total stockholders’ equity (deficit)	283,061	(76,295)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$295,526	$119,064

The accompanying notes are an integral part of these financial statements.

Pliant Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except number of shares and per share amounts)

	Year Ended December 31,
	2020	2019
Revenue — related party	$41,817	$57,052
Operating expenses:
Research and development	(66,193)	(47,353)
General and administrative	(17,269)	(10,930)
Total operating expenses	(83,462)	(58,283)
Loss from operations	(41,645)	(1,231)
Interest income	478	816
Other expense, net	(366)	(216)
Net loss	$(41,533)	$(631)
Accretion to redemption value and dividends on redeemable convertible preferred stock	—	(6,225)
Net loss attributable to common stockholders	$(41,533)	$(6,856)
Net loss per share, attributable to common stockholders:
Basic	$(1.95)	$(4.22)
Diluted	$(1.95)	$(4.22)
Shares used in computing net loss per share attributable to common stockholders:
Basic	21,344,236	1,623,358
Diluted	21,344,236	1,623,358
Comprehensive loss:
Net loss	$(41,533)	$(631)
Other comprehensive loss:
Net unrealized loss on short-term investments (1)	(31)	(1)
Total other comprehensive loss	(31)	(1)
Comprehensive loss	$(41,564)	$(632)

__________________

(1)	Tax effect is nil for all periods presented.

The accompanying notes are an integral part of these financial statements.

Pliant Therapeutics, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except number of shares and per share amounts)

	Redeemable Convertible Preferred Stock								Additional	Accumulated Other		Total Stockholders’
	Series A		Series B		Series C		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2019	56,000,000	$62,468	49,501,221	$75,860	26,360,745	$47,947	1,846,024	$1	$—	$(1)	$(76,295)	$(76,295)
Issuance of Series C redeemable preferred stock, net of issuance costs	—	—	—	—	28,527,313	52,019	—	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	—	—	10,350,000	1	148,277	—	—	148,278
Issuance of common stock upon private placement	—	—	—	—	—	—	625,000	—	10,000	—	—	10,000
Conversion of Series A, B, C convertible preferred stock to common stock	(56,000,000)	(62,468)	(49,501,221)	(75,860)	(54,888,058)	(99,966)	22,432,029	1	238,293	—	—	238,294
Vesting of restricted stock awards	—	—	—	—	—	—	163,544	—	11	—	—	11
Option exercises	—	—	—	—	—	—	136,198	—	442	—	—	442
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,895	—	—	3,895
Net unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	—	—	—	—	—	—	(41,533)	(41,533)
Balance at December 31, 2020	—	$—	—	$—	—	$—	35,552,795	$3	$400,918	$(32)	$(117,828)	$283,061

The accompanying notes are an integral part of these financial statements.

Pliant Therapeutics, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except number of shares and per share amounts)

	Redeemable Convertible Preferred Stock								Additional	Accumulated Other		Total Stockholders'
	Series A		Series B		Series C		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2018	56,000,000	$61,516	49,501,221	$70,587	—	$—	1,363,000	$1	$—	$—	$(71,470)	$(71,469)
Issuance of Series C redeemable preferred stock, net of issuance costs	—	—	—	—	26,360,745	47,947	—	—	—	—	—	—
Vesting of founders’ common stock and restricted stock awards	—	—	—	—	—	—	440,964	—	28	—	—	28
Option exercises	—	—	—	—	—	—	42,060	—	174	—	—	174
Accretion to redemption value and cumulative dividends on redeemable convertible preferred stock	—	952	—	5,273	—	—	—	—	(2,031)	—	(4,194)	(6,225)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,829	—	—	1,829
Net unrealized loss on short- term investments	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	—	—	(631)	(631)
Balance at December 31, 2019	56,000,000	$62,468	49,501,221	$75,860	26,360,745	$47,947	1,846,024	$1	$—	$(1)	$(76,295)	$(76,295)

The accompanying notes are an integral part of these financial statements.

Pliant Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(41,533)	$(631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,310	1,113
Stock-based compensation expense	3,895	1,829
Other losses	266	—
Changes in operating assets and liabilities:
Tax credit receivable	250	167
Accounts receivable	(2,227)	(7,052)
Prepaid expenses and other current assets	(2,756)	(1,458)
Other non-current assets	(70)	232
Accounts payable	922	(1,255)
Accrued liabilities	2,689	4,255
Deferred rent and other long-term liabilities	(17)	50
Net cash used in operating activities	(37,271)	(2,750)
Cash flows from investing activities:
Purchase of short-term investments	(322,605)	(51,713)
Accretion on short-term investments	—	(254)
Maturity of short-term investments	113,271	35,000
Purchase of property and equipment	(1,532)	(964)
Net cash used in investing activities	(210,866)	(17,931)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	150,751	—
Proceeds from issuance of common stock upon completion of private placement	10,000	—
Proceeds from issuance of Series C preferred stock, net of issuance costs	52,019	47,947
Proceeds from exercise of stock options	442	174
Payment of deferred offering costs	—	(2,582)
Net cash provided by financing activities	213,212	45,539
Net (decrease) increase in cash and cash equivalents	(34,925)	24,858
Cash and cash equivalents at beginning of period	85,807	60,949
Cash and cash equivalents at end of period	$50,882	$85,807
Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued liabilities	$188	$159
Reclassification of restricted stock awards from liabilities to common stock upon vesting	$11	$30
Accretion to redemption value and dividends on redeemable convertible preferred stock	$—	$6,225
Deferred offering costs in accounts payable and accrued liabilities	$—	$230
Net unrealized loss on short-term investments	$(31)	$(1)

The accompanying notes are an integral part of these financial statements.

Pliant Therapeutics, Inc.

Notes to Financial Statements

1.	Description of Business

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

Reverse Stock Split

In May 2020, the Company implemented a 1-for-7.15 reverse stock split of the Company’s common stock. Stockholders entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. All share and per share data shown in the accompanying financial statements and related notes have been retroactively revised to reflect the reverse stock split. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of the Company’s Convertible Preferred Stock were proportionately reduced and the respective conversion prices were proportionately increased. As of June 3, 2020, all outstanding preferred stock have been converted into common stock.

Initial Public Offering

In June 2020, the Company completed its initial public offering (“IPO”), in which the Company issued and sold an aggregate of 10,350,000 shares of common stock, which included 9,000,000 shares of common stock and 1,350,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares, at a public offering price of $16.00 per share. The aggregate net proceeds received by the Company from the offering were $148.3 million, net of underwriting discounts, commissions and offering expenses of $5.7 million, of which $2.6 million were paid in 2019 and $3.1 million paid in the current year. Upon the closing of the IPO, 160,389,279 shares of the Company’s outstanding convertible preferred stock were automatically converted to common stock on a 7.15:1 basis and the related carrying amount of $238.3 million was reclassified to common stock and additional paid-in capital within stockholders’ equity (deficit). Concurrent with the completion of the IPO, the Company also issued 625,000 shares of its common stock to Novartis (“Novartis”), a strategic partner and existing stockholder of the Company, in a private placement at a price of $16.00 per share for proceeds of $10.0 million, which resulted in Novartis owning approximately 6.1% of the Company’s outstanding shares of common stock (Note 6).

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

Revenue Recognition

Effective January 1, 2018 the Company adopted the provision of Accounting Standards Update or ASU, ASU 2014-09, Topic 606 Revenue from Contracts with Customers (“Topic 606”) using the full retrospective transition method. ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles for the determination of the measurement of revenue and the timing of when such revenue is recognized. Revenue recognition will reflect the transfer of goods or services to customers at an amount that is expected to be earned in exchange for those goods or services. Subsequently, the FASB has issued the following guidance to amend ASU 2014-09: ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date; ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, which clarifies narrow aspects of Topic 606 or corrects unintended application of the guidance. The Company must adopt ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 with ASU 2014-09, which are referred to collectively as the “Topic 606”.

The FASB issued ASU 2018-18, “Collaborative Arrangements (Topic 808)” issued in November 2018. The Company assessed and concluded that they are not under Topic 808 and as the Novartis Agreement is not considered a collaboration under its provisions.

The Company’s revenue is generated solely from the Collaboration and License Agreement with Novartis (the “Novartis Agreement”). The Company’s licensing agreement includes upfront signing fees, cost reimbursements, research and development services, milestone payments and royalties on future licensee’s product sales. The Company has both fixed and variable consideration. Non-refundable upfront fees are considered fixed, while funding of research and development activities and milestone payments are identified as variable consideration. A contract liability is an obligation to transfer goods or services for which the Company has received consideration, or for which an amount of consideration is due from the customer. A contract asset is a right to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. A receivable will be recorded on the balance sheet when the Company has unconditional rights to consideration (i.e., only the passage of time is required before payment becomes due). Receivables cannot be netted against contract liabilities and are presented separately from contract assets. Contract assets and contract liabilities are netted at the contract level and are then aggregated and presented separately each reporting period.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The Company’s performance obligations include providing the worldwide license rights to compound PLN-1474, provide research and development services for PLN-1474 through Phase 1 of its development, achieving certain development or regulatory milestones and provide research and development services on initial candidate targets, which services are combined with a non-exclusive license to the initial candidate targets. The Company concluded that the worldwide license was distinct because the customer can benefit from the license on its own or together with other resources that are readily available, and the research and development services are not transformative in nature. The Company concluded the research and development services on initial candidate targets were not distinct from a non-exclusive license for the initial candidate targets, primarily as a result of (i) Pliant being unable to benefit on its own or together with other resources that are readily available as the license and (ii) the research and development services, including manufacturing in support of such services, were expected to significantly modify the initial license. Therefore, the promised goods and services were considered a single performance obligation. Significant management judgment is required in the identification of performance obligations and to determine the level of effort required under an arrangement and the period over which the Company expects to complete our performance obligations under the arrangement. If the Company cannot reasonably estimate when the performance obligations either are completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. The Company estimates the transaction price and records revenue in the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method. The estimated period of performance and project costs are reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of our deliverables.

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

During the years ended December 31, 2020 and 2019, the entirety of the Company’s revenue—related party is related to the Collaboration and License Agreement with Novartis. The Company did not have any prior revenue agreements and did not recognize revenue prior to 2019. Receivables from collaborations are typically unsecured and are concentrated in the biopharmaceutical industry. Accordingly, the Company may be exposed to credit risk generally associated with biopharmaceutical companies or specific to the Novartis Agreement. An allowance on the receivables will be recorded if circumstances indicate collection is doubtful for a particular receivables balance. To date, the Company has not experienced any losses related to these receivables.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company invests in money market funds, treasury bill and notes, government notes and corporate debt securities. The Company limits its credit risk associated with its cash and cash equivalents by placing them with banks and institutions it believes are highly credit worthy and in highly rated investments. However, the Company had deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000. The Company performs credit evaluations of its customer, and the risk with respect to accounts receivable is further mitigated by the short duration of customer payment terms, generally within 60 days, and the pedigree of the customer base. During the year ended December 31, 2020, Novartis accounted for 100% of the Company’s revenue—related party and accounts receivable.

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

Short-Term Investments

The Company’s short-term investments consist of U.S. Treasury securities, U.S. government agency securities and corporate debt securities with remaining maturities beyond three months at the date of purchase. The Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time even prior to maturity and such investments represent cash available for current operations. As a result, short-term investments may include securities with maturities beyond twelve months that are classified within current assets in the Balance Sheets. As of December 31, 2020 and 2019, all of the Company’s short-term investments were classified as available-for-sale and were carried at fair market value with unrealized losses or income recorded in other comprehensive loss in the statements of operations and comprehensive loss. See Note 3 for further details.

Short-term investments are considered impaired when a decline in fair value is judged to be other-than-temporary. The Company consults with its investment managers and considers available quantitative and qualitative evidence in evaluating potential impairment of its short-term investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost and its intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge will be recorded to other expense, net, in the statements of operations and comprehensive loss and a new cost basis in the short-term investment will be established. As of December 31, 2020, the Company had not recorded any impairment related to other-than-temporary declines in the fair value of short-term investments.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long-lived assets during the years ended December 31, 2020 and 2019.

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

Tax Credit Receivable

The Company was eligible for federal and California research and development credits for its research and development activities performed within the United States and California, respectively. The Company was eligible to apply up to $250,000 of the federal R&D credits to offset the Federal Insurance Contribution Act (“FICA”) portion of its payroll taxes each year prior to fiscal year 2019. Starting in the fourth quarter of 2019, the Company was no longer eligible to apply its federal R&D credits to offset its FICA taxes as it generated revenue in excess of $5 million of gross receipts during that year. The Company, however, is still eligible for future federal and California research and development credits for its research and development activities performed within the United States and California.

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

Prior to our IPO, the fair value of our common stock has been determined using independent third-party valuations based on relevant valuation methodologies as outlined in the American Institute of Certified Public Accountants (AICPA) Practice Aid, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation”. The Company also considered the amount of time between the independent third-party valuation dates and the grant dates and used interpolation of the fair value between the two valuation dates to estimate common stock fair value at each grant date. This determination included an evaluation of whether the subsequent valuation indicated that any significant change in valuation had occurred between the previous valuation and the grant date. Following our IPO, we use our stock price traded on NASDAQ to determine its fair value.

Deferred Offering Costs

Deferred offering costs, consisting of direct legal, accounting, filing and other fees directly related to the Company’s IPO were capitalized and reclassified to additional paid in capital upon completion of the IPO in June 2020. As of December 31, 2019, $2.8 million in deferred offering costs were recorded as other non-current assets in the Balance Sheets.

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

The Company accounts for uncertain tax positions in accordance with ASC No. 740, Income Taxes. The Company assesses all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

The Company includes any penalties and interest expense related to income taxes as a component of income tax expense, as necessary.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders.

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

Common stock equivalent shares are excluded from the computation of diluted net loss or income per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is generally the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is antidilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2020 and 2019.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (“Topic 842”), which requires an entity to recognize assets and liabilities arising from a lease for both finance and operating leases. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-02 is effective for the Company in the fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-02 on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard amends guidance on measuring and reporting credit losses for financial assets held at amortized cost basis, including accounts receivable and investments classified as available for sale, such as our debt securities. This ASU requires a new forward-looking model based on expected credit losses rather than the current one based on incurred losses. In November 2019, the FASB issued ASU 2019-10, which deferred the effective date for certain ASUs including ASU 2016-13. This standard is effective for the Company’s fiscal year beginning after December 15, 2022. Early adoption is permitted for all entities. The Company does not expect the adoption of ASU 2016-13 to have a material impact on the Company’s financial statements.

In December 2019, the FASB issued Accounting Standards Update 2019-12 (“ASU 2019-12”), Income Taxes (topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 removes the exception for intraperiod tax allocations when there is a loss from continuing operations and income or a gain from other items (other comprehensive income). ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. Early adoption of the amendments is permitted. The Company has early adopted the new standard effective January 1, 2020, and its adoption did not have a material impact on our condensed financial statements.

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

The following tables show the Company’s cash equivalents Money Market Funds and short-term investments by significant investment category (in thousands):

	As of December 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Level 1:
Money Market Funds	$27,686	$—	$—	$27,686
Level 2:
U.S. Treasury securities included in cash and cash equivalents and short-term investments	63,101	4	(1)	63,104
U.S. government agency securities included in short-term investments	54,183	10	—	54,193
Corporate debt securities included in cash and cash equivalents and short-term investments	118,759	1	(46)	118,714
Total financial assets	$263,729	$15	$(47)	$263,697

	As of December 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Level 1:
Money Market Funds	$16,366	$—	$—	$16,366
Level 2:
U.S. Treasury securities included in short-term investments	2,998	—	—	2,998
U.S. government agency securities included in short-term investments	34,204	1	(2)	34,203
Total financial assets	$53,568	$1	$(2)	$53,567

The Company may sell certain of its short-term securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

The following summarizes the remaining contractual maturities of the Company’s short-term investments as of December 31, 2020:

	Adjusted Cost	Market Value
Mature in 1 year or less	$220,980	$220,946
Mature in 1 to 2 years	5,064	5,066
Total	$226,044	$226,012

There were no liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019. There have been no transfers between fair value measurement levels during the years ended December 31, 2020 and 2019. In addition, there were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2020 and 2019.

As of December 31, 2020, the Company had not recorded any impairment related to other-than-temporary declines in the fair value of short-term investments. Short-term investments are considered impaired when a decline in fair value is judged to be other-than-temporary. The Company consults with its investment managers and considers available quantitative and qualitative evidence in evaluating potential impairment of its short-term investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost and its intent and ability to hold the investment.

The Company records interest income and accretion income earned on Money Market Funds and U.S. Treasury, U.S. government agency and corporate debt securities to interest income in its statement of operations and comprehensive loss.

4.	Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Computer equipment and software	$22	$22
Laboratory equipment	6,540	5,580
Leasehold improvements	947	657
Construction-in-progress	300	8
Total property and equipment, gross	7,809	6,267
Less: Accumulated depreciation	(3,488)	(2,188)
Total property and equipment, net	$4,321	$4,079

Depreciation expense for the years ended December 31, 2020 and 2019 was $1.3 million and $1.1 million, respectively.

5.	Accrued Liabilities and Other Long-Term Liabilities

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued compensation and benefits	$4,542	$2,971
Accrued research and development expenses	3,274	2,624
Other accrued liabilities	1,675	1,263
Deferred rent/leasehold incentive obligation-current	85	64
Total accrued liabilities	$9,576	$6,922

Accrued compensation and benefits consist primarily of accrued bonuses and accrued vacation.

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred rent	$581	$458
Leasehold incentive obligation	283	444
Other liabilities — deposits	2	10
Total other long-term liabilities	$866	$912

6.	Novartis Agreement

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

Novartis will fund the Company’s research and development services for PLN-1474 through Phase 1 after which Novartis will assume responsibility for all future development, manufacturing and commercialization costs of PLN-1474. Novartis will also fund the research and development services associated with integrin research targets as outlined in the Novartis Agreement. The Company is scheduled to receive up to $19.6 million in funding for PLN-1474 development services through Phase 1 and up to $13.4 million for optional research and development services on the integrin research targets. The Company is initially obligated to perform research and development services on the integrin research targets for sixty days. Novartis has the option to continue the research and development services through 2022, with the option to terminate the services with 60 days’ notice. If any of the targets achieves target validation and are deemed a research target, Novartis holds the rights to exercise its license options to obtain an exclusive license for those deemed research targets on a research target-by-research target basis by paying an option exercise fee for each target (up to three in total), including all license compounds that are the subject of the applicable research program. Novartis will also pay the Company a certain specified target validation fee of $4.0 million for each candidate target that achieves target validation and is deemed a research target, for up to three candidate targets. Upon exercise of an option, Novartis will be responsible for global clinical development and commercialization of each licensed research target.

Under the Novartis Agreement, the Company is eligible for developmental, regulatory and commercial milestone payments related to PLN-1474 and the integrin research targets of up to $416.0 million if defined development and commercialization milestones are achieved and tiered royalties ranging from the mid-single digits to low teens on product sales upon commercialization.

Upon execution of the Novartis Agreement, Pliant also entered into a Financing Side Letter with Novartis (the “Financing Side Letter”), whereby Novartis committed to provide up to $30.0 million in equity financing of which $20.0 million was satisfied by the issuance of 10,928,962 shares of Series C Redeemable Convertible Preferred Stock on December 19, 2019 and the remaining $10.0 million was satisfied by the issuance of shares of common stock through a concurrent private placement with the Company’s IPO. The Company determined that the Novartis Agreement and the Financing Side Letter are separate agreements and should not be combined as they were not entered into for a single commercial objective and the consideration in each agreement are tied to separate and different types of obligations. The Series C Redeemable Preferred Stock was issued to Novartis at fair value of $1.83 per share in conjunction with its issuance to other investors at the same price. In addition, the contingent issuance of shares upon an Initial Public Offering would also be at fair value. Further, Novartis became a related party to the Company following its purchase of 10.9 million shares of our Series C Redeemable Convertible Stock on December 19, 2019, representing holdings of 6.1% and 7.4% of our outstanding shares of common stock on a fully diluted basis as of December 31, 2020 and December 31, 2019, respectively. See Notes 9 and 14 to these financial statements for additional information.

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

During the years ended December 31, 2020, the Company recognized revenue—related party of $41.8 million, which consists of $25.0 million of revenue from the achievement of the first patient dosing milestone of the Novartis agreement in the first quarter of 2020 and $16.8 million of revenue generated from research and development services performed during the year ended December 31,

2020. During the year ended December 31, 2019, Company recognized revenue - related party of $50.0 million related to the license fee and revenue - related party of $7.1 million generated from research and development services performed during 2019.

As of December 31, 2020 and 2019, there was a receivable of $9.3 million and $7.1 million, respectively, related to the Novartis Agreement. There were no contract assets or contract liabilities as of December 31, 2020 and 2019.

7.	License Agreements

UC Regents

In August 2015, the Company entered into an exclusive, worldwide license agreement (the “UC Agreement”) with the Regents of the University of California (the “UC Regents”) relating to the use of certain patents and technology relating to αvß1 compound in fibrosis indications. Pursuant to the UC Agreement, the Company is obligated to (i) make a non-refundable upfront license fee payment of $0.4 million and annual license maintenance fee payments of $10,000 per year beginning on the first anniversary of the UC Agreement escalating to $25,000 per year thereafter (ii) make royalty payments to the UC Regents of 3% of net sales of a therapeutic licensed product or 1% of net sales of a method of use licensed product, subject to an annual minimum of $1.0 million, (iii) make milestone payments up to an aggregate of $18.2 million to the UC Regents upon the occurrence of certain events, (iv) make a milestone payment based on the number of outstanding shares and a price per share as defined in the UC Agreement within 30 days of the closing of an IPO or change of control, and (v) reimburse the UC Regents for prosecution and maintenance expenses of the licensed patents without limitation. As a result of the IPO in June 2020, the Company made a $2.4 million milestone payment to the UC Regents. The Company will expense any payments for milestones to research and development expenses prior to receiving FDA approval for any of its product candidates.

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

In November 2020, the technology licensed through the agreement was deemed to no longer be relevant to the Company’s product candidates and, therefore, the Company exercised its rights to terminate the UC Agreement with the termination taking effect in January 2021, which complied with the 60-day notice period specified under the agreement.

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

During the years ended December 31, 2020, the Company recognized research and development expenses under the Adimab Agreement of $0.2 million related to FTE costs.

During the years ended December 31, 2019, the Company recognized research and development expense under the Adimab Agreement of $0.1 million related to antibody discovery fees and $0.2 million related to the FTE costs.

9.	Redeemable Convertible Preferred Stock

Under the Company’s Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”), the Company is authorized to issue two classes of shares: preferred and common stock. The preferred stock may be issued in series, and the Company’s board of directors is authorized to determine the rights, preferences, and terms of each series.

Upon the closing of the Company’s IPO in June 2020, all outstanding convertible preferred stock was converted into common shares of the Company, as a result there was no authorized or outstanding redeemable convertible preferred stock as of December 31, 2020.

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

Series A Preferred

In August 2015, the Company entered into a Series A Preferred Stock Purchase Agreement (the “Series A Purchase Agreement”) in which the Company agreed to sell up to $45.0 million of Series A Redeemable Convertible Preferred Stock (“Series A Preferred”) in three anticipated tranches. In March 2018, the Series A Purchase Agreement was amended to allow the Company to sell an additional $11.0 million of Series A Preferred. Under the Series A Purchase Agreements, the Company issued a total of 56.0 million shares of Series A Preferred for cash proceeds of approximately $56.0 million.

Series B Preferred

In July 2018, the Company entered into a Series B Preferred Stock Purchase Agreement (the “Series B Purchase Agreement”) in which the Company agreed to sell up to $70.0 million of Series B Redeemable Convertible Preferred Stock (“Series B Preferred”). Under the Series B Purchase Agreements, the Company issued a total of 49.5 million shares of Series B Preferred for cash proceeds of approximately $68.1 million.

Series C Preferred

In December 2019, the Company entered into a Series C Preferred Stock Purchase Agreement (the “Series C Purchase Agreement”) in which the Company agreed to sell up to $80.5 million of Series C Redeemable Convertible Preferred Stock (“Series C Preferred”). Under the Series C Purchase Agreements, the Company issued 26.4 million shares of Series C Preferred for cash proceeds of approximately $48.2 million. Novartis purchased 10.9 million shares of this allotment of Series C Preferred for cash proceeds of $20.0 million. Novartis became a related party following its purchase of our Series C Preferred. Novartis holdings represent of 6.1%

and 7.4% of our outstanding shares of common stock on a fully diluted basis as of December 31, 2020 and December 31, 2019, respectively.

In February 2020, the Company issued an additional 28.5 million additional shares of Series C Preferred at $1.83 per share in exchange for gross cash proceeds of $52.2 million and incurred $0.2 million of issuance costs.

The Series A Preferred, Series B Preferred and Series C Preferred (collectively, the “Preferred Stock”) had the following rights and privileges prior to the Preferred Stock being converted to common stock:

Voting

Each holder of shares of Preferred Stock was entitled to the number of votes equal to the number of shares of common stock into which such shares could have been converted and had voting rights and powers equal to the voting rights and powers of the common stock, and except as provided by law or by other provisions of the Company’s Certificate of Incorporation, as amended, could have voted together with the common stock as a single class on an as-converted basis on all matters as to which holders of common stock have the right to vote.

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

The voting, dividend, and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers, and preferences of the holders of the Preferred Stock. As of December 31, 2020 and 2019, the Company had 300,000,000 and 181,000,000 authorized shares of common stock, respectively, at a par value of $0.0001 per share. The common stock has the following rights and privileges:

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

Shares reserved for future issuance

	December 31,
	2020	2019
Conversion of redeemable convertible preferred stock	—	18,442,233
Exercises of outstanding stock option awards	2,993,855	1,337,501
Shares of common stock available for future grants under the 2015 Equity Incentive Plan, as amended	—	567,110
Shares of common stock available for future grants under the 2020 Equity Incentive Plan	3,644,459	—
Shares of common stock available for future issuance under the 2020 ESPP	700,000	—
Total shares reserved for future issuance	7,338,314	20,346,844

Founders’ Common Stock Awards

During 2015, the Company’s board of directors granted common stock awards to the Company’s founders in exchange for services provided to the Company. The purchase price of the common stock awards was the estimated fair value at the issuance date. The shares vest from one to four years and vesting could be accelerated upon a change in control. The vesting of certain performance-

based grants of restricted stock awards were contingent upon the filing of an Investigational New Drug Application by the Company with the FDA.

If the holder of founders’ common stock award terminates their relationship with the Company during the vesting period, the Company may repurchase any unvested restricted common stock held by these individuals at their original purchase price. During the vesting term, holders of founders’ common stock awards are deemed to be common stockholders and have dividend and voting rights. The Company issued 745,244 shares of founders’ common stock during 2015. No founders’ common stock awards were granted in subsequent years. Total compensation expense was $25,000 for these founders’ common stock awards, which are recorded to operating expenses in the statements of operations over their respective vesting period. As of December 31, 2019, all shares of founders’ common stock awards were fully vested.

11.	Equity Incentive Plans and Stock-Based Compensation

In August 2015, the board of directors adopted the 2015 Equity Incentive Plan, as amended (the “2015 Plan”), which provides for the grant of incentive stock options, nonqualified stock options or other awards including stock appreciation rights and restricted stock awards to the Company’s employees, officers, directors, advisors, and consultants for the purchase of up to 1.5 million shares of the Company’s common stock. In July 2018 and January 2019, the 2015 Plan was amended to increase the number of shares reserved thereunder by 1.0 million and 0.4 million shares, respectively. In March 2020, the Company’s board of directors and stockholders voted to increase the number of shares reserved for issuance under the 2015 Plan by 1.4 million shares. In May 2020, the board of directors adopted the 2020 Stock Options and Incentive Plan (the “2020 Plan”). The 2015 plan was suspended and no further grants may be issued under the 2015 Plan.

The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options or other awards including stock appreciation rights, restricted stock awards and restricted stock units to the Company’s employees, officers, directors, advisors, and consultants for the purchase of up to 4.2 million shares of the Company’s common stock. In addition, to the extent that awards outstanding under the 2020 Plan or the 2015 Plan are cancelled, forfeited or held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the registrant prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) subsequent to May 2020, the shares of common stock reserved for issuance pursuant to such awards will become available for issuance as shares of common stock under the 2020 Plan. The 2020 Plan provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2020 Plan on January 1 of each year beginning January 1, 2021. The number of shares added each January 1 will be equal to the lesser of: (i) 5% of the outstanding shares on the immediately preceding December 31 or (ii) such amount as determined by the administrator of the 2020 Plan, which is the compensation committee of the board of directors. As of December 31, 2020, 3.6 million shares remained available for issuance under the 2020 Plan.

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

The Company accounted for restricted stock awards as early exercised options and recognized a liability in other liabilities when cash was received for the purchase of shares of restricted stock. As shares of restricted stock vested, the Company reclassified the liability to common stock and additional paid in capital. As of December 31, 2020 and 2019, the Company recorded a liability included in accrued expenses and other liabilities of $10,000 and $22,000, respectively.

There have been no restricted stock awards granted during the years ended December 31, 2020 and 2019.

The following table summarizes restricted stock activity during the year ended December 31, 2020:

	Number of Shares	Weighted- Average Grant Date fair value
Outstanding and unvested, as of December 31, 2019	302,211	$1.51
Issued	—	$—
Vested	(163,568)	$1.30
Repurchases	(12,121)	$1.22
Outstanding and unvested, as of December 31, 2020	126,522	$1.85

Restricted stock awards of 4,195 shares with a weighted-average grant date fair value of $0.08 per share, were not purchased by the award holders as of December 31, 2020. As these shares of the restricted common stock awards were not issued, they are not included in the table above.

The aggregate fair value of restricted stock awards vested during the years ended December 31, 2020 and 2019 was $0.2 million and $0.4 million, respectively. Total intrinsic value of outstanding unvested restricted stock awards as of December 31, 2020 and 2019 was $2.9 million and $2.1 million, respectively.

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

The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for stock option awards with the following assumptions:

Year Ended December 31,
	2020	2019
Expected volatility	72.10% - 77.50%	74.80% - 82.53%
Risk-free interest rate	0.27% - 0.82%	1.43% - 2.59%
Expected dividend	—	—
Expected term (in years)	5.26 - 6.75	5.00 - 6.08
Underlying common stock fair value	6.22 - 28.79	5.15 - 7.08

A summary of option activity under the 2015 Plan and the 2020 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	1,337,501	$3.22	9.18	$5,157
Granted	1,830,738	$11.43
Exercised	(136,223)	$3.25
Forfeited	(38,161)	$8.13
Outstanding as of December 31, 2020	2,993,855	$8.18	8.84	$43,890
Exercisable as of December 31, 2020	736,601	$4.19	8.22	$13,664
Vested and expected to vest as of December 31, 2020	2,993,855	$8.18	8.84	$43,890

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of December 31, 2020 and 2019. The weighted-average grant date fair value of options granted during years ended December 31, 2020 and 2019 was $7.27 per share and $4.37 per share, respectively.

As of December 31, 2020, there was $0.2 million of unrecognized compensation costs that is expected to be recognized over the weighted-average periods of 1.22 years related to restricted stock awards. As of December 31, 2020, there was $14.3 million of unrecognized compensation costs that is expected to be recognized over the weighted-average periods of 2.72 years related to stock options.

2020 Employee Stock Purchase Plan

In June 2020, the Company adopted the 2020 ESPP. The Company reserved 700,000 shares of common stock for future issuance under the plan. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1 of each calendar year, beginning January 1, 2021, by the least of (i) 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (ii) 700,000 shares or (iii) such lesser amount as determined by the administrator of the 2020 ESPP, which is the compensation committee of the board of directors.

Under the 2020 ESPP, eligible employees may purchase shares of our common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The 2020 ESPP provides for a six-month offering period. At the end of the purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of the fair market value at the beginning of the offering period or 85% of the fair market value at the end of the purchase period, subject to tax limitations on the total value of the purchase. The 2020 ESPP is considered a compensatory plan, and the Company recorded $0.5 million in stock-based compensation expense for year ended December 31, 2020. There was no stock-based compensation expense attributed to the 2020 ESPP for the year ended December 31, 2019 as the 2020 ESPP was adopted in 2020. As of December 31, 2020, no shares of common stock were issued under the 2020 ESPP. The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for the 2020 ESPP with the following assumptions:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	0.11%	—
Expected term of options (in years)	0.58	—
Expected stock price volatility	83.72%	—
Expected dividends	—	—

Stock-Based Compensation Expense

The following table presents the classification of stock-based compensation expense for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Research and development expenses	$1,719	$584
General and administrative expenses	2,176	1,245
Total stock-based compensation expense	$3,895	$1,829

12.	Income Taxes

The Company had a pre-tax U.S. book loss of $41.5 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, the Company did not record an income tax provision. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax asset will not be realized.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
Income tax computed at federal statutory rate	21.0%	21.0%
State taxes, net of federal tax benefit	7.4%	2.7%
General business credit—federal	5.3%	295.9%
Stock-based compensation	(1.0)%	(50.0)%
Other permanent differences	(0.1)%	(2.4)%
Change in valuation allowance	(32.6)%	(267.7)%
Effective income tax rate	0.0%	(0.5)%

Net deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating losses	$27,047	$16,655
Research and development credits	7,617	4,949
Accrued expenses	291	130
Other	474	247
Deferred rent	266	124
Stock based compensation	428	73
Total deferred tax assets	36,123	22,178
Deferred tax liabilities:
Asset basis	$(124)	$(110)
Prepaid expenses	(558)	(139)
Total deferred tax liabilities	(682)	(249)
Valuation allowance	35,441	21,929
Net deferred taxes	$—	$—

Net operating losses and tax credit carryforwards were as follows (in thousands):

	December 31, 2020	Expiration Year
Net operating losses, federal (starting from January 1, 2018)	$66,963	Does not expire
Net operating losses, federal (before January 1, 2018)	$29,486	2035-2037
Net operating losses, state	$97,273	2035-2040
Tax credits, federal	$7,518	2036-2040
Tax credits, state	$2,540	Does not expire

Utilization of the net operating loss carryforwards and research credit carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code (“IRC”) and similar state provisions. Annual limitations may result in the expiration of the net operating losses and tax credit carryforwards before they are utilized. The Company performed a IRC Section 382 analysis through December 31, 2020 and does not expect any previous ownership changes to result in a limitation that will reduce the total amount of net operating loss and tax credit carryforwards disclosed that can be utilized. Subsequent ownership changes may affect the limitation in future years.

During the years ended December 31, 2020 and 2019, the Company recorded a full valuation allowance on federal and state deferred balances since management does not forecast the Company to be in a profitable position in the near future. Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2020 and 2019 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards and were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Valuation allowance at the beginning of the year	$21,929	$20,240
Increases recorded to income tax provision	13,512	1,689
Valuation allowance at the end of the year	$35,441	$21,929

The Company’s U.S. federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2017 through December 31, 2020. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period.

The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. The Company has elected to include interest and penalties as a component of tax expense. During the years ended December 31, 2020 and 2019, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2020	2019
January 1	$1,355	$855
Additions based on tax positions related to current year	513	570
Additions (reductions) for tax positions of prior year	139	(70)
December 31	$2,007	$1,355

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "Cares Act") was enacted. The CARES Act changed net loss carryforward and back provisions and the business interest expenses limitation. The Company has evaluated the impact of the CARES Act and determined that none of the changes would result in a material cash benefit to the Company.

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

Leases

In February 2018, the Company entered into a non-cancelable lease agreement (the “Lease”) for premises consisting of approximately 32,974 square feet located in South San Francisco, California (the “Premises”). The Company moved into the Premises in July 2018. The Premises is being used for the Company’s corporate headquarters and principal operating facility. The term of the Lease is eighty-four months, which commenced on July 1, 2018. Base rent was abated for the first two months of the lease term and thereafter is $0.2 million per month during the first year of the lease term, with specified annual increases thereafter. The Company paid a refundable security deposit of approximately $0.4 million, which is included in other non-current assets in the Balance Sheets at December 31, 2020 and 2019. The Company has the right to extend the lease term by seven years upon written notice not more than twelve months nor less than nine months prior to the expiration of the original lease term, with monthly payments equal to the “fair rental value” as defined in the Lease.

Rent expense, including common area maintenance expense, was $2.5 million for each of the year ended December 31, 2020 and 2019.

Future minimum lease payments under the Lease as of December 31, 2020 were as follows (in thousands):

Year ending December 31:	Operating Lease
2021	$2,027
2022	2,098
2023	2,171
2024	2,247
2025	1,144
Total	$9,687

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

In 2019, certain employees of Third Rock Ventures, a stockholder of the Company, provided consulting services to the Company. Commencing January 2020, Third Rock Ventures ceased providing management consulting services to the Company. The Company recorded no consulting expenses for consulting services provided by Third Rock Ventures during the year ended December 31, 2020. The Company recorded Third Rock Ventures consulting expenses to general and administrative expense of $36,000 for the year ended December 31, 2019.

In March 2020, the Company granted 26,573 stock options with a grant date fair value of $0.1 million to a partner at Third Rock Ventures, who is also serving as a non-employee director on the Company’s Board of Directors. The common shares subject to these options vest 1/12th on the last day of each calendar quarter over a three-year period and commenced vesting upon our IPO. In order to vest at each calendar quarter end date, the shareholder must be providing continuous service to the Company through such vesting date. The stock-based compensation expense related to these options was immaterial during the years ended December 31, 2020.

From time to time, the Company makes charitable contributions to the University of California, San Francisco Foundation (the “UCSF Foundation”), which are directed to support research performed in the laboratories of three of the Company’s scientific founders. The Company made charitable contributions to the UCSF Foundation in the amount of $0.7 million and $0.4 million during the years ended December 31, 2020 and 2019, respectively. The Company paid its scientific founders, who are members of the Company’s scientific advisory board, $0.2 million during the years ended December 31, 2020 and 2019.

In October 2019, the Company entered into the Novartis Agreement with Novartis covering the development and commercialization of Pliant’s preclinical product candidate, PLN-1474 and up to three additional targets. Upon execution of the Agreement, Pliant also entered into a financing side letter with Novartis, whereby Novartis committed to provide up to $30.0 million in equity financing of which $20.0 million was provided for preferred shares as a part of a Series C equity offering and the remaining $10.0 million was completed in a private placement for common shares upon the Company’s IPO. As of December 31, 2020 and

2019, Novartis owned approximately 6.1% and 7.4%, respectively, of our outstanding shares of common stock on a fully diluted basis. See Notes 6 and Note 9 for additional information.

15.	Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of $0.4 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively.

16.	Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	Year Ended December 31,
	2020	2019
Redeemable convertible preferred stock (on an as-converted basis)	—	18,442,233
Options to purchase common stock	2,993,855	1,337,501
Restricted stock awards granted and not purchased	4,195	4,195
Unvested restricted shares	126,522	302,211
Total	3,124,572	20,086,140

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019
Net loss per share:
Numerator
Net loss	$(41,533)	$(631)
Less: accretion to redemption value and dividends on redeemable convertible preferred shares	—	(6,225)

Net loss attributable to common stockholders	$(41,533)	$(6,856)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders:
Basic	21,344,236	1,623,358
Diluted	21,344,236	1,623,358
Net loss per share attributable to common stockholders:
Basic	$(1.95)	$(4.22)
Diluted	$(1.95)	$(4.22)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We considered our internal controls over financial reporting in regards to the impact of COVID-19 and concluded that our controls continue to operate in a remote environment without material effect on our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth under the captions “Proposal No. 1—Election of Directors,” “Corporate Governance and Board Matters” and “Executive Officers” in our Proxy Statement for our 2021 Annual Meeting of Stockholders. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

Our written code of business conduct and ethics (the “Code of Conduct”) applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer or controller. The Code of Conduct is available on our corporate website at https://pliantrx.com. If we make any substantive amendments to our Code of Conduct or grant any of our directors or executive officers any waiver, including any implicit waiver, from a provision of our Code of Conduct, we will disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.

Item 11. Executive Compensation.

Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation” and “Director Compensation” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item regarding certain relationships, related transactions and director independence is incorporated by reference to the information set forth under the caption “Transactions with Related Persons and Indemnification” and “Corporate Governance and Board Matters” in our Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:
1.	Financial Statements. See Index to Financial Statements in Part II Item 8 of this Annual Report on Form 10-K.
2.

Financial Statement Schedules. None. All financial statement schedules are omitted because they are not applicable, not required under the instructions, or the requested information is included in the financial statements or notes thereto.

3.	Exhibits. The following is a list of exhibits filed with this Annual Report or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	File Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	10-Q	001-39303	3.1	August 11, 2020
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-39303	3.2	December 15, 2020
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	333-238146	4.1	May 26, 2020
4.2	Amended and Restated Investors’ Right Agreement by and among the Registrant and certain of its stockholders, dated December 19, 2010.	S-1/A	333-238146	4.2	May 26, 2020
4.3	Description of the Registrant’s Securities					X
10.1#	2020 Stock Option and Incentive Plan and forms of award agreement.	S-1/A	333-238146	10.2	May 26, 2020
10.2#	2015 Equity Incentive Plan and forms of award agreements thereunder.	S-1	333-238146	10.1	May 11, 2020
10.3#	2020 Employee Stock Purchase Plan.	S-1/A	333-238146	10.3	May 26, 2020
10.4#	Senior Executive Cash Incentive Bonus Plan.	S-1	333-238146	10.4	May 11, 2020
10.5#	Non-Employee Director Compensation Policy.	S-1/A	333-238146	10.6	May 26, 2020
10.6#	Prior Non-Employee Director Compensation Policy.	S-1	333-238146	10.5	May 11, 2020
10.7#	Executive Severance Plan.	S-1	333-238146	10.7	May 11, 2020
10.8#	Offer Letter, by and between the Registrant and Mike Ouimette, dated August 17, 2020.	10-Q	001-39303	10.1	November 10. 2020
10.9#	Offer Letter, by and between the Registrant and Barbara Howes, dated May 1, 2019.	S-1	333-238146	10.12	May 11, 2020
10.10#	Offer Letter, by and between the Registrant and Éric Lefebvre, M.D., dated February 28, 2018.	S-1	333-238146	10.11	May 11, 2020
10.11#	Offer Letter, by and between the Registrant and Keith Cummings, M.D., MBA, dated November 29, 2018.	S-1	333-238146	10.10	May 11, 2020
10.12#	Offer Letter, by and between the Registrant and Hans Hull, J.D., dated February 10, 2016.	S-1	333-238146	10.9	May 11, 2020
10.13#	Offer Letter, by and between the Registrant and Bernard Coulie, M.D., Ph.D., dated October 12, 2015.	S-1	333-238146	10.8	May 11, 2020
10.14	Form of Indemnification Agreement, by and between the Registrant and each of its directors and certain officers.	S-1	333-238146	10.13	May 11, 2020
10.15	Office Lease, by and between the Registrant and 260 Littlefield Avenue South San Francisco, California 94080, dated February 6, 2018.	S-1	333-238146	10.14	May 11, 2020
10.16†	Collaboration and License Agreement, by and between the Registrant and Novartis Institutes For Biomedical Research, Inc., dated October 17, 2019.	S-1	333-238146	10.15	May 11, 2020
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	File Herewith
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE*	XBRL Taxonomy Presentation Linkbase Document					X

**

The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Annual Report on Form 10-K and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates them by reference

#	Represents management compensation plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2021

PLIANT THERAPEUTICS, INC.

By:	/s/ Bernard Coulie
Bernard Coulie, M.D., Ph.D.
President and Chief Executive Officer

By:	/s/ Keith Cummings
Keith Cummings, M.D., M.B.A.
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, Bernard Coulie and Keith Cummings and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bernard Coulie	President, Chief Executive Officer and Director	March 16, 2021
Bernard Coulie, M.D., Ph.D.	Principal Executive Officer

/s/ Keith Cummings	Chief Financial Officer	March 16, 2021
Keith Cummings, M.D., M.B.A.	Principal Financial Officer and Principal Accounting Officer

/s/ Hoyoung Huh	Chairman of the Board, Director	March 16, 2021
Hoyoung Huh, M.D., Ph.D.

/s/ Suzanne Bruhn	Director	March 16, 2021
Suzanne Bruhn, Ph.D.

/s/ Gayle Crowell	Director	March 16, 2021
Gayle Crowell

/s/ John Curnutte	Director	March 16, 2021
John Curnutte, M.D.

/s/ Neil Exter	Director	March 16, 2021
Neil Exter

/s/ Charles Homcy	Director	March 16, 2021
Charles Homcy, M.D.

/s/ Smital Shah	Director	March 16, 2021
Smital Shah

/s/ David Pyott	Director	March 16, 2021
David Pyott