Form 10-Q
period 2021-03-31
PLIANT THERAPEUTICS, INC.
filed 2021-05-10
CIK 1746473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number: 001-39303
PLIANT THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	47-4272481
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
260 Littlefield Avenue
South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650) 481-6770
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.0001 per share	PLRX	The Nasdaq Stock Market LLC
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2021, the registrant had 35,894,459 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

PART I.	FINANCIAL INFORMATION	6

Item 1.	Condensed Financial Statements	6
	Condensed Balance Sheets as March 31, 2021 (Unaudited) and December 31, 2020	6
	Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021 and 2020 (Unaudited)	7
	Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2021 and 2020 (Unaudited)	8
	Condensed Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (Unaudited)	10
	Notes to Condensed Financial Statements (Unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II.	Other Information	29

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78
Item 3.	Defaults Upon Senior Securities	79
Item 4.	Mine Safety Disclosures	79
Item 5.	Other Information	79
Item 6.	Exhibits	79
Signatures		80

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the "Report") contains forward-looking statements that involve risks, uncertainties, and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Report include, but are not limited to, statements about:
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
•    Our ability to attract and retain qualified employees and key personnel; and
•    Our expectations regarding government and third-party payor coverage and reimbursement.
These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A in this Report. Furthermore, such forward-looking statements speak only as of the date of this Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS
Our business involves significant risks, some of which are summarized below. The summary risk factors listed below should be read together with the text of the full risk factors discussed in "Part II, Item 1A. Risk Factors" in this Report. You should carefully consider the risks described below, as well as the other information in this Report, including our financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in other documents that we file with the SEC. The occurrence of any of the events or developments described in this Report could have a material adverse effect on our business, financial condition, results of operations, growth prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.

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

Risks Related to Research and Development and the Biopharmaceutical Industry
•    We have a limited operating history, which may make it difficult to evaluate our prospects and likelihood of success.
•    Our business is highly dependent on the success of our lead product candidate, PLN-74809, as well as PLN-1474 and any other product candidates that we advance into the clinic. All of our product candidates will require significant additional preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially.
•Our approach to drug discovery and development in the area of fibrotic diseases is unproven and may not result in marketable products
•    Clinical development involves a lengthy, complex, and expensive process, with an uncertain outcome.
•    We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of PLN-74809 or any other product candidates.
•Our ongoing and future clinical trials may reveal significant adverse events or unexpected drug-drug interactions not seen in our preclinical studies and may result in a safety profile that could delay or prevent regulatory approval or market acceptance of any of our product candidates.
•    If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•    We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than us.
Risks Related to Our Intellectual Property
•    Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
•    Our collaborators may assert ownership or commercial rights to inventions they develop from research we support or that we develop from our use of the tissue samples or other biological materials, which they provide to us, or otherwise arising from the collaboration.

Risks Related to Our Reliance on Third Parties

•    We have entered into a collaboration agreement with Novartis Institutes for Biomedical Research, Inc., or Novartis, for the development of PLN-1474 and may in the future seek to enter into collaborations with third parties for the development and commercialization of other product candidates. If we fail to enter into such collaborations, or our collaborations are not successful, we may be unable to continue development of such product candidates, we would not receive any contemplated milestone payments or royalties, and we could fail to capitalize on the market potential of such product candidates
•    We rely on third parties to conduct certain aspects of our preclinical studies and clinical trials and for tissue samples and other materials required for our research and development activities.

Risks Related to Managing Our Business and Operations
•    The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.
•    If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, our ability to develop current product candidates or identify and develop new product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Pliant Therapeutics, Inc.
Condensed Balance Sheets
(Unaudited)
(In thousands, except number of shares and per share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$50,819	$50,882
Short-term investments	213,281	226,012
Accounts receivable	2,174	9,279
Tax credit receivable	83	83
Prepaid expenses and other current assets	4,180	4,498
Total current assets	270,537	290,754
Property and equipment, net	4,266	4,321
Other non-current assets	451	451
Total assets	$275,254	$295,526
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,886	$2,023
Accrued liabilities (Note 5)	7,364	9,576
Total current liabilities	10,250	11,599
Other long-term liabilities (Note 5)	835	866
Total liabilities	11,085	12,465
Stockholders’ equity
Common stock, $0.0001 par value; 300,000,000 shares authorized at March 31, 2021 and December 31, 2020; and 35,748,336 and 35,552,795 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively;	3	3
Additional paid-in capital	404,868	400,918
Accumulated deficit	(140,684)	(117,828)
Accumulated other comprehensive loss	(18)	(32)
Total stockholders’ equity	264,169	283,061
Total liabilities and stockholders’ equity	$275,254	$295,526
*The condensed balance sheet as of December 31, 2020 has been derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these condensed financial statements

Pliant Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands, except number of shares and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue — related party	$2,174	$28,938
Operating expenses:
Research and development	(18,527)	(13,919)
General and administrative	(6,566)	(4,011)
Total operating expenses	(25,093)	(17,930)
(Loss) income from operations	(22,919)	11,008
Interest and other income (expense), net	63	21
Net (loss) income	$(22,856)	$11,029
Less: Undistributed earnings to preferred stockholders	—	(11,029)
Net loss attributable to common stockholders	$(22,856)	$—
Net loss per share, attributable to common stockholders:
Basic	$(0.64)	$—
Diluted	$(0.64)	$—
Shares used in computing net loss per share attributable to common stockholders:
Basic	35,645,205	1,897,669
Diluted	35,645,205	1,897,669
Comprehensive income (loss):
Net income (loss)	$(22,856)	$11,029
Net unrealized gain (loss) on short-term investments	$14	$60
Total other comprehensive income	14	60
Comprehensive income (loss)	$(22,842)	$11,089
The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands, except number of shares and per share amounts)

	Redeemable Convertible Preferred Stock								Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Series A		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	—	$—	—	$—	35,552,795	$3	$400,918	$(32)	$(117,828)	$283,061
Vesting of restricted stock awards	—	—	—	—	—	—	30,277	—	2	—	—	2
Option exercises	—	—	—	—	—	—	165,264	—	1,370	—	—	1,370
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,578	—	—	2,578
Net unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	—	—	—	—	(22,856)	(22,856)
Balance at March 31, 2021	—	$—	—	$—	—	$—	35,748,336	$3	$404,868	$(18)	$(140,684)	$264,169

The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands, except number of shares and per share amounts)

	Redeemable Convertible Preferred Stock								Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Series A		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	56,000,000	$62,468	49,501,221	$75,860	26,360,745	$47,947	1,846,024	$1	$—	$(1)	$(76,295)	$(76,295)
Issuance of Series C redeemable preferred stock, net of issuance costs	—	—	—	—	28,527,313	52,038	—	—	—	—	—	—
Vesting of restricted stock awards	—	—	—	—	—	—	52,093	—	4	—	—	4
Option exercises	—	—	—	—	—	—	8,232	—	26	—	—	26
Stock-based compensation expense	—	—	—	—	—	—	—	—	425	—	—	425
Net unrealized gain on short- term investments	—	—	—	—	—	—	—	—	—	60	—	60
Net income	—	—	—	—	—	—	—	—	—	—	11,029	11,029
Balance at March 31, 2020	56,000,000	$62,468	49,501,221	$75,860	54,888,058	$99,985	1,906,349	$1	$455	$59	$(65,266)	$(64,751)
The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Cash flows from operating activities
Net income (loss)	$(22,856)	$11,029
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	359	312
Stock-based compensation expense	2,578	425
Other	271	—
Changes in operating assets and liabilities:
Tax credit receivable	—	72
Accounts receivable	7,105	(24,710)
Prepaid expenses and other current assets	318	(883)
Other non-current assets	—	233
Accounts payable	665	1,176
Accrued liabilities	(2,092)	(424)
Other long-term liabilities	(13)	4
Net cash used in operating activities	(13,665)	(12,766)
Cash flows from investing activities
Purchase of short-term investments	(64,806)	(11,008)
Maturity of short-term investments	77,280	—
Accretion of short-term investments	—	(29)
Purchase of property and equipment	(242)	(336)
Net cash provided by/(used in) investing activities	12,232	(11,373)
Cash flows from financing activities
Proceeds from issuance of Series C preferred stock, net of issuance costs	—	52,038
Proceeds from exercise of stock options	1,370	26
Payment of deferred offering costs	—	(364)
Net cash provided by financing activities	1,370	51,700
Net (decrease)/increase in cash and cash equivalents	(63)	27,561
Cash and cash equivalents at beginning of period	50,882	85,807
Cash and cash equivalents at end of period	$50,819	$113,368
Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued liabilities	$251	$257
Reclassification of restricted stock awards from liabilities to common stock upon vesting	$2	$4
Deferred offering costs in accounts payable and accrued liabilities	$—	$792
Net unrealized gain on short-term investments	$14	$60
The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Notes to Condensed Financial Statements
(Unaudited)
1. Organization and Description of Business
Pliant Therapeutics, Inc. (the “Company” or "Pliant" or “we” or “our” or “us”) is a clinical stage biopharmaceutical company focused on discovering and developing novel therapies for the treatment of fibrosis with an initial focus on treating fibrosis by inhibiting integrin-mediated activation of TGF-ß. Fibrosis refers to the abnormal thickening and scarring of connective tissue due to the production and deposition of excess collagen in the extra-cellular matrix. Fibrosis can occur in many different tissues including lung, liver, kidney, muscle, skin and the GI tract, and often causes severe and debilitating disease leading to organ failure. The Company is located in South San Francisco, California, and was incorporated in the state of Delaware in June 2015.
Reverse Stock Split
On May 22, 2020, the Company implemented a 1-for-7.15 reverse stock split of the Company’s common stock. Stockholders entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares. All share and per share data shown in the accompanying financial statements and related notes have been retroactively revised to reflect the reverse stock split. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of the Company’s convertible preferred stock were proportionately reduced and the respective conversion prices were proportionately increased. As of June 3, 2020, all outstanding preferred stock had been converted into common stock.
Initial Public Offering
In June 2020, the Company completed its initial public offering (the "IPO"), in which the Company issued and sold an aggregate of 10,350,000 shares of common stock, which consisted of 9,000,000 shares of common stock and 1,350,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares, at a public offering price of $16.00 per share. The aggregate net proceeds received by the Company from the offering were $148.3 million, net of underwriting discounts, commissions and offering expenses of $5.7 million. Upon the closing of the IPO, 160,389,279 shares of the Company’s outstanding convertible preferred stock were automatically converted to common stock on a 7.15:1 basis and the related carrying amount of $238.3 million was reclassified to common stock and additional paid-in capital within stockholders’ equity (deficit).
Concurrent with the completion of the IPO, the Company also issued 625,000 shares of its common stock to Novartis Institutes for Biomedical Research, Inc. (“Novartis”), a strategic partner and existing stockholder of the Company, in a private placement at a price of $16.00 per share for proceeds of $10.0 million, which resulted in Novartis owning approximately 6.1% of the Company’s outstanding shares of common stock immediately after the IPO.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain prior year reported amounts have been reclassified to conform with the current period presentation.
The accompanying condensed balance sheet as of March 31, 2021, condensed statements of operations and comprehensive income (loss), condensed statements of cash flows, and the condensed statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2021 and 2020, are unaudited. The balance sheet as of December 31, 2020 was derived from audited financial statements as of and for the year ended December 31, 2020. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2021, and the results of its operations and its cash flows for the three months ended March 31, 2021 and 2020. The financial data and other information disclosed in these notes related to the three months ended March 31, 2021 and 2020, are also unaudited.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses as well as the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these financial statements include, but are not limited to stock-based compensation expense and accruals for research and development costs. The Company assesses estimates on an ongoing basis, however, actual results could materially differ from those estimates.
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three months ended March 31, 2021, as compared to the significant accounting policies described in Note 2 of the "Notes to the Financial Statements" in the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-2, Leases (“Topic 842”), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. For public entities, ASU No. 2016-2 is effective for fiscal years beginning after December 15, 2018. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), ASU No. 2016-2 is effective for the Company in the fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU No. 2016-2 on the Company’s financial statements.
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
3. Financial Instruments
The Company’s short-term investments consist of U.S. Treasury securities, U.S. Government agency securities and highly rated, investment-grade corporate debt securities with original maturities beyond three months at the date of purchase. The Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time even prior to maturity and such investments represent cash available for current operations. As a result, short-term investments may include securities with maturities beyond twelve months that are classified within current assets in the Balance Sheets. The Company’s short-term investments classified as available-for-sale are carried at fair market value with unrealized losses or income recognized in other comprehensive income (loss).
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
There were no Level 3 assets or liabilities as of March 31, 2021 and as of December 31, 2020.
The following tables show the Company’s cash and cash equivalents, Money Market Funds and short-term investments by significant investment category as of March 31, 2021 and December 31, 2020 (in thousands):

	As of March 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Level 1:
Money Market Funds	$22,056	$—	$—	$22,056
Level 2:
U.S. Treasury securities included in short-term investments	13,561	4	—	13,565
U.S. government agency securities included in cash and cash equivalents and short-term investments	48,104	9	—	48,113
Corporate debt securities included in cash and cash equivalents and short-term investments	160,133	7	(37)	160,103
Total financial assets	$243,854	$20	$(37)	$243,837

	As of December 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Level 1:
Money Market Funds	$27,686	$—	$—	$27,686
Level 2:
U.S. Treasury securities included in short-term investments	63,101	4	(1)	63,104
U.S. government agency securities included in short-term investments	54,183	10	—	54,193
U.S. Corporate debt securities included in cash and cash equivalents and short-term investments	118,759	1	(46)	118,714
Total financial assets	$263,729	$15	$(47)	$263,697
The Company may sell certain of its short-term securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.
There were no liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020. There have been no transfers between fair value measurement levels during the three months ended March 31, 2021 and 2020. In addition, there were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2021 and December 31, 2020.
As of March 31, 2021, the Company had not recorded any impairment related to other-than-temporary declines in the fair value of short-term investments. Short-term investments are considered impaired when a decline in fair value is judged to be other-than-temporary. The Company consults with its investment managers and considers available quantitative and qualitative evidence in evaluating potential impairment of its short-term investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost and its intent and ability to hold the investment.
The Company records interest income and accretion income earned on Money Market Funds and U.S. Treasury, U.S. government agency and corporate debt securities to interest and other income (expense), net in its condensed statement of operations and comprehensive income (loss).

4. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Computer equipment and software	$22	$22
Laboratory equipment	6,921	6,540
Leasehold improvements	947	947
Construction-in-progress	223	300
Total property and equipment, gross	8,113	7,809
Less: Accumulated depreciation	(3,847)	(3,488)
Total property and equipment, net	$4,266	$4,321
Depreciation expense for the three months ended March 31, 2021 was $0.4 million. Depreciation expense for the three months ended March 31, 2020 was $0.3 million.
5. Accrued Liabilities and Other Long-Term Liabilities
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Accrued compensation and benefits	$2,300	$4,542
Accrued research and development expenses	3,996	3,274
Other accrued liabilities	965	1,675
Deferred rent	103	85
Total accrued liabilities	$7,364	$9,576
Accrued compensation and benefits consist primarily of accrued bonuses and accrued vacation.
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Deferred rent	$571	$581
Leasehold incentive obligation	263	283
Other liabilities — deposits	1	2
Total other long-term liabilities	$835	$866

6. Novartis Collaboration and License Agreement (the "Novartis Agreement")
In 2019, we entered into the Novartis Agreement for the development and commercialization of our preclinical product candidate, PLN-1474 and up to three additional integrin research targets. PLN-1474 is an internally discovered small molecule selective inhibitor of integrin αvß1, currently being developed for the treatment of liver fibrosis associated with nonalcoholic steatohepatitis (“NASH”). Pursuant to the agreement, we received an upfront, non-refundable license fee of $50.0 million and were eligible to receive additional payments of $416.0 million contingent upon achievement of specified research, development, regulatory and commercial events and royalties on world-wide net sales thereafter. Additionally, Novartis is funding up to $19.6 million associated with research and development services for PLN-1474 and up to $13.4 million for research and development services on the integrin research targets.
To date, we have received $25.0 million in contingent payments and $391.0 million remain eligible for achievement. No contingent payments were recognized during the first quarter of 2021 and one contingent payment of $25.0 million was recognized in the first quarter of 2020. Revenues for research and development services for the three months ended March 31, 2021 and 2020 were $2.2 million and $3.9 million, respectively.

7. Regents of the University of California License Agreement (the "UC Agreement")
In 2015, we entered into the UC Agreement to obtain an exclusive, worldwide license relating to the use of certain patents and technology relating to αvß1 compound in fibrosis indications. Pursuant to the UC Agreement, we made a $2.4 million milestone payment upon the close of our initial public offering in June 2020. Subsequently, we determined the licensed technology was no longer relevant to the development of our product candidates and, therefore, we exercised our right to terminate the UC Agreement which became effective in the first quarter of 2021. No further obligations or financial commitments survive the termination.

8. Adimab Development and Option Agreement (the "Adimab Agreement")
In 2018, we entered into a development and option agreement with Adimab, LLC (“Adimab”) for the discovery and optimization of proprietary antibodies as potential therapeutic product candidates. Under the Adimab Agreement, we will select biological targets against which Adimab will use its proprietary platform technology to research and develop antibody proteins using a mutually agreed upon research plan. We are required to pay Adimab an agreed upon rate for its full-time employees during the discovery period while Adimab performs research on each target under the applicable research plan. We have an exclusive option to obtain a worldwide, royalty-bearing, sublicensable license under Adimab platform patents and other Adimab technology to research, develop and commercialize up to 24 antibodies of our selection.
As of March 31, 2021, we have not exercised our option to further develop any antibody proteins. During the three months ended March 31, 2021 we recognized research and development expenses under the Adimab Agreement of $28,000 related to full-time employee costs. No costs were recognized during the three months ended March 31, 2020.

9. Redeemable Convertible Preferred Stock
Under the Company’s Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”), the Company is authorized to issue two classes of shares: preferred and common stock. The preferred stock may be issued in series, and the Company’s board of directors is authorized to determine the rights, preferences, and terms of each series. These rights preferences and terms could include dividend rights, conversion rights, voting rights, terms of redemptions, liquidation preferences and sinking fund terms. As a result of the IPO in June 2020, in which all then outstanding convertible preferred stock was converted into shares of common stock of the Company, there is no outstanding redeemable convertible preferred stock as of March 31, 2021.
10. Common Stock
The voting, dividend, and liquidation rights of the holders of the Company's common stock are subject to and qualified by the rights, powers, and preferences of the holders of preferred stock with preferential rights. As of March 31, 2021 and December 31, 2020, the Company was authorized to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. The common stock has the following rights and privileges:
Voting
The holders of shares of common stock are entitled to one vote for each share of common stock held at any meeting of stockholders and at the time of any written action in lieu of a meeting.
Dividends
The holders of shares of common stock are entitled to receive dividends, when declared by the Company’s board of directors. Cash dividends may not be declared or paid to holders of shares of common stock until all unpaid dividends on preferred stock have been paid in accordance with their terms. No dividends have been declared or paid by the Company since its inception.
Liquidation

Subject to the preferential rights of holders of preferred stock then outstanding, the holders of shares of common stock are entitled to share ratably in the Company’s remaining assets available for distribution to its stockholders in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company.
Shares reserved for future issuance

	As of March 31, 2021	As of December 31, 2020
Exercises of outstanding stock option awards	3,928,287	2,993,855
Shares of common stock available for future grants under the 2020 Equity Incentive Plan	4,340,045	3,644,459
Shares of common stock available for future issuance under the 2020 ESPP	640,234	700,000
Total shares reserved for future issuance	8,908,566	7,338,314
11. Equity Incentive Plans and Stock-Based Compensation
In August 2015, the Company's board of directors adopted the 2015 Equity Incentive Plan (as amended, the “2015 Plan”), which provides for the grant of incentive stock options, nonqualified stock options or other awards including stock appreciation rights and restricted stock awards to the Company’s employees, officers, directors, advisors, and consultants for the purchase of up to 1.5 million shares of the Company’s common stock. In July 2018 and January 2019, the 2015 Plan was amended to increase the number of shares reserved thereunder by 1.0 million and 0.4 million shares, respectively. In March 2020, the Company’s board of directors and stockholders voted to increase the number of shares reserved for issuance under the 2015 Plan by 1.4 million shares. In May 2020, the board of directors adopted the 2020 Stock Options and Incentive Plan (the “2020 Plan”). The 2015 Plan was suspended and no further grants may be issued under the 2015 Plan.
The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options or other awards including stock appreciation rights, restricted stock awards and restricted stock units to the Company’s employees, officers, directors, advisors, and consultants for the purchase of up to 4.2 million shares of the Company’s common stock. In addition, to the extent that awards outstanding under the 2020 Plan or the 2015 Plan are cancelled, forfeited or held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) subsequent to May 2020, the shares of common stock reserved for issuance pursuant to such awards will become available for issuance as shares of common stock under the 2020 Plan. The 2020 Plan provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2020 Plan on January 1 of each year beginning January 1, 2021. The number of shares added each January 1 will be equal to the lesser of: (i) 5% of the outstanding shares on the immediately preceding December 31 or (ii) such amount as determined by the administrator of the 2020 Plan, which is the compensation committee of the board of directors of the Company. As of March 31, 2021, 4.3 million shares remained available for issuance under the 2020 Plan.
Prior to the adoption of the 2020 Plan, options under the 2015 Plan could be granted for periods of up to 10 years and at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by our board of directors, provided, however, that the exercise price of an incentive stock option granted to a person owning (or deemed to own) stock possessing more than ten percent of the total combined voting power of all classes of stock of the Company or any affiliate of the Company (a "10% shareholder") could not be less than 110% of the estimated fair value of the shares on the date of grant and the option was not exercisable after the expiration of five years from the date of grant.
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
Restricted Common Stock Awards
The Company granted restricted stock awards under the 2015 Plan. The purchase price of the restricted common stock awards was the estimated fair value as determined by the Company's board of directors at the issuance date. The shares vest from one to four years and vesting could be accelerated upon a change in control. A holder of an award may pay a total purchase price or a part of the purchase price for granted shares at any time during the vesting periods. Upon termination of employment, the Company has the right to repurchase any unvested restricted shares. The repurchase price for unvested shares of common stock will be the lower of (i) the fair market value on the date of repurchase or (ii) their original purchase price.

During the vesting term, holders of restricted stock awards are deemed to be common stock shareholders and have dividends and voting rights.
The Company accounted for restricted stock awards as early exercised options and recognized a liability in other liabilities when cash was received for the purchase of shares of restricted stock. As shares of restricted stock vested, the Company reclassified the liability to common stock and additional paid in capital. As of March 31, 2021 and December 31, 2020, the Company recorded a liability included in accrued expenses and other liabilities of $8,000 and $10,000, respectively.
There were no grants of restricted stock awards for the three months ended March 31, 2021 and 2020.
The following table summarizes restricted stock activity during the three months ended March 31, 2021:

	Number of Shares	Weighted- Average Grant Date fair value
Outstanding and unvested, as of December 31, 2020	126,522	$1.85
Issued	—	$—
Vested	(30,277)	$1.69
Repurchases	—	$—
Outstanding and unvested, as of March 31, 2021	96,245	$1.90
Restricted stock awards of 4,195 shares with a weighted-average grant date fair value of $0.08 per share, were not purchased by the award holders as of March 31, 2021. As these shares of the restricted common stock awards were not issued, they are not included in the table above.
The aggregate fair value of restricted stock awards vested during the three months ended March 31, 2021 was $51,000. Total intrinsic value of outstanding unvested restricted stock awards as of March 31, 2021 was $2.2 million.
Incentive Stock Options and Nonqualified Stock Options
Stock options issued under either the 2015 Plan or the 2020 Plan generally vest over four years and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the respective plans.
The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for stock option awards with the following assumptions:

	Three Months Ended March 31,
	2021	2020
Expected volatility	74.95% - 75.72%	72.10% - 77.50%
Risk-free interest rate	0.61% - 1.06%	0.52% - 0.82%
Expected dividend	—	—
Expected term (in years)	5.77 - 6.08	5.38 - 6.75
Underlying common stock fair value	26.13 - 38.23	6.22
The Company granted 1,082,053 stock options under the 2020 Plan during the three months ended March 31, 2021.
A summary of option activity under the 2015 Plan and the 2020 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	2,993,855	$8.18	8.84	$43,890
Granted	1,082,053	$27.11
Exercised	(105,734)	$5.28
Forfeited	(41,887)	$7.59
Outstanding as of March 31, 2021	3,928,287	$13.30	8.97	$100,437
Exercisable as of March 31, 2021	856,283	$5.24	8.31	$29,194
Vested and expected to vest as of March 31, 2021	3,928,287	$13.30	8.97	$100,437

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of March 31, 2021. The weighted-average grant date fair value of options granted during the three months ended March 31, 2021 was $17.62 per share.
Stock-Based Compensation Expense
The following table presents the components and classification of stock-based compensation expense for the Company’s stock-based awards for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Restricted stock awards	$51	$57
Stock options and ESPP	2,527	368
Total stock-based compensation expense	$2,578	$425
Research and development expenses	$1,170	$164
General and administrative expenses	$1,408	$261
As of March 31, 2021, there was $0.2 million of unrecognized compensation costs that is expected to be recognized over the weighted-average periods of 1.00 year related to restricted stock awards. As of March 31, 2021, there was $30.0 million of unrecognized compensation costs that is expected to be recognized over the weighted-average periods of 3.02 years related to stock options.
2020 Employee Stock Purchase Plan
In June 2020, the Company adopted the Company's 2020 Employee Stock Purchase Plan (the "2020 ESPP"). The Company reserved 700,000 shares of common stock for future issuance under the plan. The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1 of each calendar year, beginning January 1, 2021, by the least of (1) 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (2) 700,000 shares or (3) such lesser amount as determined by the administrator of the 2020 ESPP, which is the compensation committee of the board of directors of the Company.
Under the 2020 ESPP, eligible employees may purchase shares of our common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The 2020 ESPP provides for a six-month offering period. At the end of the purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of the fair market value at the beginning of the offering period or 85% of the fair market value at the end of the purchase period, subject to tax limitations on the total value of the purchase. The 2020 ESPP is considered a compensatory plan, and the Company recorded $0.3 million in stock-based compensation expense for the three months ended March 31, 2021. There was no stock-based compensation expense attributed to the 2020 ESPP for the three months ended March 31, 2020 as the 2020 ESPP was adopted in August 2020. As of March 31, 2021, 59,766 shares of common stock were issued under the 2020 ESPP. The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for the 2020 ESPP with the following assumptions:

Three Months Ended March 31,
2021
Risk-free interest rate	0.07%
Expected term of options (in years)	0.5
Expected stock price volatility	89.51%
Expected dividends	—
12. Income Taxes
For the three months ended March 31, 2021 and 2020, the Company did not record an income tax provision. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax asset will not be realized. As a result, the Company’s effective tax rate will remain at 0% because no items that are either estimated or discrete items would impact the tax provision.
13. Commitments and Contingencies
Purchase Commitments
The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancellable on 30 days’ notice and the obligations under these contracts are largely based on services performed.
License and Collaboration Agreements
Potential payments related to the Company’s license and research agreements, including milestone and royalty payments, are detailed in Notes 6 and 7.
Leases
In February 2018, the Company entered into a non-cancelable lease agreement (the “Lease”) for premises consisting of approximately 32,974 square feet located in South San Francisco, California (the “Premises”). The Company moved into the Premises in July 2018. The Premises is being used for the Company’s corporate headquarters and principal operating facility. The term of the Lease is eighty-four months, which commenced on July 1, 2018. Base rent was abated for the first two months of the lease term and thereafter is $0.2 million per month during the first year of the lease term, with specified annual increases thereafter. The Company paid a refundable security deposit of approximately $0.4 million, which is included in other non-current assets in the Balance Sheets at March 31, 2021 and December 31, 2020. The Company has the right to extend the lease term by seven years upon written notice not more than twelve months nor less than nine months prior to the expiration of the original lease term, with monthly payments equal to the “fair rental value” as defined in the Lease.
During the three months ended March 31, 2021 and 2020, rent expense, including common area maintenance expense, was $0.6 million.
Future minimum lease payments under the Lease as of March 31, 2021 were as follows (in thousands):

Year ending December 31:	Operating Lease
2021 (remainder of the year)	$1,529
2022	2,098
2023	2,171
2024	2,247
2025 and beyond	1,143
Total	$9,188
14. Related Party Transactions

In March 2020, the Company granted 26,573 stock options with a grant date fair value of $0.1 million to a partner at Third Rock Ventures, who is also serving as a non-employee director on the Company’s board of directors. The shares of common stock subject to these options vest 1/12th on the last day of each calendar quarter over a three-year period and commenced vesting upon completion of our IPO. Lastly, in order to vest at each calendar quarter end date, the stockholder must be providing continuous service to the Company through such vesting date. See Note 11 for additional information.
From time to time, the Company makes charitable contributions to the University of California, San Francisco Foundation (the “UCSF Foundation”), which are directed to support research performed in the laboratories of two of the Company’s scientific founders. The Company made no charitable contributions to the UCSF Foundation during the three months ended March 31, 2021. The Company made charitable contributions to the UCSF Foundation in the amount of $0.7 million during the three months ended March 31, 2020.
In October 2019, the Company entered into the Novartis Agreement with Novartis covering the development and commercialization of the Company's preclinical product candidate, PLN-1474 and up to three additional targets. Upon execution of the Agreement, Pliant also entered into a financing side letter with Novartis, whereby Novartis committed to provide up to $30.0 million in equity financing of which $20.0 million was provided for preferred stock as a part of a Series C equity offering and the remaining $10.0 million was completed in a private placement for common stock concurrently with the completion of the Company’s IPO. As of March 31, 2021 and December 31, 2020, Novartis owned approximately 6.0% and 6.1%, respectively, of our outstanding shares of common stock on a fully diluted basis. See Note 6 for additional information.
15. Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of $0.2 million for the three months ended March 31, 2021 and 2020.
16. Net (Loss)/Income Per Share Attributable to Common Stockholders
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net (loss)/income per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	Three Months Ended March 31,
	2021	2020
Redeemable convertible preferred stock (on an as-converted basis)	—	22,432,029
Options to purchase common stock	3,928,287	2,603,744
Restricted stock awards granted and not purchased	4,195	4,195
Unvested restricted shares	96,245	237,997
Total	4,028,727	25,277,965
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Net income (loss) per share:
Numerator
Net income (loss)	$(22,856)	$11,029
Less: undistributed earnings to preferred stockholders	—	(11,029)
Net loss attributable to common stockholders	$(22,856)	$—
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders:
Basic	35,645,205	1,897,669
Diluted	35,645,205	1,897,669
Net loss per share attributable to common stockholders:
Basic	$(0.64)	$—
Diluted	$(0.64)	$—

17. Subsequent Events
The Company has evaluated subsequent events for financial statement purposes occurring through May 10, 2021, the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or this Report, as well as our audited financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission, or SEC. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intention, beliefs and projections. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A of this Report and under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate we have conducted exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
First Quarter and Recent Highlights

•    PLN-74809 Phase 2a positron emission tomography (PET) imaging trial preliminary data expected in the first half 2021. This open-label, dose ranging trial is evaluating target receptor occupancy levels of PLN-74809 in the lungs of IPF patients across multiple single-dose cohorts utilizing a PET tracer of the integrin αvβ6. The goal of the trial is to confirm the ability of PLN-74809, a dual selective inhibitor of αvβ6/αvβ1, to penetrate highly fibrotic areas of the lung where αvβ6 expression is highest and bind to its target receptor. Additionally, the trial will establish a pharmacokinetic/ pharmacodynamic (PK/PD) relationship between PLN-74809 plasma exposure and αvβ6 receptor occupancy, allowing us to build a PK/PD model that will inform dose selection in later stage trials.

•    PLN-74809 Phase 2a INTEGRIS trial in idiopathic pulmonary fibrosis (IPF) continued to build momentum, currently on track to complete enrollment by the end of 2021. The primary endpoints of this 12-week randomized, dose-ranging, double-blind, placebo-controlled trial are the evaluation of PLN-74809’s safety, tolerability, and pharmacokinetics in IPF patients. The Company will also evaluate exploratory efficacy endpoints including Quantitative Lung Fibrosis, or QLF, imaging as well as pulmonary function tests.

•    PLN-74809 Phase 2a INTEGRIS trial in primary sclerosing cholangitis (PSC) continued to advance, currently on track to complete enrollment in the first half 2022. The primary endpoints of this 12-week randomized, dose-ranging, double-blind, placebo-controlled trial are the evaluation of PLN-74809’s safety, tolerability, and pharmacokinetics in PSC patients. The Company will also evaluate exploratory efficacy endpoints including fibrosis biomarkers such as Pro-C3 and ELF, changes in ALP, and liver imaging.

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

Since inception, we have had significant operating losses. Our net loss was $22.9 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $140.7 million and cash, cash equivalents and short-term investments of $264.1 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase in connection with our ongoing activities, as we:
•perform research and development activities to identify and develop product candidates;
•advance product candidates into and through clinical development;
•require the manufacture of supplies to support research and development, preclinical studies and clinical trials;
•seek regulatory approvals for any product candidates that successfully complete clinical trials;
•expand our operational, financial and management systems and increase personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
•maintain, expand and protect our intellectual property portfolio; and
•invest in or in-license other technologies or product candidates.
COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic, which, to date, continues to spread throughout the United States and worldwide. We have been, and in the future could be, materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent outbreak of COVID-19. While difficult to predict or quantify the overall impact to our operations, among other things, our clinical trials have experienced delays, and may experience additional delays in the future, extending the timelines and increasing the overall costs to finish the clinical trials, as our fixed costs are not substantially reduced while the clinical trials are delayed. For example, the clinical site conducting our Phase 2a PET trial of PLN-74809 in IPF was closed to clinical research in March 2020, but resumed enrollment and trial activities in the third quarter of 2020. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations have been and will be affected. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19.

Components of Operations
Revenue

We have not generated any revenue from product sales and do not expect to do so in the near future. Our revenue to date is derived from a Collaboration and License Agreement with Novartis (the "Novartis Agreement") that was executed in 2019. Our revenue from Novartis is included under the caption "Revenue - related party" because Novartis had aggregate holdings of our outstanding common stock of greater than 5% upon the close of our IPO. As of March 31, 2021 and December 31, 2020, Novartis owned approximately 6.0% and 6.1%, respectively, of our outstanding shares of common stock on a fully diluted basis.
The Novartis Agreement is for the development and commercialization of PLN-1474 and up to three additional integrin research targets. Under the terms of the Novartis Agreement, we received an upfront license fee payment of $50.0 million for the worldwide, exclusive license to PLN-1474 and an additional $25.0 million upon first-patient dosed in our Phase 1 trial of PLN-1474 in the first quarter of 2020. We are eligible to receive additional milestone payments of up to $391.0 million in total, if defined developmental, regulatory and commercialization milestones are achieved, and tiered royalties on a product-by-product basis based on annual nets sales of products. Additionally, Novartis is providing $19.6 million and up to $13.4 million in funding for the initial research and development activities associated with PLN-1474 and integrin research targets, respectively.
Operating Expenses
Research and Development
Our research and development expenses consist of expenses incurred in connection with the development of our product candidates. Research and development expenses include:
•employee-related expenses, which include salaries, benefits and stock-based compensation for our research and development personnel;
•expenses incurred under agreements with third-party contract organizations for pre-clinical studies, clinical trials and consultants that conduct research and development activities on our behalf;
•costs associated with the manufacture of supplies to support research and development, preclinical studies and clinical trials;
•depreciation of laboratory equipment and costs of equipment and supplies;
•costs associated with technology and intellectual property licenses; and
•facilities and other allocated expenses, which include expenses for rent and other facility related costs and other supplies.
General and Administrative
Our general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for our general and administrative personnel, allocated facilities costs, insurance and other expenses for outside professional services, including legal, marketing, investor relations, human resource and accounting services.
Interest and Other Income (Expense), net
Our interest and other income (expense), net consists of interest income earned on cash and cash equivalents, money market funds and short-term investments, realized gains and losses on investments and foreign exchange transactions.
Financial Operations Overview
Comparison of the three months ended March 31, 2021 and 2020 (in thousands)

	Three Months Ended March 31,
	2021	2020	$ Change
Revenue—related party	$2,174	$28,938	$(26,764)
Operating expenses:
Research and development	(18,527)	(13,919)	(4,608)
General and administrative	(6,566)	(4,011)	(2,555)
Total operating expenses	(25,093)	(17,930)	(7,163)
(Loss) income from operations	(22,919)	11,008	(33,927)
Interest and other income, net	63	21	42
Net income (loss)	$(22,856)	$11,029	$(33,885)

Revenue—Related Party
Revenue-related party was $2.2 million for the three months ended March 31, 2021 compared to $28.9 million for the three months ended March 31, 2020. The decrease of $26.8 million is primarily attributable to a $25.0 million milestone achieved in the first quarter of 2020 for first-patient-first-dose in our Phase 1 clinical trial of PLN-1474 in healthy volunteers.
Research and development expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change
Employee-related expenses	$5,504	$3,251	$2,253
Outside and consulting services for preclinical studies and research and development activities by third party contract organizations	2,691	4,995	(2,304)
Clinical trials expenses	7,259	3,515	3,744
Depreciation of lab equipment and costs of equipment and supplies	1,530	1,198	332
Facilities and other allocated expenses	1,543	960	583
Total research and development expenses	$18,527	$13,919	$4,608
Research and development expenses for the three months ended March 31, 2021 was $18.5 million compared to $13.9 million for the three months ended March 31, 2020. The increase of $4.6 million is primarily attributable to employee related expenses, driven by headcount, salaries and stock-based compensation expense, and an increase in clinical trial expenses largely due to underlying clinical conduct associated with our Phase 2 trials for PLN 74809.
We do not allocate our costs by product candidates or by preclinical programs as these are in early stages of clinical trials or development, and our internal expenses are not allocated between product candidates and programs. Although external third-party costs are allocable between product candidates and programs, we do not perform this allocation. We expect our research and development expenses to increase for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates and our preclinical programs and as they advance into later stages of development.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2021 was $6.6 million compared to $4.0 million for the three months ended March 31, 2020. The increase of $2.6 million is primarily attributable to employee related expenses, driven by salaries and stock-based compensation expense, and increased costs associated with our operating as a public company, for example, insurance premiums and accounting and audit expenses.
We expect our general and administrative expenses to increase for the foreseeable future as we continue to build our administrative function to support our growth in operations and to meet the requirements of operating as a public company.

Interest and Other Income (Expense), net
Interest and other income (expense), net for the three months ended March 31, 2021 was $63,000 compared to $21,000 million for the three months ended March 31, 2020. The increase of $42,000 resulted from higher interest income in the current period owing to larger investment balances following the increase in cash, cash equivalents and short-term investments resulting from our IPO.
Liquidity and Capital Resources
Overview
As of March 31, 2021, we had $264.1 million of cash, cash equivalents and short-term investments. Our short-term investments consist of U.S. Treasury securities, U.S. Government agency securities and highly rated, investment-grade corporate debt securities. Based on our current operating plan, we anticipate that the aggregate of our current cash, cash equivalents and short-term investments will be sufficient to fund our planned operations, commitments and contractual obligations for a period of at least one year following the date of this Report and into 2023. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs.
Our operations have been financed primarily through the issuance and sale of convertible preferred stock, our collaboration with Novartis and issuance of common stock via our IPO. We completed our IPO in June 2020 and received $148.3 million, net of underwriting discounts, commissions and offering expenses. Concurrent with the completion of the IPO, we also issued 625,000 shares of our common stock to Novartis for proceeds of $10.0 million.
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
Our future funding requirements will depend on many factors, including the following:
•the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;
•the clinical development plans we establish for these product candidates;
•the timelines of our clinical trials and the overall costs to conduct and complete the clinical trials, which may be impacted by the COVID-19 pandemic;
•the number and characteristics of product candidates that we develop;
•the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration, or FDA, and other comparable foreign regulatory authorities;
•whether we enter into any collaboration agreements and the terms of any such agreements;
•the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
•the effect of competing technological and market developments;
•the cost and timing of completion of commercial-scale outsourced manufacturing activities;
•the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; and
•the cost of operating as a public company.
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
Cash Flows
Comparison of the three months ended March 31, 2021 and 2020
The following summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(13,665)	$(12,766)
Net cash provided by/(used in) investing activities	12,232	(11,373)
Net cash provided by financing activities	1,370	51,700
Net (decrease)/increase in cash and cash equivalents	$(63)	$27,561
Cash Used in Operating Activities
Net cash used in operating activities increased by $0.9 million to $13.7 million for the three months ended March 31, 2021 compared to the same period in 2020. The change over prior year is primarily attributable to higher compensation related costs settled during the quarter, partially offset by the receipt of outstanding receivables from Novartis and other less significant changes in our working assets and liabilities attributable to the timing of settlement.
Cash Provided by/Used in Investing Activities
Net cash provided by investing activities was $12.2 million for the three months ended March 31, 2021 compared to net cash used in investing activities of $11.4 for the same period in 2020. The increase is attributable to the maturity of short-term investments exceeding purchases during the period.
Cash Provided by Financing Activities
Net cash provided by financing activities decreased by $50.3 million to $1.4 million for the three months ended March 31, 2021 compared to the same period in 2020. The decrease is attributable to proceeds from the Series C preferred stock being received in 2020 whereas the only financing activity during 2021 was derived from the exercise of stock options.
Contractual Obligations and Other Commitments
There have been no material changes to our contractual obligations and other commitments as of March 31, 2021, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements or holdings in any variable interest entities.
Critical Accounting Polices and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting policies and estimates from those described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC.
Recent Accounting Pronouncements
See Note 2 to our condensed financial statements appearing elsewhere in this Report for more information.
Emerging Growth Company Status and JOBS Act Accounting Election
We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption and adopt ASU No. 2016-02 (Topic 842), Leases when the standard is effective for private companies which is for fiscal years beginning after December 15, 2021. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an “emerging growth company” we intend to rely on such exemptions, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an emerging growth company. We will remain an emerging growth company until the earliest of (i) December 31, 2025; (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion; (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash, cash equivalents and short-term investments of $264.1 million as of March 31, 2021 which consisted of bank deposits, highly liquid money market funds and short-term investments in U.S. treasury securities, U.S. government agency securities and corporate debt securities. Historical fluctuations in interest rates have not been significant for us. We had no outstanding debt as of March 31, 2021. Due to the short-term maturities of our cash equivalents and short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments. To minimize the risk, we maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are composed of U.S. Treasury and U.S. Treasury-backed repurchase agreements or short-term U.S. Treasury securities, U.S. government agency securities and corporate debt securities. We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2021, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We considered our internal controls over financial reporting in regards to the impact of COVID-19 and concluded that our controls continue to operate in a remote environment without material effect on our internal controls over financial reporting.
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
We have incurred significant net losses since our inception and have financed our operations principally through equity financing and our collaboration with Novartis. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss was $22.9 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $140.7 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be at least several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to further develop and, if approved, market additional potential product candidates.
We expect to continue to incur significant losses for the foreseeable future, and we anticipate that our expenses will increase substantially if, and as, we:
•advance our lead product candidate, PLN-74809 and our other product candidates through clinical development, and, if successful, later-stage clinical trials;
•discover and develop new product candidates;
•advance our preclinical development programs into clinical development;
•further develop manufacturing processes and manufacture our product candidates;

•experience delays or interruptions to preclinical studies, clinical trials, our receipt of services from our third-party service providers on whom we rely, or our supply chain due to the COVID-19 pandemic;
•seek regulatory approvals for any product candidates that successfully complete clinical trials;
•commercialize PLN-74809, our other product candidates and any future product candidates, if approved;
•increase the amount of research and development activities to identify and develop product candidates;
•hire additional clinical development, quality control, scientific and management personnel;
•expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development and manufacturing efforts and our operations as a public company;
•establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with third parties;
•maintain, expand and protect our intellectual property portfolio;
•invest in or in-license other technologies or product candidates; and
•continue to build out our organization to engage in such activities.
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
Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our planned clinical trials of PLN-74809 and any future product candidates that we may develop, seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. We also expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, or eliminate one or more of our research and drug development programs or future commercialization efforts.
As of March 31, 2021, we had approximately $264.1 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that the existing cash, cash equivalents and short-term investments, will be sufficient to fund our operating expenses and capital expenditure requirements into 2023. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;
•the clinical development plans we establish for these product candidates;
•the timelines of our clinical trials and the overall costs to conduct and complete the clinical trials due to the COVID-19 pandemic;
•the cost and capital commitments required for developing manufacturing processes for our product candidates and manufacturing our product candidates at clinical and commercial scales;
•the number and characteristics of product candidates that we develop;
•the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration, or FDA, and other comparable foreign regulatory authorities;
•whether we are able to maintain our existing collaboration with Novartis and enter into additional collaboration agreements and the terms of any such agreements;
•the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
•the effect of competing technological and market developments;
•the cost and timing of completion of commercial-scale outsourced manufacturing activities; and
•the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.
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
Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:
•the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
•our ability to successfully recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts;
•our ability to obtain marketing approval for our product candidates, and the timing and scope of any such approvals we may receive;
•the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;
•the cost of manufacturing our product candidates, which may vary depending on the difficulty of manufacture, quantity of production and the terms of our agreements with manufacturers;
•our ability to attract, hire and retain qualified personnel;
•expenditures that we will or may incur to develop additional product candidates;
•the level of demand for our product candidates should they receive approval, which may vary significantly;
•the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future therapeutics that compete with our product candidates;
•general market conditions or extraordinary external events, such as recessions or the COVID-19 pandemic;
•the changing and volatile U.S. and global economic environments; and
•future accounting pronouncements or changes in our accounting policies.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We were incorporated in 2015, have no products approved for commercial sale and have not generated any revenue. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio, and performing research and development of our product candidates and our technology related to transforming growth factor beta, or TGF-ß, signaling and integrin biology, medicinal chemistry, translational screening technologies, and clinical insights to discover and develop novel therapies for the treatment of fibrosis. Our approach to the discovery and development of product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value. In addition, our lead product candidate, PLN-74809, is in early clinical development for the treatment of IPF and PSC, and our second product candidate, PLN-1474, is in early clinical development. Both programs will require substantial additional development and clinical research time and resources, either from us or our collaborators, before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have not yet demonstrated the ability to progress any product candidate through clinical trials. We are still in preclinical and early clinical development and may be unable to obtain regulatory approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields. Consequently, we have no meaningful history of operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products.
Our business is highly dependent on the success of our lead product candidate, PLN-74809, as well as PLN-1474 and any other product candidates that we advance into the clinic. All of our product candidates will require significant additional preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially.
We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We are very early in our clinical development for both PLN-74809 and PLN-1474. Because PLN-74809 is our lead product candidate, if PLN-74809 encounters safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. We have completed various Phase 1 trials of PLN-74809. We are enrolling two Phase 2a trials in IPF, including a PET imaging trial. We are also conducting a Phase 2a PSC trial which is currently enrolling patients. PLN-74809 is also being evaluated in an ongoing Phase 2a trial to evaluate its potential to address ARDS in patients with at least severe COVID-19. We are also collaborating with Novartis to develop PLN-1474 for liver fibrosis associated with NASH and have completed a Phase 1a SAD/MAD study evaluating PLN-1474 in healthy volunteers. The IND for this candidate was transferred to Novartis in the first quarter of 2021, and Novartis will be responsible for all future PLN-1474 development, manufacturing, and commercialization activities. All of the risks and uncertainties that apply to PLN-74809 or any candidates that we develop independently apply equally to our collaborator with respect to advancement of PLN-1474. In addition, we also face risks resulting from our reliance on Novartis for all future development of this candidate. See “—Risks Related to Our Reliance on Third Parties.”
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
We may experience setbacks that could delay or prevent regulatory approval of, or our ability to commercialize, our product candidates, including:
•negative or inconclusive results from our preclinical studies or clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;
•product-related side effects experienced by subjects in our clinical trials or by individuals using drugs or therapeutics similar to our product candidates;
•delays in submitting INDs or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
•conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;
•delays in enrolling subjects in clinical trials, including due to the COVID-19 pandemic;
•high drop-out rates of subjects from clinical trials; inadequate supply or quality of product candidates or other materials necessary for the conduct of our clinical trials;
•challenges manufacturing our product candidates to regulatory requirements in a cost effective manner;

•greater than anticipated clinical trial costs;
•inability to compete with other therapies;
•poor efficacy of our product candidates during clinical trials;
•unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
•failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•delays related to the impact of the spread of the COVID-19 pandemic, including the impact of COVID-19 on the FDA’s ability to continue its normal operations;
•delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or
•varying interpretations of data by the FDA and similar foreign regulatory agencies.
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
To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, the general approach for FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. A product candidate can fail at any stage of testing, even after observing promising signals of activity in earlier preclinical studies or clinical trials. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support further clinical development of PLN-74809 or any of our other product candidates. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:
•preclinical studies or clinical trials may show the product candidates to be less effective than expected (e.g., a clinical trial could fail to meet its primary endpoint(s)) or to have unacceptable side effects or toxicities;
•failure to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful;
•failure to receive the necessary regulatory approvals;
•development of competing products in the same disease state;
•manufacturing costs, formulation issues, pricing or reimbursement issues, or other factors that make a product candidate uneconomical; and
•the proprietary rights of others and their competing products and technologies that may prevent one of our product candidates from being commercialized.
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
We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that could delay or prevent our ability to receive marketing approval or commercialize PLN-74809 or any other product candidates, including:
•regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•the FDA or other comparable regulatory authorities may disagree with our clinical trial design, including with respect to dosing levels administered in our planned clinical trials, which may delay or prevent us from initiating our clinical trials with our originally intended trial design;
•we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•the number of subjects required for clinical trials of any product candidates may be larger than we anticipate or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
•due to the impact of the COVID-19 pandemic, we have experienced, and may continue to experience, delays and interruptions to our preclinical studies and clinical trials, we may experience delays or interruptions to our manufacturing supply chain, or we could suffer delays in reaching, or we may fail to reach, agreement on acceptable terms with third-party service providers on whom we rely;
•additional delays and interruptions to our clinical trials could extend the duration of the trials and increase the overall costs to finish the trials as our fixed costs are not substantially reduced during delays;
•we may elect to, or regulators, IRBs, Data Safety Monitoring Boards, or DSMBs, or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
•we may not have the financial resources available to begin and complete the planned trials, or the cost of clinical trials of any product candidates may be greater than we anticipate;
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate to initiate or complete a given clinical trial; and
•the FDA or other comparable foreign regulatory authorities may require us to submit additional data such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial.

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
We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:
•the patient eligibility and exclusion criteria defined in the protocol;
•the size of the patient population required for analysis of the trial’s primary endpoints and the process for identifying patients;
•the willingness or availability (including legality under applicable COVID-19 shelter-in-place regulations) of patients to participate in our trials (including due to fears of contracting COVID-19);
•the proximity of patients to trial sites;
•the design of the trial;
•our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;

•the availability of competing commercially available therapies and other competing product candidates’ clinical trials;
•our ability to obtain and maintain patient informed consents; and
•the risk that patients enrolled in clinical trials will drop out of the trials before completion.
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
Some factors from the COVID-19 pandemic that we believe may adversely affect enrollment in our trials include:
•the diversion of healthcare resources away from the conduct of clinical trial matters to focus on pandemic concerns, including the attention of infectious disease physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•given that our clinical trials target respiratory indications, patients who would otherwise be candidates for enrollment in our clinical trials, may become infected with coronavirus, which may kill some patients and render others too ill to participate, limiting the available pool of participants for our trials;
•the inability of patients to come to hospitals and universities to participate in our trial, which may force us to conduct our trials in patients’ homes, rendering the trials more difficult and costly to conduct;
•limitations on travel that interrupt key trial activities, such as clinical trial site initiations and monitoring;
•interruption in global shipping affecting the transport of clinical trial materials, such as investigational drug product and comparator drugs used in our trials; and
•employee furlough days that delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.
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
Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:
•our inability to design such product candidates with the pharmacological properties that we desire or attractive pharmacokinetics; or
•potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be medicines that will receive marketing approval and achieve market acceptance.
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
We face an inherent risk of product liability as a result of testing PLN-74809 and any of our other product candidates in clinical trials and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•inability to bring a product candidate to the market;
•decreased demand for our products;
•injury to our reputation;
•withdrawal of clinical trial participants and inability to continue clinical trials;
•initiation of investigations by regulators;
•fines, injunctions or criminal penalties;
•costs to defend the related litigation;
•diversion of management’s time and our resources;
•substantial monetary awards to trial participants;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•loss of revenue;
•exhaustion of any available insurance and our capital resources;
•the inability to commercialize any product candidate, if approved; and
•decline in our share price.
Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We will need to obtain additional insurance for clinical trials as PLN-74809 continue clinical development and as additional product candidates enter the clinic. However, we may be unable to obtain, or may obtain on unfavorable terms, clinical trial insurance in amounts adequate to cover any liabilities from any of our clinical trials. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.
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
The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:
•efficacy and potential advantages compared to alternative treatments;
•the ability to offer our products, if approved, for sale at competitive prices;
•convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the recommendations with respect to our product candidates in guidelines published by various scientific organizations applicable to us and our product candidates;

•the strength of marketing and distribution support;
•the ability to obtain sufficient third-party coverage and adequate reimbursement; and
•the prevalence and severity of any side effects.
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
Government authorities and other third-party payors decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
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
Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of biopharmaceutical products. Arrangements with third-party payors and customers can expose biopharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute biopharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing, and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal, state, and foreign healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

•the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim submitted for payment to any federal health care program that includes items or services that were made as a result of a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between biopharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers, among others, on the other. On November 20, 2020, OIG finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. These rules (with exceptions) became effective January 19, 2021. We continue to evaluate what effect, if any, these rules will have on our business.
•the federal civil and criminal false claims laws, including the FCA, and civil monetary penalty laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs; knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. A claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring qui tam actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;
•the anti-inducement law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, requirements relating to the privacy, security and transmission of individually identifiable health information on certain covered healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their respective “business associates,” those independent contractors or agents of covered entities that perform services for covered entities that involve the creation, use, receipt, maintenance or disclosure of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require some manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made in the previous year to certain non-physician providers such as physician assistants and nurse practitioners;
•federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities that potentially harm consumers; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state and local laws that require the registration of biopharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
The FDA may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•fines, warning letters or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•product seizure or detention or refusal to permit the import or export of our product candidates; and
•injunctions or the imposition of civil or criminal penalties.
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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic.

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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, since March 2020 when foreign and domestic inspections were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and resumed inspections in China and India in early 2021. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, the agency has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Additionally, as of March 18, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications.
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
The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:
•others may be able to make or use compounds that are similar to the compositions of our product candidates but that are not covered by the claims of our patents or those of our licensors;
•we or our licensors, as the case may be, may fail to meet our obligations to the U.S. government in regards to any in-licensed patents and patent applications funded by U.S. government grants, leading to the loss of patent rights;
•we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies;
•it is possible that our pending patent applications will not result in issued patents;
•it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;
•it is possible that others may circumvent our owned or in-licensed patents;
•it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;
•the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;
•the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates;

•our owned or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;
•the inventors of our owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;
•it is possible that our owned or in-licensed patents or patent applications omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable;
•we have engaged in scientific collaborations in the past and will continue to do so in the future. Such collaborators may develop adjacent or competing products to ours that are outside the scope of our patents;
•we may not develop additional proprietary technologies for which we can obtain patent protection;
•it is possible that product candidates or diagnostic tests we develop may be covered by third parties’ patents or other exclusive rights; or
•the patents of others may have an adverse effect on our business.
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
Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•the sublicensing of patent and other rights under our collaborative development relationships;
•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•the priority of invention of patented technology.
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

If a third-party claim that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:
•infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
•substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third-party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
•a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third-party licenses its product rights to us, which it is not required to do;
•if a license is available from a third-party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products and any license that is available may be non-exclusive, which could result in our competitors gaining access to the same intellectual property; and
•redesigning our product candidates or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.
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
In October 2019, we entered into a license and collaboration agreement with Novartis for the development and commercialization of our then preclinical product candidate, PLN-1474 and up to three integrin research targets. In December 2019, we received an upfront license payment of $50.0 million for the worldwide exclusive license to PLN-1474 and, upon achievement of the first patient dosing milestone, received a payment of $25.0 million in the second quarter of 2020. Pursuant to the Novartis Agreement, we expect to receive research and development funding totaling $19.6 million for PLN-1474 development services and funding of up to $13.4 million for option research and development services on the integrin research targets. Additionally, we are eligible to receive additional developmental, regulatory and commercial milestone payments of up to $391.0 million if defined development, regulatory and commercialization milestones are achieved and tiered royalties, on a product-by-product basis based on annual nets sales of products, at percentages ranging from high-single digits to low teens of the applicable licensed products and mid-single digits to high-single digits for any products resulting from the research programs. The IND for this candidate was transferred to Novartis in the first quarter of 2021, and Novartis will be responsible for all future PLN-1474 development, manufacturing, and commercialization activities. As a result, we are reliant on Novartis and its efforts and capabilities with respect to the advancement of this candidate. If we or our collaborators are unable to successfully advance the development of our product candidates, including PLN-1474, or achieve milestones, revenue and cash resources from milestone payments under our collaboration agreements will be substantially less than expected.
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
We rely on third-party contract manufacturers to manufacture our product candidates for preclinical studies and clinical trials. We do not own manufacturing facilities for producing any clinical trial product supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. For example, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our product candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain COVID-19 or treat its effects. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, equivalent foreign legislation or heightened demand on manufacturers may make it more difficult to obtain materials or manufacturing slots for the products needed for our development efforts, which could lead to delays in our clinical trials and scientific development efforts.
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
We expect to continue to rely on third-party manufacturers if we receive regulatory approval for PLN-74809 or any other product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third-party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:
•an inability to initiate or continue clinical trials of product candidates under development;
•delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;
•loss of the cooperation of an existing or future collaborator;
•subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•requirements to cease distribution or to recall batches of our product candidates; and
•in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.
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
Our existing collaborations and any future collaborations we enter into may pose a number of risks, including the following:
•collaborators have significant discretion in determining the efforts and resources that they will apply;
•collaborators may not perform their obligations as expected;
•collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs or license arrangements based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as a strategic transaction that may divert resources or create competing priorities;

•collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products and product candidates if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
•collaborators may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;
•collaborators with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
•collaborators may not provide us with timely and accurate information regarding development progress and activity under any future license agreement, which could adversely impact our ability to report progress to our investors and otherwise plan development of our product candidates;
•disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
•collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•if a collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us; and
•collaborations may be terminated by the collaborator, and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.
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
In December 2019, a novel strain of the coronavirus disease, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and has spread to a number of countries globally, including the United States. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we significantly limited access to our executive offices with the majority of our administrative employees continuing their work outside of our offices and limited the presence of our staff in the laboratory and in the administrative spaces to levels that adhere to social distancing protocols. As a result of the COVID-19 pandemic, we have experienced disruptions and may continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
•delays or difficulties in commencing enrollment of patients in our clinical trials, including our Phase 2a clinical trials of PLN-74809 in IPF and PSC and our Phase 1 clinical trial of PLN-1474. With respect to the ongoing Phase 2a trials of PLN-74809 in IPF and PSC, following delays in site initiation due to the impacts of COVID-19, both trials have resumed active enrollment of patients. With respect to the Phase 1 trial of PLN-1474, the Phase 1 trial site experienced delays due to its location in an area heavily impacted by COVID-19; however, the trial site reopened and completed dosing the remaining cohorts, and the trial was subsequently completed;
•the impact from potential delays, including potential difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures that are deemed non-essential, which may impact the integrity of subject data and clinical study endpoints;
•interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
•interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
•interruptions in preclinical studies due to restricted or limited operations at our laboratory facility;
•limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and
•interruption or delays to our sourced discovery and clinical activities.

The COVID-19 pandemic continues to rapidly evolve, and new variants of the virus continue to emerge. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
We may encounter difficulties in managing our growth, which could adversely affect our operations.
As of March 31, 2021, we had 90 full-time employees. As our clinical development and commercialization plans and strategies develop, and as we transition into operating as a public company, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, maintaining and motivating additional employees;
•managing our development and commercialization efforts effectively, including the clinical and FDA review process for PLN-74809 and any other product candidates, while complying with our contractual obligations to contractors and other third parties; and
•improving our operational, financial and management controls, reporting systems and procedures.
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Report, these factors include:
•the commencement, enrollment or results of our current Phase 2a clinical trials of PLN-74809 and any other clinical trials for our product candidates conducted by us or our collaborators;
•any delay in identifying and advancing a clinical candidate for our other development programs;
•any delay in our regulatory filings for PLN-74809 or our other product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•adverse results or delays in future clinical trials;
•our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•adverse regulatory decisions, including failure to receive regulatory approval of PLN-74809 or any other product candidate;
•changes in laws or regulations applicable to PLN-74809 or any other product candidate, including but not limited to clinical trial requirements for approvals;
•adverse developments concerning our manufacturers;
•our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•our inability to establish collaborations, if needed;
•our failure to commercialize our product candidates, if approved;
•additions or departures of key scientific or management personnel;
•unanticipated serious safety concerns related to the use of PLN-74809 or any other product candidate;
•introduction of new products or services offered by us or our competitors;
•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•our ability to effectively manage our growth;
•actual or anticipated variations in quarterly operating results;
•our cash position;
•our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•publication of research reports about us or our industry, or product candidates in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•changes in the market valuations of similar companies;
•changes in the structure of the healthcare payment systems;
•overall performance of the equity markets;
•sales of our common stock by us or our stockholders in the future;
•trading volume of our common stock;

•changes in accounting practices;
•ineffectiveness of our internal controls;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•significant lawsuits, including patent or stockholder litigation;
•general political and economic conditions; and
•other events or factors, many of which are beyond our control.
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
Based on shares outstanding as of March 31, 2021, our executive officers, directors and their affiliates and our principal stockholders beneficially held, in the aggregate, approximately a quarter of our outstanding voting stock. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
As a public company, we incur significant legal, accounting, and other expenses. We are subject to the reporting requirements of the Exchange Act which requires, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial reporting controls and changes in corporate governance practices. Further, there are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits EGCs to implement many of these requirements over a longer period and up to five years from the pricing of an IPO. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
Our amended and restated certificate of incorporation and amended and restated bylaws, which became effective upon the completion of our IPO, contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
•a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•a requirement that special meetings of stockholders be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;
•advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;
•a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

•the authority of the board of directors to issue convertible preferred stock on terms determined by the board of directors without stockholder approval and which convertible preferred stock may include rights superior to the rights of the holders of common stock.
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
Our amended and restated bylaws designate certain courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to litigate disputes with us in a different judicial forum.
Pursuant to our amended and restated bylaws, that became effective upon the completion of our IPO, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware, our amended and restated certificate of incorporation or our amended and restated bylaws; (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or (v) any action asserting a claim governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein, or the Delaware forum provision. This exclusive forum provision will not apply to any causes of action arising under the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Unless we consent in writing to the selection of an alternate forum, the federal district courts shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the federal forum provision. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware forum provision and the Federal forum provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Use of Proceeds from our Initial Public Offering of Common Stock
On June 2, 2020, our Registration Statement on Form S-1 (No. 333-238146) was declared effective by the SEC pursuant to which we issued and sold an aggregate of 10,350,000 shares of common stock (inclusive of 9,000,000 shares of common stock and 1,350,000 shares of common stock pursuant to the underwriters’ exercise of their over-allotment option) at a public offering price of $16.00 per share for aggregate net cash proceeds of $148.3 million, after deducting underwriting discounts, commissions and offering costs. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
The sale and issuance of 10,350,000 shares closed on June 5, 2020.
There has been no material change in the planned use of proceeds from our initial public offering from that described in our prospectus dated June 2, 2020 filed with the SEC on June 3, 2020 in connection with our IPO.

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
______________________________
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
Date: May 10, 2021

PLIANT THERAPEUTICS, INC.

By:	/s/ Bernard Coulie
Bernard Coulie, M.D., Ph.D.
President and Chief Executive Officer

By:	/s/ Keith Cummings
Keith Cummings, M.D., M.B.A.
Chief Financial Officer (Principal Financial Officer)