Form 10-Q
period 2021-06-30
PLIANT THERAPEUTICS, INC.
filed 2021-08-09
CIK 1746473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2021, the registrant had 35,937,937 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Report, contains forward-looking statements that involve risks, uncertainties, and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Report include, but are not limited to, statements about:
•    Our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•    The success, cost and timing of our product development activities and clinical trials of our lead product candidate, PLN-74809, as well as PLN-1474 and our other product candidates;
•    Our estimates regarding the impact of the COVID-19 pandemic on our business and operations, and our ability to manage such impacts;
•    Our or our current or future collaborators plans to initiate, recruit and enroll patients in, and conduct our clinical trials at the pace that we project;
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
These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results and timing expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A in this Report. Furthermore, such forward-looking statements speak only as of the date of this Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS
Our business involves significant risks, some of which are summarized below. The summary risk factors listed below should be read together with the text of the full risk factors discussed in "Part II, Item 1A. Risk Factors" in this Report. You should carefully consider the risks described below, as well as the other information in this Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in other documents that we file with the Securities and Exchange Commission, or the SEC. The occurrence of any of the events or developments described in this Report could have a material adverse effect on our business, financial condition, results of operations, growth prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.

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
•Our approach to drug discovery and development in the area of fibrotic diseases is unproven and may not result in marketable products.
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

Risks Related to Our Reliance on Third Parties

•    We have entered into a collaboration agreement with Novartis Institutes for Biomedical Research, Inc., or Novartis, for the development of PLN-1474 and may in the future seek to enter into collaborations with third parties for the development and commercialization of other product candidates. If we fail to enter into such collaborations, or if our collaborations are not successful, we may be unable to continue development of such product candidates, we would not receive any contemplated milestone payments or royalties, and we could fail to capitalize on the market potential of such product candidates
•    We rely on third parties to conduct certain aspects of our preclinical studies and clinical trials and for tissue samples and other materials required for our research and development activities.

Risks Related to Managing Our Business and Operations
•    The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.
•    Our loss of key management personnel, or our failure to recruit additional highly skilled personnel, will impair our ability to develop current product candidates or identify and develop new product candidates, could result in loss of markets or market share and could make us less competitive.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Pliant Therapeutics, Inc.
Condensed Balance Sheets
(Unaudited)
(In thousands, except number of shares and per share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$35,193	$50,882
Short-term investments	208,788	226,012
Accounts receivable	1,830	9,279
Tax credit receivable	83	83
Prepaid expenses and other current assets	4,825	4,498
Total current assets	250,719	290,754
Property and equipment, net	4,367	4,321
Other non-current assets	630	451
Total assets	$255,716	$295,526
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,764	$2,023
Accrued liabilities (Note 5)	8,168	9,576
Total current liabilities	10,932	11,599
Other long-term liabilities (Note 5)	804	866
Total liabilities	11,736	12,465
Stockholders’ equity
Common stock, $0.0001 par value; 300,000,000 shares authorized at June 30, 2021 and December 31, 2020; and 35,853,916 and 35,552,795 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively;	3	3
Additional paid-in capital	407,522	400,918
Accumulated deficit	(163,515)	(117,828)
Accumulated other comprehensive loss	(30)	(32)
Total stockholders’ equity	243,980	283,061
Total liabilities and stockholders’ equity	$255,716	$295,526
*The condensed balance sheet as of December 31, 2020 has been derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these condensed financial statements

Pliant Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue — related party	$1,789	$3,600	$3,963	$32,538
Operating expenses:
Research and development	(19,218)	(17,536)	(37,745)	(31,455)
General and administrative	(5,475)	(3,040)	(12,041)	(7,051)
Total operating expenses	(24,693)	(20,576)	(49,786)	(38,506)
Loss from operations	(22,904)	(16,976)	(45,823)	(5,968)
Interest and other income (expense), net	73	(25)	136	(4)
Net loss	$(22,831)	$(17,001)	$(45,687)	$(5,972)
Net loss attributable to common stockholders	$(22,831)	$(17,001)	$(45,687)	$(5,972)
Net loss per share, attributable to common stockholders:
Basic	$(0.64)	$(1.39)	$(1.28)	$(0.85)
Diluted	$(0.64)	$(1.39)	$(1.28)	$(0.85)
Shares used in computing net loss per share attributable to common stockholders:
Basic	35,746,922	12,253,943	35,726,393	7,062,780
Diluted	35,746,922	12,253,943	35,726,393	7,062,780
Comprehensive loss:
Net loss	$(22,831)	$(17,001)	$(45,687)	$(5,972)
Net unrealized gain (loss) on short-term investments	$(12)	$(89)	$2	$(29)
Total other comprehensive income (loss)	(12)	(89)	2	(29)
Comprehensive loss	$(22,843)	$(17,090)	$(45,685)	$(6,001)
The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands, except number of shares and per share amounts)

	Redeemable Convertible Preferred Stock								Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	—	$—	—	$—	35,552,795	$3	$400,918	$(32)	$(117,828)	$283,061
Vesting of restricted stock awards	—	—	—	—	—	—	30,277	—	2	—	—	2
Option exercises	—	—	—	—	—	—	165,264	—	1,370	—	—	1,370
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,578	—	—	2,578
Net unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	—	—	—	—	(22,856)	(22,856)
Balance at March 31, 2021	—	$—	—	$—	—	$—	35,748,336	$3	$404,868	$(18)	$(140,684)	$264,169
Vesting of restricted stock awards	—	—	—	—	—	—	30,136	—	2	—	—	2
Option exercises	—	—	—	—	—	—	75,444	—	372	—	—	372
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,280	—	—	2,280
Net unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	—	—	—	—	(22,831)	(22,831)
Balance at June 30, 2021	—	$—	—	$—	—	$—	35,853,916	$3	$407,522	$(30)	$(163,515)	$243,980

The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands, except number of shares and per share amounts)

	Redeemable Convertible Preferred Stock								Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Series A		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	56,000,000	$62,468	49,501,221	$75,860	26,360,745	$47,947	1,846,024	$1	$—	$(1)	$(76,295)	$(76,295)
Issuance of Series C redeemable preferred stock, net of issuance costs	—	—	—	—	28,527,313	52,038	—	—	—	—	—	—
Vesting of restricted stock awards	—	—	—	—	—	—	52,093	—	4	—	—	4
Option exercises	—	—	—	—	—	—	8,232	—	26	—	—	26
Stock-based compensation expense	—	—	—	—	—	—	—	—	425	—	—	425
Net unrealized gain on short- term investments	—	—	—	—	—	—	—	—	—	60	—	60
Net income	—	—	—	—	—	—	—	—	—	—	11,029	11,029
Balance at March 31, 2020	56,000,000	$62,468	49,501,221	$75,860	54,888,058	$99,985	1,906,349	$1	$455	$59	$(65,266)	$(64,751)
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	—	—	10,350,000	$1	$148,399	$—	$—	$148,400
Issuance of common stock upon private placement	—	—	—	—	—	—	625,000	—	10,000	—	—	10,000
Vesting of founders' common stock and restricted stock awards	—	—	—	—	—	—	40,102	—	1	—	—	$1
Option exercises	—	—	—	—	—	—	73,719	—	177	—	—	177
Conversion of Series A, B, C convertible preferred stock to common stock	(56,000,000)	$(62,468)	(49,501,221)	$(75,860)	(54,888,058)	$(99,985)	22,432,029	1	238,292	—	—	$238,293
Stock-based compensation expense	—	—	—	—	—	—	—	—	786	—	—	786
Net unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	(89)	—	$(89)
Net loss	—	—	—	—	—	—	—	—	—	—	(17,001)	(17,001)
Balance at June 30, 2020	—	$—	—	$—	—	$—	35,427,199	$3	$398,110	$(30)	$(82,267)	$315,816
The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2021	2020
Cash flows from operating activities
Net loss	$(45,687)	$(5,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	729	633
Stock-based compensation expense	4,858	1,211
Other	529	—
Changes in operating assets and liabilities:
Tax credit receivable	—	250
Accounts receivable	7,449	3,453
Prepaid expenses and other current assets	(328)	(6,431)
Other non-current assets	—	(70)
Accounts payable	741	675
Accrued liabilities	(1,316)	1,249
Other long-term liabilities	(43)	8
Net cash used in operating activities	(33,068)	(4,994)
Cash flows from investing activities
Purchase of short-term investments	(138,832)	(141,035)
Maturity of short-term investments	155,529	23,997
Accretion of short-term investments	—	(32)
Purchase of property and equipment	(881)	(622)
Net cash provided by/(used in) investing activities	15,816	(117,692)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	153,119
Proceeds from issuance of common stock upon completion of private placement	—	10,000
Proceeds from issuance of Series C preferred stock, net of issuance costs	—	52,019
Proceeds from exercise of stock options	1,741	202
Payment of deferred offering costs	(179)	—
Net cash provided by financing activities	1,562	215,340
Net (decrease)/increase in cash and cash equivalents	(15,690)	92,654
Cash and cash equivalents at beginning of period	50,882	85,807
Cash and cash equivalents at end of period	$35,192	$178,461
Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued liabilities	$82	$121
Reclassification of restricted stock award liabilities to common stock upon vesting	$5	$5
Deferred offering costs in accounts payable and accrued liabilities	$—	$2,245
Net unrealized gain/(loss) on short-term investments	$2	$(29)
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
The accompanying condensed balance sheet as of June 30, 2021, condensed statements of operations and comprehensive loss, condensed statements of cash flows, and the condensed statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020, are unaudited. The balance sheet as of December 31, 2020 was derived from audited financial statements as of and for the year ended December 31, 2020. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2021, and the results of its operations and its cash flows for the three and six months ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2021 and 2020, are also unaudited.

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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the six months ended June 30, 2021, as compared to the significant accounting policies described in Note 2 of the "Notes to the Financial Statements" in the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Recently Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-2, Leases (“Topic 842”), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. For public entities, ASU No. 2016-2 is effective for fiscal years beginning after December 15, 2018. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. As a result of the Company's ceasing to be an emerging growth company on December 31, 2021, Topic 842 will be effective for the Company for its Annual Report on Form 10-K for the year ending December 31, 2021 and interim periods thereafter. The Company is currently in the process of evaluating the impact of the adoption of ASU No. 2016-2 on the Company’s financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): The Measurement of Credit Losses on Financial Instruments. The new standard amends guidance on measuring and reporting credit losses for financial assets held at amortized cost basis, including accounts receivable and investments classified as available for sale, such as our debt securities. This ASU requires a new forward-looking model based on expected credit losses rather than the current one based on incurred losses. As a result of the Company's ceasing to be an emerging growth company on December 31, 2021, this standard will be effective for the Company for its Annual Report on Form 10-K for the year ending December 31, 2021 and interim periods thereafter as a result of the Company's expectation that it will cease being an emerging growth company on December 31, 2021. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-13 on the Company’s financial statements.
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
There were no Level 3 assets or liabilities as of June 30, 2021 and as of December 31, 2020.
The following tables show the Company’s cash and cash equivalents, Money Market Funds and short-term investments by significant investment category as of June 30, 2021 and December 31, 2020 (in thousands):

	As of June 30, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Level 1:
Money Market Funds	$23,568	$—	$—	$23,568
Level 2:
U.S. Treasury securities included in short-term investments	7,532	1	—	7,533
U.S. government agency securities included in cash and cash equivalents and short-term investments	19,028	5	—	19,033
Corporate debt securities included in cash and cash equivalents and short-term investments	183,684	11	(47)	183,648
Total financial assets	$233,812	$17	$(47)	$233,782

	As of December 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Level 1:
Money Market Funds	$27,686	$—	$—	$27,686
Level 2:
U.S. Treasury securities included in short-term investments	63,101	4	(1)	63,104
U.S. government agency securities included in cash and cash equivalents and short-term investments	54,183	10	—	54,193
Corporate debt securities included in cash and cash equivalents and short-term investments	118,759	1	(46)	118,714
Total financial assets	$263,729	$15	$(47)	$263,697
The Company may sell certain of its short-term securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.
There were no liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020. There have been no transfers between fair value measurement levels during the six months ended months ended June 30, 2021 and 2020. In addition, there were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2021 and December 31, 2020.
As of June 30, 2021, the Company had not recorded any impairment related to other-than-temporary declines in the fair value of short-term investments. Short-term investments are considered impaired when a decline in fair value is judged to be other-than-temporary. The Company consults with its investment managers and considers available quantitative and qualitative evidence in evaluating potential impairment of its short-term investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost and its intent and ability to hold the investment.
The Company records interest income and accretion income earned on Money Market Funds and U.S. Treasury, U.S. government agency and corporate debt securities to interest and other income (expense), net in its condensed statement of operations and comprehensive income (loss).

4. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Computer equipment and software	$22	$22
Laboratory equipment	7,318	6,540
Leasehold improvements	947	947
Construction-in-progress	298	300
Total property and equipment	8,585	7,809
Less: Accumulated depreciation	(4,218)	(3,488)
Total property and equipment, net	$4,367	$4,321
Depreciation expense for the three months ended June 30, 2021 and 2020 was $0.4 million and $0.3 million, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $0.7 million and $0.6 million, respectively.
5. Accrued Liabilities and Other Long-Term Liabilities
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Accrued compensation and benefits	$3,069	$4,542
Accrued research and development expenses	4,028	3,274
Other accrued liabilities	951	1,675
Deferred rent	120	85
Total accrued liabilities	$8,168	$9,576
Accrued compensation and benefits consist primarily of accrued bonuses and accrued vacation.
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Deferred rent	$561	$581
Leasehold incentive obligation	243	283
Other liabilities — deposits	—	2
Total other long-term liabilities	$804	$866

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

To date, we have received $25.0 million in contingent payments and $391.0 million remain eligible for achievement. No contingent payments were recognized during the three and six months ended June 30, 2021 and one contingent payment of $25.0 million was recognized in the first quarter of 2020. Revenues for research and development services for the three and six months ended June 30, 2021 and 2020 were $1.8 million and $4.0 million, and $3.6 million and $32.5 million, respectively.

7. Regents of the University of California License Agreement (the "UC Agreement")
In 2015, we entered into the UC Agreement to obtain an exclusive, worldwide license relating to the use of certain patents and technology relating to αvß1 compound in fibrosis indications. Pursuant to the UC Agreement, we made a $2.4 million milestone payment upon the close of our IPO in June 2020. Subsequently, we determined the licensed technology was no longer relevant to the development of our product candidates and, therefore, we exercised our right to terminate the UC Agreement which became effective in the first quarter of 2021. No further obligations or financial commitments survive the termination.

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
As of June 30, 2021, we have not exercised our option to further develop any antibody proteins. During the three and six months ended June 30, 2021, we recognized research and development expenses under the Adimab Agreement of $28,000 related to full-time employee costs. The Company recognized costs of $37,000 during the three and six months ended June 30, 2020.

9. Redeemable Convertible Preferred Stock
Under the Company’s Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”), the Company is authorized to issue two classes of shares: preferred and common stock. The preferred stock may be issued in series, and the Company’s board of directors is authorized to determine the rights, preferences, and terms of each series. These rights preferences and terms could include dividend rights, conversion rights, voting rights, terms of redemptions, liquidation preferences and sinking fund terms. As a result of the IPO in June 2020, in which all then outstanding convertible preferred stock was converted into shares of common stock of the Company, there are no outstanding shares of preferred stock as of June 30, 2021.
10. Common Stock
As of June 30, 2021 and December 31, 2020, the Company was authorized to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. The common stock has the following rights and privileges:
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
Shares reserved for future issuance

	As of June 30, 2021	As of December 31, 2020
Exercises of outstanding stock option awards	3,842,588	2,993,855
Shares of common stock available for future grants under the 2020 Equity Incentive Plan	4,265,311	3,644,459
Shares of common stock available for future issuance under the 2020 ESPP	640,234	700,000
Total shares reserved for future issuance	8,748,133	7,338,314
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
The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options or other awards including stock appreciation rights, restricted stock awards and restricted stock units to the Company’s employees, officers, directors, advisors, and consultants for the purchase of up to 4.2 million shares of the Company’s common stock. In addition, to the extent that awards outstanding under the 2020 Plan or the 2015 Plan are cancelled, forfeited or held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) subsequent to May 2020, the shares of common stock reserved for issuance pursuant to such awards will become available for issuance as shares of common stock under the 2020 Plan. The 2020 Plan provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2020 Plan on January 1 of each year beginning January 1, 2021. The number of shares added each January 1 will be equal to the lesser of: (i) 5% of the outstanding shares on the immediately preceding December 31 or (ii) such amount as determined by the administrator of the 2020 Plan, which is the compensation committee of the board of directors of the Company. As of June 30, 2021, 4.3 million shares remained available for issuance under the 2020 Plan.
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
The Company accounted for restricted stock awards as early exercised options and recognized a liability in other liabilities when cash was received for the purchase of shares of restricted stock. As shares of restricted stock vested, the Company reclassified the liability to common stock and additional paid in capital. As of June 30, 2021 and December 31, 2020, the Company recorded a liability included in accrued expenses and other liabilities of $6,000 and $10,000, respectively.
There were no grants of restricted stock awards for the six months ended months ended June 30, 2021 and 2020.
The following table summarizes restricted stock activity during the six months ended months ended June 30, 2021:

	Number of Shares	Weighted- Average Grant Date fair value
Outstanding and unvested, as of December 31, 2020	126,522	$1.85
Issued	—	$—
Vested	(60,413)	$1.69
Repurchases	(63)	$2.15
Outstanding and unvested, as of June 30, 2021	66,046	$1.99
Restricted stock awards of 4,195 shares with a weighted-average grant date fair value of $0.08 per share, were not purchased by the award holders as of June 30, 2021. As these shares of the restricted common stock awards were not issued, they are not included in the table above.
The aggregate fair value of restricted stock awards vested during the six months ended months ended June 30, 2021 was $102,000. Total intrinsic value of outstanding unvested restricted stock awards as of June 30, 2021 was $1.9 million.
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
The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for stock option awards with the following assumptions:

	Six Months Ended June 30,
	2021	2020
Expected volatility	74.95% - 76.31%	72.10% - 77.50%
Risk-free interest rate	0.61% - 1.07%	0.52% - 0.82%
Expected dividend	—	—
Expected term (in years)	5.44 - 6.08	5.38 - 6.75
Underlying common stock fair value	26.13 - 38.23	6.22
The Company granted 201,688 stock options under the 2020 Plan during the three months ended June 30, 2021.
A summary of option activity under the 2015 Plan and the 2020 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	2,993,855	$8.18	8.84	$43,890
Granted	1,283,741	$27.46
Exercised	(181,173)	$5.13
Forfeited / expired	(253,835)	$14.59
Outstanding as of June 30, 2021	3,842,588	$14.34	8.78	$57,309
Exercisable as of June 30, 2021	1,000,620	$6.64	8.14	$22,496
Vested and expected to vest as of June 30, 2021	3,842,588	$14.34	8.78	$57,309

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of June 30, 2021. The weighted-average grant date fair value of options granted during the six months ended months ended June 30, 2021 was $17.84 per share.
Stock-Based Compensation Expense
The following table presents the components and classification of stock-based compensation expense for the Company’s stock-based awards for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted stock awards	$51	$51	$102	$109
Stock options and ESPP	2,229	735	4,756	1,102
Total stock-based compensation expense	$2,280	$786	$4,858	$1,211
Research and development expenses	$868	$287	$2,038	$451
General and administrative expenses	$1,412	$499	$2,820	$760
As of June 30, 2021, there was $0.1 million of unrecognized compensation costs that is expected to be recognized over the weighted-average periods of 0.79 years related to restricted stock awards. As of June 30, 2021, there was $30.4 million of unrecognized compensation costs that is expected to be recognized over the weighted-average periods of 2.74 years related to stock options.
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
Under the 2020 ESPP, eligible employees may purchase shares of our common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The 2020 ESPP provides for a six-month offering period. At the end of the purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of the fair market value at the beginning of the offering period or 85% of the fair market value at the end of the purchase period, subject to tax limitations on the total value of the purchase. The 2020 ESPP is considered a compensatory plan, and the Company recorded $0.1 million and $0.4 million in stock-based compensation expense for the three and six months ended June 30, 2021, respectively. There was no stock-based compensation expense attributed to the 2020 ESPP for the three and six months ended June 30, 2020 as the 2020 ESPP was adopted in August 2020. As of June 30, 2021, 59,766 shares of common stock were issued under the 2020 ESPP. The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for the 2020 ESPP with the following assumptions:

Six Months Ended June 30,
2021
Risk-free interest rate	0.07%
Expected term of options (in years)	0.5
Expected stock price volatility	89.51%
Expected dividends	—
12. Income Taxes
For the three and six months ended June 30, 2021 and 2020, the Company did not record an income tax provision. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax assets will not be realized. As a result, the Company’s effective tax rate will remain at 0% because there are no estimated or discrete items which would impact the tax provision.
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
Leases
In February 2018, the Company entered into a non-cancelable lease agreement (the “Lease”) for premises consisting of approximately 32,974 square feet located in South San Francisco, California (the “Premises”). The Company moved into the Premises in July 2018. The Premises is being used for the Company’s corporate headquarters and principal operating facility. The term of the Lease is eighty-four months, which commenced on July 1, 2018. Base rent was abated for the first two months of the lease term and thereafter is $0.2 million per month during the first year of the lease term, with specified annual increases thereafter. The Company paid a refundable security deposit of approximately $0.4 million, which is included in other non-current assets in the balance sheets at June 30, 2021 and December 31, 2020. The Company has the right to extend the lease term by seven years upon written notice not more than twelve months nor less than nine months prior to the expiration of the original lease term, with monthly payments equal to the “fair rental value” as defined in the Lease.
During the three months ended June 30, 2021 and 2020, rent expense, including common area maintenance expense, was $0.6 million. For the six months ended June 30, 2021 and 2020 rent expense was $1.2 million and $1.3 million, respectively.
Future minimum lease payments under the Lease as of June 30, 2021 were as follows (in thousands):

Year ending December 31:	Operating Lease
2021 (remainder of the year)	$1,031
2022	2,098
2023	2,171
2024	2,247
2025	1,143
Total	$8,690
14. Related Party Transactions

In June 2021, the Company granted 26,572 stock options with a grant date fair value of $0.5 million to partners of Third Rock Ventures who are also serving as non-employee directors on the Company's board of directors. The shares of common stock subject to these options vest 25% on the first day of each calendar quarter for three quarters with the final vest date being the earlier of (i) the one-year anniversary of the grant date or (ii) the next Annual Meeting of Stockholders. In March 2020, the Company granted 26,573 stock options with a grant date fair value of $0.1 million to a partner at Third Rock Ventures, who is also serving as a non-employee director on the Company’s board of directors. The shares of common stock subject to these options vest 1/12th on the last day of each calendar quarter over a three-year period and commenced vesting upon completion of our IPO. In order to vest, the stockholders must be providing continuous service to the Company through such vesting date. See Note 11 for additional information.
In October 2019, the Company entered into the Novartis Agreement with Novartis covering the development and commercialization of the Company's preclinical product candidate, PLN-1474 and up to three additional targets. Upon execution of the agreement, Pliant also entered into a financing side letter with Novartis, whereby Novartis committed to provide up to $30.0 million in equity financing of which $20.0 million was provided for preferred stock as a part of a Series C equity offering and the remaining $10.0 million was completed in a private placement for common stock concurrently with the completion of the Company’s IPO. As of June 30, 2021 and December 31, 2020, Novartis owned approximately 6.0% and 6.1%, respectively, of our outstanding shares of common stock on a fully diluted basis. See Note 6 for additional information.
15. Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of $0.2 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively.
16. Net Loss Per Share Attributable to Common Stockholders
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net (loss)/income per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	Six Months Ended June 30,
	2021	2020
Options to purchase common stock	3,842,588	2,529,999
Restricted stock awards granted and not purchased	4,195	4,195
Unvested restricted shares	66,046	197,891
Total	3,912,829	2,732,085
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss per share:
Net loss	$(22,831)	$(17,001)	$(45,687)	$(5,972)
Net loss attributable to common stockholders	$(22,831)	$(17,001)	$(45,687)	$(5,972)
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders:
Basic	35,746,922	12,253,943	35,726,393	7,062,780
Diluted	35,746,922	12,253,943	35,726,393	7,062,780
Net loss per share attributable to common stockholders:
Basic	$(0.64)	$(1.39)	$(1.28)	$(0.85)
Diluted	$(0.64)	$(1.39)	$(1.28)	$(0.85)

17. Subsequent Events
The Company has evaluated subsequent events for financial statement purposes occurring through August 9, 2021, the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Report, as well as our audited financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intention, beliefs and projections. Our actual results and the timing of events could differ materially from those anticipated in or implied by these forward-looking statements as a result of several factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A of this Report and under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.
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
Our second product candidate, PLN-1474, is a small-molecule selective inhibitor of αvβ1 for the treatment of liver fibrosis associated with nonalcoholic steatohepatitis, or NASH, which we have partnered with Novartis. PLN-1474 successfully completed a Phase 1 SAD/MAD trial in March 2021, and the Investigational New Drug, or IND, application was transferred to Novartis in the first quarter of 2021. Novartis is responsible for all PLN-1474 development, manufacturing and commercialization activities after the initial development period.
In addition to our clinical programs, we currently have preclinical integrin-based programs targeting oncology and muscular dystrophies.
Second Quarter and Recent Highlights
•Single ascending dose (SAD) cohorts up to 640mg and multiple ascending dose (MAD) cohorts up to 320mg completed in extended Phase 1a dose escalation trial of PLN-74809 in healthy volunteers. PLN-74809 has completed dosing of additional SAD cohorts of up to 640 mg and MAD cohorts of up to 320 mg once daily dose in an extended dose escalation trial. The pharmacokinetic profile remains generally dose proportional with PLN-74809 continuing to be generally well tolerated, with no severe adverse events or serious adverse events reported.
•Enrollment on track for PLN-74809 Phase 2a trial in idiopathic pulmonary fibrosis (IPF). INTEGRIS-IPF is a 12-week randomized, dose-ranging, double-blind, placebo-controlled trial evaluating the safety, tolerability, and pharmacokinetics of PLN-74809 in IPF patients. This trial is evaluating exploratory endpoints including quantitative lung fibrosis score, or QLF, imaging as well as pulmonary function tests. Enrollment is currently on track to be completed by the end of 2021.
•Enrollment on track for PLN-74809 Phase 2a trial in primary sclerosing cholangitis (PSC). INTEGRIS-PSC is a 12-week randomized, dose-ranging, double-blind, placebo-controlled trial evaluating the safety, tolerability, and pharmacokinetics of PLN-74809 in PSC patients. The trial is evaluating exploratory endpoints including fibrosis biomarkers such as Pro-C3 and ELF, changes in ALP, and liver imaging. Enrollment is currently on track to be completed in the first half of 2022.
•Image analysis from PLN-74809 Phase 2a positron emission tomography (PET) trial underway, including addition of a 320 mg cohort, with preliminary data anticipated upon completion of the analysis. This open-label, dose ranging trial is evaluating target receptor occupancy levels of PLN-74809 in the lungs of IPF patients across ascending single-dose cohorts, utilizing a PET tracer of the integrin αvβ6. The Company recently amended the protocol to increase the maximum dose to 320 mg. In the second quarter, the first patients were dosed in this cohort.

•Preclinical stage integrin-based programs continue to progress. The Company’s early-stage programs targeting oncology and muscular dystrophies continue to advance toward the clinic. The oncology program is focused on increasing tumor checkpoint sensitivity through small molecule inhibition of αvβ8. The muscular dystrophy program is focused on improving muscle function through activation of an integrin compensatory mechanism with a monoclonal antibody.

•Resources redeployed in support of ongoing PLN-74809 Phase 2a trials in IPF and PSC. Despite the rise of recently identified COVID-19 variants, the broad availability of vaccines, as well as the increased and successful measures taken over the past nine months to contain the virus have resulted in a dramatic decrease in the number of severe and critical COVID-19 patients with acute respiratory distress syndrome (ARDS). Given the declining number of addressable patients, the Company has discontinued enrollment in the PLN-74809 Phase 2a COVID-19-related ARDS trial allowing for resources to be directed toward our lead indications.

Since inception, we have had significant operating losses. Our net loss was $22.8 million and $45.7 million for the three and six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $163.5 million and cash, cash equivalents and short-term investments of $244.0 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase in connection with our ongoing activities, as we:
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
COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic, which, to date, continues to spread throughout the United States and worldwide. We have been, and in the future could be, materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the outbreak of COVID-19. While difficult to predict or quantify the overall impact to our operations, among other things, our clinical trials have experienced delays, and may experience additional delays in the future, extending the timelines and increasing the overall costs to finish the clinical trials, as our fixed costs are not substantially reduced while the clinical trials are delayed. For example, the clinical site conducting our Phase 2a PET trial of PLN-74809 in IPF was closed to clinical research in March 2020, but resumed enrollment and trial activities in the third quarter of 2020. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations have been and will be affected. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19.

Components of Operations
Revenue
We have not generated any revenue from product sales and do not expect to do so in the near future. Our revenue to date is derived from a Collaboration and License Agreement with Novartis, or the "Novartis Agreement," that was executed in 2019. Our revenue from Novartis is included under the caption "Revenue - related party" because Novartis had aggregate holdings of our outstanding common stock of greater than 5% upon the close of our IPO. As of June 30, 2021 and December 31, 2020, Novartis owned approximately 6.0% and 6.1%, respectively, of our outstanding shares of common stock on a fully diluted basis.
The Novartis Agreement is for the development and commercialization of PLN-1474 and up to three additional integrin research targets. Under the terms of the Novartis Agreement, we received an upfront license fee payment of $50.0 million for the worldwide, exclusive license to PLN-1474 and an additional $25.0 million upon first patient dosed in our Phase 1 trial of PLN-1474 in the first quarter of 2020. We are eligible to receive additional milestone payments of up to $391.0 million in total, if defined developmental, regulatory and commercialization milestones are achieved, and tiered royalties on a product-by-product basis based on annual nets sales of products. Additionally, Novartis is providing up to $19.6 million and up to $13.4 million in funding for the initial research and development activities associated with PLN-1474 and integrin research targets, respectively.
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

Financial Operations Overview
Comparison of the three months ended June 30, 2021 and 2020 (in thousands)

	Three months ended June 30,
	2021	2020	$ Change
Revenue—related party	$1,789	$3,600	$(1,811)
Operating expenses:
Research and development	(19,218)	(17,536)	(1,682)
General and administrative	(5,475)	(3,040)	(2,435)
Total operating expenses	(24,693)	(20,576)	(4,117)
Loss from operations	(22,904)	(16,976)	(5,928)
Interest and other income (expense), net	73	(25)	98
Net loss	$(22,831)	$(17,001)	$(5,830)

Revenue—Related Party
Revenue-related party was $1.8 million for the three months ended June 30, 2021 compared to $3.6 million for the three months ended June 30, 2020. The decrease of $1.8 million is primarily attributable to development work associated with the Phase 1 clinical trial of PLN-1474 in healthy volunteers which had completed prior to the second quarter of 2021.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,
	2021	2020	$ Change
Employee-related expenses	$4,810	$3,418	$1,392
Outside and consulting services for preclinical studies and research and development activities by third party contract organizations	3,536	2,090	1,446
Clinical trials expenses	8,085	7,420	665
Depreciation of lab equipment and costs of equipment and supplies	1,411	1,006	405
Technology and intellectual property licenses	5	2,429	(2,424)
Facilities and other allocated expenses	1,371	1,173	198
Total research and development expenses	$19,218	$17,536	$1,682
Research and development expenses for the three months ended June 30, 2021 was $19.2 million compared to $17.5 million for the three months ended June 30, 2020. The increase of $1.7 million is primarily attributable to employee related expenses, driven by headcount, salaries and stock-based compensation expense, and an increase in clinical trial expenses largely due to underlying clinical conduct associated with our Phase 2 trials for PLN 74809. The increases were partially offset by a decrease in expenses related to intellectual property rights as we expensed a $2.4 million milestone payment due to the University of California upon the close of our IPO associated with certain patents and technology relating to αvß1.
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
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2021 was $5.5 million compared to $3.0 million for the three months ended June 30, 2020. The increase of $2.4 million is primarily attributable to employee related expenses, driven by salaries and stock-based compensation expense, and increased costs associated with our operating as a public company, for example, insurance premiums and accounting and audit expenses.
We expect our general and administrative expenses to increase for the foreseeable future as we continue to build our administrative function to support our growth in operations and to meet the requirements of operating as a public company, particularly as we expect to cease being an emerging growth company on December 31, 2021.
Interest and Other Income (Expense), net
Interest and other income (expense), net for the three months ended June 30, 2021 was $73,000 compared to a net expense of $25,000 for the three months ended June 30, 2020. The increase of $98,000 resulted from higher interest income in the current period owing to larger investment balances following the increase in cash, cash equivalents and short-term investments resulting from our IPO.

Comparison of the six months ended June 30, 2021 and 2020 (in thousands)

	Six Months Ended June 30,
	2021	2020	$ Change
Revenue—related party	$3,963	$32,538	$(28,575)
Operating expenses:
Research and development	(37,745)	(31,455)	(6,290)
General and administrative	(12,041)	(7,051)	(4,990)
Total operating expenses	(49,786)	(38,506)	(11,280)
Loss from operations	(45,823)	(5,968)	(39,855)
Interest and other income, net	136	(4)	140
Net loss	$(45,687)	$(5,972)	$(39,715)

Revenue—Related Party
Revenue-related party was $4.0 million for the six months ended June 30, 2021 compared to $32.5 million for the six months ended June 30, 2020. The decrease of $28.6 million is primarily attributable to a $25.0 million milestone achieved in the first quarter of 2020 for first-patient-first-dose in our Phase 1 clinical trial of PLN-1474 in healthy volunteers.
Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	$ Change
Employee-related expenses	$10,313	$6,669	$3,644
Outside and consulting services for preclinical studies and research and development activities by third party contract organizations	6,227	7,085	(858)
Clinical trials expenses	15,344	10,935	4,409
Depreciation of lab equipment and costs of equipment and supplies	3,021	2,197	824
Technology and intellectual property licenses	20	2,436	(2,416)
Facilities and other allocated expenses	2,820	2,133	687
Total research and development expenses	$37,745	$31,455	$6,290
Research and development expenses for the six months ended June 30, 2021 was $37.7 million compared to $31.5 million for the six months ended June 30, 2020. The increase of $6.3 million is primarily attributable to employee related expenses, driven by headcount, salaries and stock-based compensation expense, and an increase in clinical trial expenses largely due to underlying clinical conduct associated with our Phase 2 trials for PLN 74809. The increases were partially offset by a decrease in expenses related to intellectual property rights as we expensed a $2.4 million milestone payment due to the University of California upon the close of our IPO associated with certain patents and technology relating to αvß1.

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
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2021 was $12.0 million compared to $7.1 million for the six months ended June 30, 2020. The increase of $5.0 million is primarily attributable to employee related expenses, driven by salaries and stock-based compensation expense, and increased costs associated with our operating as a public company, for example, insurance premiums and accounting and audit expenses.
We expect our general and administrative expenses to increase for the foreseeable future as we continue to build our administrative function to support our growth in operations and to meet the requirements of operating as a public company, particularly as we expect to cease being an emerging growth company on December 31, 2021.
Interest and Other Income (Expense), net
Interest and other income (expense), net for the six months ended June 30, 2021 was $136,000 compared to a net expense of $4,000 for the six months ended June 30, 2020. The increase of $140,000 resulted from higher interest income in the current period owing to larger investment balances following the increase in cash, cash equivalents and short-term investments resulting from our IPO.
Liquidity and Capital Resources
Overview
As of June 30, 2021, we had $244.0 million of cash, cash equivalents and short-term investments. Our short-term investments consist of U.S. Treasury securities, U.S. Government agency securities and highly rated, investment-grade corporate debt securities. Subsequent to period end, we established an “at-the-market” facility for the sale of up to $150.0 million worth of shares of common stock from time to time by entering into a controlled offering equity sales agreement with Cantor Fitzgerald & Co., as sales agent. We have not issued any shares pursuant to any at-the-market offerings but may do so at a future date. Based on our current operating plan, we anticipate that the aggregate of our current cash, cash equivalents and short-term investments will be sufficient to fund our planned operations, commitments and contractual obligations for a period of at least one year following the date of this Report and into 2023. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs.
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
Cash Flows
Comparison of the six months ended June 30, 2021 and 2020
The following summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,		$ Change
	2021	2020
Net cash used in operating activities	$(33,068)	$(4,994)	(28,074)
Net cash provided by/(used in) investing activities	15,816	(117,692)	133,508
Net cash provided by financing activities	1,562	215,340	(213,778)
Net (decrease)/increase in cash and cash equivalents	$(15,690)	$92,654	$(108,344)
Cash Used in Operating Activities
Net cash used in operating activities increased by $28.1 million to $33.1 million for the six months ended June 30, 2021 compared to the same period in 2020. The change over prior year is primarily attributable to an increase in operating expenses of approximately $12 million during the current year and less revenues owing to the achievement, and receipt, of a $25.0 million milestone in the first quarter of 2020 associated with the PLN-1474 collaboration with Novartis.
Cash Provided by/Used in Investing Activities
Net cash provided by investing activities increased by $133.5 million to $15.8 million for the six months ended June 30, 2021 compared to the same period in 2020. The difference is due to maturities within the investment portfolio exceeding current period purchases, while the six months ended 2020 saw significantly greater purchases relative to maturities as the second quarter of 2020 included our initial investment of financing cash flows associated with the IPO and private placement offering with Novartis.
Cash Provided by Financing Activities
Net cash provided by financing activities decreased by $213.8 million to $1.6 million for the six months ended June 30, 2021 compared to the same period in 2020. The decrease is attributable to proceeds from the IPO, private placement and Series C preferred stock being received in 2020 whereas the only financing activity during 2021 was derived from the exercise of stock options.
Contractual Obligations and Other Commitments
There have been no material changes to our contractual obligations and other commitments as of June 30, 2021, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Emerging Growth Company Status and JOBS Act Accounting Election
We are currently an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption and adopt ASU No. 2016-02 (Topic 842), Leases when the standard is effective for private companies which is for fiscal years beginning after December 15, 2021. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act for the duration that we remain as an “emerging growth company”. Subject to certain conditions set forth in the JOBS Act, if as an “emerging growth company” we intend to rely on such exemptions, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an emerging growth company. We will remain an emerging growth company until the earliest of (i) December 31, 2025; (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion; (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Based on the market value of our common stock held by our non-affiliates as of June 30, 2021, we currently expect to be deemed a “large accelerated filer” on December 31, 2021 and thus lose our status as an emerging growth company as of such date.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash, cash equivalents and short-term investments of $244.0 million as of June 30, 2021 which consisted of bank deposits, highly liquid money market funds and short-term investments in U.S. treasury securities, U.S. government agency securities and corporate debt securities. Historical fluctuations in interest rates have not been significant for us. We had no outstanding debt as of June 30, 2021. Due to the short-term maturities of our cash equivalents and short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments. To minimize the risk, we maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are composed of U.S. Treasury and U.S. Treasury-backed repurchase agreements or short-term U.S. Treasury securities, U.S. government agency securities and corporate debt securities. We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We considered our internal controls over financial reporting in regards to the impact of COVID-19 and concluded that our controls continue to operate in a remote environment without material effect on our internal controls over financial reporting.
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
We have incurred significant net losses since our inception and have financed our operations principally through equity financing and our collaboration with Novartis. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss was $22.8 million and $45.7 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, we had an accumulated deficit of $163.5 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be at least several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to further develop and, if approved, market additional potential product candidates.
We expect to continue to incur significant losses for the foreseeable future, and we anticipate that our expenses will increase substantially if, and as, we:
•advance our lead product candidate, PLN-74809, and our other product candidates through clinical development, and, if successful, later-stage clinical trials;
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
As of June 30, 2021, we had approximately $244.0 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments, will be sufficient to fund our operating expenses and capital expenditure requirements into 2023. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
•the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We were incorporated in 2015, have no products approved for commercial sale and have not generated any revenue from product sales to date. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates and our technology related to transforming growth factor beta, or TGF-ß, signaling and integrin biology, medicinal chemistry, translational screening technologies, and clinical insights to discover and develop novel therapies for the treatment of fibrosis. Our approach to the discovery and development of product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value. In addition, our lead product candidate, PLN-74809, is in early clinical development for the treatment of IPF and PSC, and a second product candidate, PLN-1474, is in early clinical development. Both programs will require substantial additional development and clinical research time and resources, either from us or our collaborators, before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have not yet demonstrated the ability to progress any product candidate through clinical trials. We are still in preclinical and early clinical development and may be unable to obtain regulatory approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields. Consequently, we have no meaningful history of operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products.
Our business is highly dependent on the success of our lead product candidate, PLN-74809, as well as PLN-1474 and any other product candidates that we advance into the clinic. All of our product candidates will require significant additional preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially.
We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We are very early in our clinical development for both PLN-74809 and PLN-1474. Because PLN-74809 is our lead product candidate, if PLN-74809 encounters safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. We have completed various Phase 1 trials of PLN-74809. We are enrolling two Phase 2a trials in IPF, including a PET imaging trial. We are also conducting a Phase 2a PSC trial which is currently enrolling patients. We are also collaborating with Novartis to develop PLN-1474 for liver fibrosis associated with NASH and have completed a Phase 1a SAD/MAD study evaluating PLN-1474 in healthy volunteers. The IND for this candidate was transferred to Novartis in the first quarter of 2021, and Novartis is responsible for all PLN-1474 development, manufacturing, and commercialization activities after the initial development period. All of the risks and uncertainties that apply to PLN-74809 or any candidates that we develop independently apply equally to our collaborator with respect to advancement of PLN-1474. In addition, we also face risks resulting from our reliance on Novartis for development of this candidate. See “—Risks Related to Our Reliance on Third Parties.”
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
•inadequate supply or quality of product candidates or other materials necessary for the conduct of our clinical trials;
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
Studies involving human tissue samples may also be subject to institutional and government human subject privacy policies that may vary by territory. We or our partners who provide us with human tissue samples or conduct tissue and/or animal studies on our behalf, may be found to be in violation of one or more of these regulations or policies and may be subject to closure, censure or other penalties. In some cases, these penalties could materially impact the performance, availability, or validity of studies conducted by us or on our behalf. Even in the absence of violations resulting in penalties, regulatory and other authorities may refuse to authorize the conduct or to accept the results of studies for regulatory or ethical reasons.
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
In addition, differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Further, as we rely on novel technologies including sophisticated imaging technologies to generate data relating to our clinical endpoints, there is an increased risk that we may not properly measure, analyze or interpret this data. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. Additionally, some of our trials are open-label studies, where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Therefore, it is possible that positive results observed in open-label trials will not be replicated in later placebo-controlled trials.
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
•we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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
Our product development costs will increase if we experience additional delays in clinical testing or in obtaining marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. If we do not achieve our product development goals in the timeframes we announce and expect, the approval and commercialization of our product candidates may be delayed or prevented entirely. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any delays in our clinical development programs may harm our business, financial condition, and results of operations significantly.
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
Further, timely enrollment in clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things, pandemics. For example, our clinical trial sites have been affected by the COVID-19 pandemic. Commencement of enrollment of our clinical trials of PLN-74809 in IPF and PSC was delayed. While these trials have resumed patient enrollment, we believe we are experiencing slower than expected enrollment due to the pandemic. With respect to our PLN-74809 program for COVID-19 ARDS, we initiated a Phase 2a trial in 2020 evaluating the potential of this candidate, but recently ceased enrollment due to dramatically declining numbers of severe and critical COVID-19 cases, given the availability of COVID-19 vaccines and the increased and successful measures taken to contain the virus. While the Phase 1 trial of PLN-1474 has completed, this trial also experienced delays due to COVID-19 In addition, after enrollment in these trials, if patients contract COVID-19 during participation in our trials or are subject to isolation or shelter-in-place restrictions, this may cause them to drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols. If patients are unable to follow the trial protocols or if our trial results are otherwise disputed due to the effects of the COVID-19 pandemic or actions taken to mitigate its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

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
The design or execution of a clinical trial can determine whether its results will support marketing approval, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. We are currently recruiting two Phase 2a trials of PLN-74809 in IPF. In the first of these trials, the study is designed to enroll IPF patients and utilize a positron emission tomography, or PET, ligand to measure αvβ6 target engagement by PLN-74809 in the lungs post-treatment. The second trial is a 12-week double blind placebo-controlled trial to evaluate safety, tolerability and PK of up three doses of PLN-74809. It is possible that we may need to amend our clinical trial, which would require us to resubmit our clinical trial protocols to competent authorities and ethics committees for reexamination, and may impact the costs, timing, or successful completion of such clinical trial. In addition, we may desire to test PLN-74809 at doses exceeding those evaluated in an ongoing Phase 1a trial and may not be able to do so.
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
Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We will need to obtain additional insurance for clinical trials as PLN-74809 continues clinical development and as additional product candidates enter the clinic. However, we may be unable to obtain, or may obtain on unfavorable terms, clinical trial insurance in amounts adequate to cover any liabilities from any of our clinical trials. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.
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
There are a number of large biopharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of fibrosis. Companies that we are aware of that are targeting the treatment of various fibrosis indications through inhibiting various parts of the TGF-ß pathway include large companies with significant financial resources such as Biogen, Inc., AbbVie Inc., Gilead Sciences, Inc., Indalo Therapeutics, Inc., FibroGen, Inc., Galapagos NV, Bristol Myers Squibb Co. and Novartis AG. However, we know of no other companies currently in clinical development with an orally bioavailable small molecule, selective integrin inhibitor.
Many of our current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do.
Mergers and acquisitions in the biopharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, more convenient or less expensive than any products that we may develop. Furthermore, products currently approved for other indications could be discovered to be effective treatments of fibrosis as well, which could give such products significant regulatory and market timing advantages over PLN-74809 or other product candidates that we may identify. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete and we may not be successful in marketing any product candidates we may develop against competitors. The availability of competitive products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.

Risks Related to Marketing, Reimbursement, Healthcare Regulations and Ongoing Regulatory Compliance
Even if a product candidate we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
Even if PLN-74809 or any other product candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, such as Medicare and Medicaid programs, managed care organizations, and others in the medical community. In addition, the availability of coverage by third-party payors may be affected by existing and future health care reform measures designed to reduce the cost of health care. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable.
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
Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States, sales of any products for which we may receive regulatory marketing approval will depend, in part, on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities such as Medicare, Medicaid, TRICARE, and the Veterans Administration, managed care providers, private health insurers, and other organizations. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Patients are unlikely to use our product candidates unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop.
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
For a drug or biologic product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the average manufacturer price, or AMP, and Medicaid rebate amounts reported by the manufacturer. The entities entitled to participate and the discounts available under this program, as well of other aspects of this program, are the subject of frequent legislative and regulatory review and litigation. It is difficult to predict how program revisions and litigation could affect covered hospitals who might purchase our products in the future and affect the rates we may charge such facilities for our approved products.
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
Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of biopharmaceutical products. Arrangements with third-party payors and customers can expose biopharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute biopharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs, remuneration provided to health care professionals and their affiliates, charitable donations and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim submitted for payment to any federal health care program that includes items or services that were made as a result of a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between biopharmaceutical manufacturers on the one hand, and prescribers, purchasers, and formulary managers, among others, on the other. On November 20, 2020, the U.S. Department of Health and Human Services, or DHHS, Office of Inspector General, or OIG, finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers and others. These rules (with exceptions) became effective January 19, 2021. We continue to evaluate what effect, if any, these rules will have on our business.
•the federal civil and criminal false claims laws, including the FCA, and the federal Civil Monetary Penalties Law which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment to, or approval by Medicare, Medicaid or other federal healthcare programs; knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. A claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring qui tam actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, requirements relating to the privacy, security and transmission of individually identifiable health information on certain covered healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their respective “business associates,” those independent contractors or agents of covered entities, and their subcontractors, that perform services for covered entities that involve the creation, use, receipt, maintenance or disclosure of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•the federal Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, and its implementing regulations, which require some manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Centers for Medicare and Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made in the previous year to certain non-physician providers such as physician assistants and nurse practitioners;
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
If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post- marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with current Good Manufacturing Practice, or cGMP, and Good Clinical Practice, or GCP, requirements for any clinical trials that we conduct post-approval.
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
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of the federal district court litigation regarding the method CMS uses to determine this risk adjustment. Since then, the ACA risk adjustment program payment parameters have been updated annually. We cannot predict what effect the healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA would have on our business.
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
In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the Fiscal Years 2019 and 2018 reimbursement formula on specified covered outpatient drugs, or SCODs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.
At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. The Interim Final Rule has not been finalized and is subject to revision and challenge. Additionally, on November 20, 2020, DHHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Implementation of the amendments to the discount safe harbor have been delayed until at least January 1, 2023. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative measures to control drug costs.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, since March 2020 when foreign and domestic inspections were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and resumed inspections in China and India in early 2021. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, the agency has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. Additionally, as of March 18, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with the FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications.
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
EU drug marketing and reimbursement regulations may materially affect our ability to market and receive coverage for our products in the European Union member states.
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
Much like the federal Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to induce or reward improper performance generally to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to induce or reward improper performance generally is governed by the national anti-bribery laws of EU Member States, and in respect of the U.K. (which is no longer a member of the EU), the Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the U.K. despite its departure from the EU.
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
Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.
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
Risks Related to Our Reliance on Third Parties
We have entered into a collaboration agreement with Novartis for the development of PLN-1474, and may in the future seek to enter into collaborations with third parties for the development and commercialization of other product candidates. If we fail to enter into such collaborations, or if our collaborations are not successful, we may be unable to continue development of such product candidates, we would not receive any contemplated milestone payments or royalties, and we could fail to capitalize on the market potential of such product candidates.
In October 2019, we entered into a license and collaboration agreement with Novartis for the development and commercialization of our then preclinical product candidate, PLN-1474, and up to three integrin research targets. In December 2019, we received an upfront license payment of $50.0 million for the worldwide exclusive license to PLN-1474 and, upon achievement of the first patient dosing milestone, received a payment of $25.0 million in the second quarter of 2020. Pursuant to the Novartis Agreement, we expect to receive research and development funding totaling up to $19.6 million for PLN-1474 development services and funding of up to $13.4 million for optional research and development services on the integrin research targets. Additionally, we are eligible to receive additional developmental, regulatory and commercial milestone payments of up to $391.0 million if defined development, regulatory and commercialization milestones are achieved and tiered royalties, on a product-by-product basis based on annual net sales of products, at percentages ranging from high-single digits to low teens of the applicable licensed products and mid-single digits to high-single digits for any products resulting from the research programs. The IND application candidate was transferred to Novartis in the first quarter of 2021, and Novartis is responsible for all PLN-1474 development, manufacturing, and commercialization activities after the initial development period. As a result, we are reliant on Novartis and its efforts and capabilities with respect to the advancement of this candidate. If we or our collaborators are unable to successfully advance the development of our product candidates, including PLN-1474, or achieve milestones, revenue and cash resources from milestone payments under our collaboration agreements will be substantially less than expected.
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
In December 2019, a novel strain of the coronavirus disease, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and has spread to a number of countries globally, including the United States. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we significantly limited access to our executive offices with the majority of our administrative employees continuing their work outside of our offices and limited the presence of our staff in the laboratory and in the administrative spaces to levels that adhere to social distancing protocols. As a result of the COVID-19 pandemic, we have experienced disruptions and may continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
•delays or difficulties in commencing enrollment of patients in our clinical trials, including our Phase 2a clinical trials of PLN-74809 in IPF and PSC and our Phase 1 clinical trial of PLN-1474. With respect to the Phase 2a trials of PLN-74809 in IPF and PSC, following delays in site initiation due to the impacts of COVID-19, both trials have resumed active enrollment of patients. With respect to the Phase 1 trial of PLN-1474, the Phase 1 trial site experienced delays due to its location in an area heavily impacted by COVID-19; however, the trial site reopened and completed dosing the remaining cohorts, and the trial was subsequently completed;
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

The COVID-19 pandemic continues to rapidly evolve and new variants of the virus continue to emerge. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
We may encounter difficulties in managing our growth, which could adversely affect our operations.
As of June 30, 2021, we had 90 full-time employees. As our clinical development and commercialization plans and strategies develop, and as we transition into operating as a public company, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:
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
Our ability to compete in the highly competitive biotechnology and biopharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our management, scientific and medical personnel, including Bernard Coulie, M.D., Ph.D., our President and Chief Executive Officer, Keith Cummings, M.D., our Chief Financial Officer, Barbara Howes, our Chief Human Resources Officer, Johannes (Hans) Hull, J.D., our Chief Business Officer and Éric Lefebvre, M.D., our Chief Medical Officer. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

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
As of December 31, 2020, we had net operating loss carryforwards for U.S. federal and state income tax purposes of $96.5 million and $97.3 million, respectively, some of which will begin to expire in 2035. As of December 31, 2020, we also had available tax credit carryforwards for U.S. federal income tax purposes of $7.5 million, which begin to expire in 2036, and state income tax purposes of $2.5 million. Under Section 382 of the Internal Revenue Code, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50 percentage points within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. We completed a Section 382 study of transactions in our stock ownership through December 31, 2020 and concluded that we have experienced ownership changes since inception and our utilization of pre-change net operating loss and credit carryforwards will be subject to the limitation. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in our stock ownership. Any such limitation could have a material adverse effect on our results of operations in future years. Our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. Net operating losses generated after December 31, 2017 are not subject to expiration, but may not be carried back to prior taxable years, except that net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years. Additionally, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any taxable year beginning after December 31, 2020.
Risks Related to Our Common Stock

An active or liquid market for our common stock may not be sustained

Prior to our initial public offering in June 2020, there was no public market for shares of our common stock. In connection with our initial public offering, our common stock was listed for trading on the Nasdaq Global Select Market. However, an active or liquid market in our common stock may not be sustained.
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
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to fund the development, operation and growth of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Furthermore, future debt or other financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock.
Our executive officers, directors and their affiliates and our principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
Based on shares outstanding as of June 30, 2021, our executive officers, directors and their affiliates and our principal stockholders beneficially held, in the aggregate, approximately a quarter of our outstanding voting stock. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
We are currently an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are currently an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We may take advantage of these exemptions until we are no longer an emerging growth company. Based on the market value of our common stock held by our non-affiliates as of June 30, 2021, we currently expect to be deemed a “large accelerated filer” on December 31, 2021 and thus lose our status as an emerging growth company as of such date.
Until we are no longer an emerging growth company, we may choose to take advantage of some, but not all, of the available exemptions. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies, which may make our financial statements less comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

If there are substantial sales of shares of our common stock, the price of our common stock could decline.
Shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity compensation plans will become eligible for sale in the public market as they become vested. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Additionally, the number of shares of our common stock reserved for issuance under our 2020 Plan will automatically increase on January 1 of each year by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors or compensation committee. Moreover, the number of shares of our common stock reserved for issuance under our 2020 ESPP will automatically increase on January 1 of each year by the lesser of 700,000 shares of common stock, 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors or compensation committee. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution.
The holders of over 20 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, as provided under the terms of an investors’ rights agreement between us and certain of our stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders, or the perception that such sales could occur, could have a material adverse effect on the trading price of our common stock.
Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.
Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
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
•a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and
•the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, or the DGCL, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our certificate of incorporation and bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Our bylaws designate certain courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to litigate disputes with us in a different judicial forum.
Pursuant to our bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws; (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or (v) any action asserting a claim governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein, or the Delaware forum provision. This exclusive forum provision will not apply to any causes of action arising under the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Unless we consent in writing to the selection of an alternate forum, the federal district courts shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the federal forum provision. In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware forum provision and the federal forum provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
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
We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company, our independent registered public accounting firm is not required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not.

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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to continue to grant equity awards to employees, directors, and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.
As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the Nasdaq Stock Market, or Nasdaq, to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial reporting controls and changes in corporate governance practices. Further, there are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Emerging growth companies are permitted to implement many of these requirements over a longer period and we will lose such allowance upon ceasing to be an emerging growth company, which we expect to occur on December 31, 2021. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, particularly as we expect to cease being an emerging growth company on December 31, 2021. If these requirements divert the attention of our management and personnel from other business concerns, they could have an adverse effect on our business. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
We may incur substantial costs in our efforts to comply with evolving global data protection laws and regulations, and any failure or perceived failure by us to comply with such laws and regulations may harm our business and operations.
The global data protection landscape is rapidly evolving, and we may be or become subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, transfer, security and processing of personal data, such as information that we collect about participants and healthcare providers in connection with clinical trials. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, which may create uncertainty in our business, affect our or our service providers’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal data, result in liability or impose additional compliance or other costs on us. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. Recently, California passed the California Consumer Protection Act of 2018, or the CCPA, which went into effect in January 2020 and provides new data privacy rights for consumers and new operational requirements for companies, which may increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities.
In addition, it is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020, or the CPRA, becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how it is interpreted.
The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as other states or the federal government may follow California’s lead and increase protections for U.S. residents. For example, on March 2, 2021, the Virginia Consumer Data Protection Act, which will take effect on January 1, 2023, was signed into law. The CCPA has already prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs and adversely affect our business.
In addition to our operations in the United States, which may be subject to healthcare and other laws relating to the privacy and security of health information and other personal information, we may seek to conduct clinical trials in the EEA and the U.K. and may become subject to additional European or U.K. data privacy laws, regulations and guidelines. The General Data Protection Regulation, (EU) 2016/679, or GDPR, became effective on May 25, 2018, and deals with the collection, use, storage, disclosure, transfer or other processing of personal data, including personal health data, regarding individuals in the EEA. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal data relating to identifiable individuals and transferring such information outside the EEA, including to the United States, providing details to those individuals regarding the processing of their personal health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to €10,000,000 or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to €20,000,000 or up to 4% of our total worldwide annual turnover, whichever is greater, for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers.
If our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, or are perceived to be unsuccessful, it could adversely affect our business in the EU. Further, the European Court of Justice, or the ECJ, invalidated the EU-U.S. Privacy Shield, which had enabled the transfer of personal data from the European Union to the United States for companies that had self-certified to the Privacy Shield in July 2020. The ECJ decision also raised questions about the continued validity of one of the primary alternatives to the
EU-U.S. Privacy Shield, namely the European Commission’s Standard Contractual Clauses, and EU regulators have issued additional guidance regarding considerations and requirements that we and other companies must consider and undertake when using the Standard Contractual Clauses. Although the EU has presented a new draft set of contractual clauses, at present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. To the extent that we were to rely on the EU-U.S. or Swiss-U.S. Privacy Shield programs, we will not be able to do so in the future, and the ECJ’s decision and other regulatory guidance or developments otherwise may impose additional obligations with respect to the transfer of personal data from the European Union and Switzerland to the United States, each of which could restrict our activities in those jurisdictions, limit our ability to provide our products and services in those jurisdictions, or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the European Union and Switzerland to the United States.
Further, Brexit has created uncertainty with regard to data protection regulation in the United Kingdom. Under the post-Brexit Trade and Cooperation Agreement between the European Union and the United Kingdom, the United Kingdom and European Union have agreed that transfers of personal data to the United Kingdom from EEA member states will not be treated as `restricted transfers’ to a non-EEA country for a period of up to four months from January 1, 2021, plus a potential further two months extension, or the “Extended Adequacy Assessment Period.” If the European Commission does not adopt an

`adequacy decision’ in respect of the United Kingdom prior to the expiry of the Extended Adequacy Assessment Period, from that point onwards the United Kingdom will be an `inadequate third country’ under the GDPR and transfers of personal data from the EEA to the United Kingdom will require a `transfer mechanism’ such as the Standard Contractual Clauses.
Further, national laws of member states of the EU are in the process of being adapted to the requirements under the GDPR, thereby implementing national laws which may partially deviate from the GDPR and impose different obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EEA. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty. Brexit has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the EU.
In the event we commence clinical trials in the EEA, the GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms and safeguards to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities. We expect that we will continue to face uncertainty as to whether our efforts to comply with any obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or biopharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or biopharmaceutical partners to continue to use our products and solutions due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or biopharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the forgoing could materially harm our business, prospects, financial condition and results of operations.
Legal, political and economic uncertainty surrounding the exit of the U.K. from the EU may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the U.K. and pose additional risks to our business, revenue, financial condition and results of operations.
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
These developments, or the perception that any of them could occur, have had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the U.K. financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.
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
We may also face new regulatory costs and challenges that could have an adverse effect on our operations. The U.K. will lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the EEA more difficult. Since the regulatory framework in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime with respect to the approval of our product candidates in the U.K., now that U.K. legislation may depart from EU legislation. For instance, now the transition period has expired, Great Britain will no longer be covered by the centralized procedure for obtaining an EEA-wide marketing authorization from the European Medicines Agency, or EMA, and a separate process for authorization of drug products, including our product candidates and products in the U.K., will be required in Great Britain resulting in an authorization covering the UK or Great Britain only. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. and/or EU for our product candidates, which could significantly and materially harm our business. Even prior to any change to the U.K.’s relationship with the EU, the announcement of Brexit has created economic uncertainty surrounding the terms of Brexit and its consequences could adversely impact customer confidence resulting in customers reducing their spending budgets on our product candidates, if approved, which could adversely affect our business, financial condition, results of operations and could adversely affect the market price of our common stock.

Changes in U.S. tax law could adversely affect our financial condition and results of operations.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in U.S. tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisors regarding the implications of potential changes in U.S. tax laws on an investment in our common stock.
Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
Our internal computer systems and those of our current and any future collaborators, other contractors or consultants, and third-party suppliers (i.e. our supply chain) are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. We exercise little or no direct control over how these third parties operate their networks, which increases our vulnerability to problems with their systems. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.
We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release, exposure or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and study subjects, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. We may experience threats to our data and systems, including malicious code and viruses, supply chain attacks, phishing and other cyberattacks. The number and complexity of these threats continue to increase over time. If a material breach of, or accidental or intentional loss of data from, our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks.
In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud- based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems.
In addition, there can be no assurance that our internal information technology systems or those of our third- party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.
In addition, while we maintain, insurance policies that may cover certain liabilities in connection with a cybersecurity incident, we cannot be certain that the insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims that exceed available insurance coverage, or the occurrence of changes in insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including its financial condition, results of operations and reputation.
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
There has been no material change in the planned use of proceeds from our IPO from that described in our prospectus dated June 2, 2020 filed with the SEC on June 3, 2020 in connection with our IPO.
Repurchase of Shares of Company Equity Securities
The following table contains information relating to the repurchases of our common stock made by us in the three months ended June 30, 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
April 1-30, 2021	—	$—
May 1-31, 2021	—	—
June 1-30, 2021	63	0.08
	63	$0.08
(1)Represents shares of unvested common stock that were repurchased by us from former employees upon termination of employment in accordance with the terms of the employees’ stock option agreements. The purchase price per share is equal to the original exercise price paid by the former employees. See Note 11 to our condensed financial statements appearing elsewhere in this Report for additional information.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
See Exhibit Index
Exhibit Index.

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s quarterly report on Form 10-Q (File No. 001-39303) filed on August 11, 2020).

3.2
Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K (File No. 001-39303) filed on December 21, 2020).

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
Date: August 9, 2021

PLIANT THERAPEUTICS, INC.

By:	/s/ Bernard Coulie
Bernard Coulie, M.D., Ph.D.
President and Chief Executive Officer

By:	/s/ Keith Cummings
Keith Cummings, M.D., M.B.A.
Chief Financial Officer (Principal Financial Officer)