Form 10-Q
period 2021-09-30
PLIANT THERAPEUTICS, INC.
filed 2021-11-09
CIK 1746473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2021, the registrant had 36,038,994 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

PART I.	FINANCIAL INFORMATION	7

Item 1.	Condensed Financial Statements	7
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	7
	Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	8
	Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	9
	Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (Unaudited)	11
	Notes to Condensed Financial Statements (Unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION	31

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	84
Item 3.	Defaults Upon Senior Securities	84
Item 4.	Mine Safety Disclosures	84
Item 5.	Other Information	84
Item 6.	Exhibits	85
Signatures		86

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
•We may fail to obtain and maintain orphan designations in some jurisdictions and therefore fail to secure orphan exclusivity in those jurisdictions.
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
Risks Related to Our Intellectual Property
•    Our success depends in part on our ability to obtain patent term extensions and to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Pliant Therapeutics, Inc.
Condensed Balance Sheets
(Unaudited)
(In thousands, except number of shares and per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$45,231	$50,882
Short-term investments	175,813	226,012
Accounts receivable	1,610	9,279
Tax credit receivable	83	83
Prepaid expenses and other current assets	5,847	4,498
Total current assets	228,584	290,754
Property and equipment, net	4,706	4,321
Other non-current assets	831	451
Total assets	$234,121	$295,526
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,605	$2,023
Accrued liabilities (Note 5)	10,320	9,576
Total current liabilities	12,925	11,599
Other long-term liabilities (Note 5)	756	866
Total liabilities	13,681	12,465
Stockholders’ equity
Common stock, $0.0001 par value; 300,000,000 shares authorized at September 30, 2021 and December 31, 2020; and 35,977,294 and 35,552,795 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively;	3	3
Additional paid-in capital	411,037	400,918
Accumulated deficit	(190,560)	(117,828)
Accumulated other comprehensive loss	(40)	(32)
Total stockholders’ equity	220,440	283,061
Total liabilities and stockholders’ equity	$234,121	$295,526
*The condensed balance sheet as of December 31, 2020 has been derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these condensed financial statements

Pliant Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue — related party	$1,610	$4,814	$5,573	$37,352
Operating expenses:
Research and development	(21,052)	(16,884)	(58,797)	(48,339)
General and administrative	(7,671)	(4,591)	(19,712)	(11,642)
Total operating expenses	(28,723)	(21,475)	(78,509)	(59,981)
Loss from operations	(27,113)	(16,661)	(72,936)	(22,629)
Interest and other income (expense), net	68	127	204	123
Net loss	$(27,045)	$(16,534)	$(72,732)	$(22,506)
Net loss attributable to common stockholders	$(27,045)	$(16,534)	$(72,732)	$(22,506)
Net loss per share, attributable to common stockholders:
Basic	$(0.75)	$(0.47)	$(2.03)	$(1.36)
Diluted	$(0.75)	$(0.47)	$(2.03)	$(1.36)
Shares used in computing net loss per share attributable to common stockholders:
Basic	35,906,303	35,445,504	35,787,022	16,592,746
Diluted	35,906,303	35,445,504	35,787,022	16,592,746
Comprehensive loss:
Net loss	$(27,045)	$(16,534)	$(72,732)	$(22,506)
Net unrealized gain (loss) on short-term investments	$(10)	$12	$(8)	$(17)
Total other comprehensive income (loss)	(10)	12	(8)	(17)
Comprehensive loss	$(27,055)	$(16,522)	$(72,740)	$(22,523)
The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands, except number of shares and per share amounts)

	Redeemable Convertible Preferred Stock								Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	—	$—	—	$—	35,552,795	$3	$400,918	$(32)	$(117,828)	$283,061
Vesting of restricted stock awards	—	—	—	—	—	—	30,277	—	2	—	—	2
Option exercises	—	—	—	—	—	—	165,264	—	1,370	—	—	1,370
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,578	—	—	2,578
Net unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	14	—	14
Net loss	—	—	—	—	—	—	—	—	—	—	(22,856)	(22,856)
Balance at March 31, 2021	—	$—	—	$—	—	$—	35,748,336	$3	$404,868	$(18)	$(140,684)	$264,169
Vesting of restricted stock awards	—	—	—	—	—	—	30,136	—	2	—	—	2
Option exercises	—	—	—	—	—	—	75,444	—	372	—	—	372
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,280	—	—	2,280
Net unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	—	—	—	—	(22,831)	(22,831)
Balance at June 30, 2021	—	$—	—	$—	—	$—	35,853,916	$3	$407,522	$(30)	$(163,515)	$243,980
Vesting of restricted stock awards	—	—	—	—	—	—	26,791	—	2	—	—	2
Option exercises	—	—	—	—	—	—	96,587	—	702	—	—	702
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,811	—	—	2,811
Net unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	—	—	—	—	(27,045)	(27,045)
Balance at September 30, 2021	—	$—	—	$—	—	$—	35,977,294	$3	$411,037	$(40)	$(190,560)	$220,440

The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands, except number of shares and per share amounts)

	Redeemable Convertible Preferred Stock								Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Series A		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	56,000,000	$62,468	49,501,221	$75,860	26,360,745	$47,947	1,846,024	$1	$—	$(1)	$(76,295)	$(76,295)
Issuance of Series C redeemable preferred stock, net of issuance costs	—	—	—	—	28,527,313	52,038	—	—	—	—	—	—
Vesting of restricted stock awards	—	—	—	—	—	—	52,093	—	4	—	—	4
Option exercises	—	—	—	—	—	—	8,232	—	26	—	—	26
Stock-based compensation expense	—	—	—	—	—	—	—	—	425	—	—	425
Net unrealized gain on short- term investments	—	—	—	—	—	—	—	—	—	60	—	60
Net income	—	—	—	—	—	—	—	—	—	—	11,029	11,029
Balance at March 31, 2020	56,000,000	$62,468	49,501,221	$75,860	54,888,058	$99,985	1,906,349	$1	$455	$59	$(65,266)	$(64,751)
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	—	—	10,350,000	$1	$148,399	$—	$—	$148,400
Issuance of common stock upon private placement	—	—	—	—	—	—	625,000	—	10,000	—	—	10,000
Vesting of founders' common stock and restricted stock awards	—	—	—	—	—	—	40,102	—	1	—	—	$1
Option exercises	—	—	—	—	—	—	73,719	—	177	—	—	177
Conversion of Series A, B, C convertible preferred stock to common stock	(56,000,000)	$(62,468)	(49,501,221)	$(75,860)	(54,888,058)	$(99,985)	22,432,029	1	238,292	—	—	$238,293
Stock-based compensation expense	—	—	—	—	—	—	—	—	786	—	—	786
Net unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	(89)	—	$(89)
Net loss	—	—	—	—	—	—	—	—	—	—	(17,001)	(17,001)
Balance at June 30, 2020	—	$—	—	$—	—	$—	35,427,199	$3	$398,110	$(30)	$(82,267)	$315,816
Additional issuance costs related to initial public offering	—	—	—	—	—	—	—	$—	$(123)	$—	$—	$(123)
Vesting of founders' common stock and restricted stock awards	—	—	—	—	—	—	38,058	—	3	—	—	$3
Option exercises	—	—	—	—	—	—	458	—	3	—	—	$3
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,169	—	—	$1,169
Net unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	12	—	$12
Net income	—	—	—	—	—	—	—	—	—	—	(16,534)	$(16,534)
Balance at September 30, 2020	—	$—	—	$—	—	$—	35,465,715	$3	$399,162	$(18)	$(98,801)	$300,346
The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2021	2020
Cash flows from operating activities
Net loss	$(72,732)	$(22,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,117	963
Stock-based compensation expense	7,669	2,380
Other	914	—
Changes in operating assets and liabilities:
Tax credit receivable	—	250
Accounts receivable	7,669	(79)
Prepaid expenses and other current assets	(900)	(4,774)
Other non-current assets	(380)	(70)
Accounts payable	401	1,826
Accrued liabilities	719	1,228
Other long-term liabilities	(55)	(4)
Net cash used in operating activities	(55,578)	(20,786)
Cash flows from investing activities
Purchase of short-term investments	(181,967)	(267,818)
Maturity of short-term investments	231,244	45,997
Accretion of short-term investments	—	(6)
Purchase of property and equipment	(1,361)	(945)
Net cash provided by/(used in) investing activities	47,916	(222,772)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	150,751
Proceeds from issuance of common stock upon completion of private placement	—	10,000
Proceeds from issuance of Series C preferred stock, net of issuance costs	—	52,019
Proceeds from issuances of common stock	2,443	205
Payment of deferred offering costs	(432)	—
Net cash provided by financing activities	2,011	212,975
Net decrease in cash and cash equivalents	(5,651)	(30,583)
Cash and cash equivalents at beginning of period	50,882	85,807
Cash and cash equivalents at end of period	$45,231	$55,224
Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued liabilities	$330	$242
Reclassification of restricted stock award liabilities to common stock upon vesting	$7	$9
Deferred offering costs in accounts payable and accrued liabilities	$17	$—
Net unrealized gain/(loss) on short-term investments	$(8)	$(17)
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
The accompanying condensed balance sheet as of September 30, 2021, condensed statements of operations and comprehensive loss, condensed statements of cash flows, and the condensed statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020, are unaudited. The balance sheet as of December 31, 2020 was derived from audited financial statements as of and for the year ended December 31, 2020. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021, and the results of its operations and its cash flows for the three and nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020, are also unaudited.

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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the nine months ended September 30, 2021, as compared to the significant accounting policies described in Note 2 of the "Notes to the Financial Statements" in the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
There were no Level 3 assets or liabilities as of September 30, 2021 and as of December 31, 2020.
The following tables show the Company’s cash and cash equivalents, Money Market Funds and short-term investments by significant investment category as of September 30, 2021 and December 31, 2020 (in thousands):

	As of September 30, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Level 1:
Money Market Funds	$19,981	$—	$—	$19,981
Level 2:
U.S. Treasury securities included in short-term investments	2,503	—	—	2,503
U.S. government agency securities included in cash and cash equivalents and short-term investments	17,057	1	—	17,058
Corporate debt securities included in cash and cash equivalents and short-term investments	164,292	7	(48)	164,251
Total financial assets	$203,833	$8	$(48)	$203,793

	As of December 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Level 1:
Money Market Funds	$27,686	$—	$—	$27,686
Level 2:
U.S. Treasury securities included in short-term investments	63,101	4	(1)	63,104
U.S. government agency securities included in cash and cash equivalents and short-term investments	54,183	10	—	54,193
Corporate debt securities included in cash and cash equivalents and short-term investments	118,759	1	(46)	118,714
Total financial assets	$263,729	$15	$(47)	$263,697
The Company may sell certain of its short-term securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.
There were no liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020. There have been no transfers between fair value measurement levels during the nine months ended September 30, 2021 and 2020. In addition, there were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2021 and December 31, 2020.
As of September 30, 2021, the Company had not recorded any impairment related to other-than-temporary declines in the fair value of short-term investments. Short-term investments are considered impaired when a decline in fair value is judged to be other-than-temporary. The Company consults with its investment managers and considers available quantitative and qualitative evidence in evaluating potential impairment of its short-term investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost and its intent and ability to hold the investment.
The Company records interest income and accretion income earned on Money Market Funds and U.S. Treasury, U.S. government agency and corporate debt securities to interest and other income (expense), net in its condensed statement of operations and comprehensive loss.

4. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Computer equipment and software	$22	$22
Laboratory equipment	7,600	6,540
Leasehold improvements	1,092	947
Construction-in-progress	597	300
Total property and equipment	9,311	7,809
Less: Accumulated depreciation	(4,605)	(3,488)
Total property and equipment, net	$4,706	$4,321
Depreciation expense for the three months ended September 30, 2021 and 2020 was $0.4 million and $0.3 million, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $1.1 million and $1.0 million, respectively.
5. Accrued Liabilities and Other Long-Term Liabilities
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Accrued compensation and benefits	$3,787	$4,542
Accrued research and development expenses	5,987	3,274
Other accrued liabilities	408	1,675
Deferred rent	138	85
Total accrued liabilities	$10,320	$9,576
Accrued compensation and benefits consist primarily of accrued bonuses and accrued vacation.
Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Deferred rent	$534	$581
Leasehold incentive obligation	222	283
Other liabilities — deposits	—	2
Total other long-term liabilities	$756	$866

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

To date, we have received $25.0 million in contingent payments and $391.0 million remain eligible for achievement. No contingent payments were recognized during the three and nine months ended September 30, 2021 and one contingent payment of $25.0 million was recognized in the first quarter of 2020. Revenues for research and development services for the three and nine months ended September 30, 2021 and 2020 were $1.6 million and $5.6 million, and $4.8 million and $37.4 million, respectively.

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
As of September 30, 2021, we have not exercised our option to further develop any antibody proteins. During the nine months ended September 30, 2021, we recognized research and development expenses under the Adimab Agreement of $28,000 related to full-time employee costs. No research and development expenses under the Adimab Agreement was recognized during the three months ended September 30, 2021. The Company recognized costs of $37,000 during the nine months ended September 30, 2020 and no costs during the three months ended September 30, 2020.

9. Redeemable Convertible Preferred Stock
Under the Company’s Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”), the Company is authorized to issue two classes of shares: preferred and common stock. The preferred stock may be issued in series, and the Company’s board of directors is authorized to determine the rights, preferences, and terms of each series. These rights preferences and terms could include dividend rights, conversion rights, voting rights, terms of redemptions, liquidation preferences and sinking fund terms. As a result of the IPO in June 2020, in which all then outstanding convertible preferred stock was converted into shares of common stock of the Company, there are no outstanding shares of preferred stock as of September 30, 2021.
10. Common Stock
As of September 30, 2021 and December 31, 2020, the Company was authorized to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. The common stock has the following rights and privileges:
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
Shares reserved for future issuance

	As of September 30, 2021	As of December 31, 2020
Exercises of outstanding stock option awards	3,687,930	2,993,855
Shares of common stock available for future grants under the 2020 Equity Incentive Plan	4,290,283	3,644,459
Shares of common stock available for future issuance under the 2020 ESPP	613,098	700,000
Total shares reserved for future issuance	8,591,311	7,338,314
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
The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options or other awards including stock appreciation rights, restricted stock awards and restricted stock units to the Company’s employees, officers, directors, advisors, and consultants for the purchase of up to 4.2 million shares of the Company’s common stock. In addition, to the extent that awards outstanding under the 2020 Plan or the 2015 Plan are cancelled, forfeited or held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) subsequent to May 2020, the shares of common stock reserved for issuance pursuant to such awards will become available for issuance as shares of common stock under the 2020 Plan. The 2020 Plan provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2020 Plan on January 1 of each year beginning January 1, 2021. The number of shares added each January 1 will be equal to the lesser of: (i) 5% of the outstanding shares on the immediately preceding December 31 or (ii) such amount as determined by the administrator of the 2020 Plan, which is the compensation committee of the board of directors of the Company. As of September 30, 2021, 4.3 million shares remained available for issuance under the 2020 Plan.
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
The Company accounted for restricted stock awards as early exercised options and recognized a liability in other liabilities when cash was received for the purchase of shares of restricted stock. As shares of restricted stock vested, the Company reclassified the liability to common stock and additional paid in capital. As of September 30, 2021 and December 31, 2020, the Company recorded a liability included in accrued expenses and other liabilities of $3,000 and $10,000, respectively.
There were no grants of restricted stock awards for the nine months ended months ended September 30, 2021 and 2020.
The following table summarizes restricted stock activity during the nine months ended months ended September 30, 2021:

	Number of Shares	Weighted- Average Grant Date fair value
Outstanding and unvested, as of December 31, 2020	126,522	$1.85
Issued	—	$—
Vested	(87,204)	$1.72
Repurchases	(1,480)	$2.12
Outstanding and unvested, as of September 30, 2021	37,838	$2.13
Restricted stock awards of 4,195 shares with a weighted-average grant date fair value of $0.08 per share, were not purchased by the award holders as of September 30, 2021. As these shares of the restricted common stock awards were not issued, they are not included in the table above.
The aggregate fair value of restricted stock awards vested during the nine months ended months ended September 30, 2021 was $150,000. Total intrinsic value of outstanding unvested restricted stock awards as of September 30, 2021 was $0.6 million.
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
The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for stock option awards with the following assumptions:

Nine Months Ended September 30,
	2021	2020
Expected volatility	74.95% - 76.31%	72.10% - 77.50%
Risk-free interest rate	0.61% - 1.07%	0.27% - 0.82%
Expected dividend	—	—
Expected term (in years)	5.44 - 6.08	5.26 - 6.75
Underlying common stock fair value	18.85 - 38.23	6.22 - 24.64
The Company granted 63,350 stock options under the 2020 Plan during the three months ended September 30, 2021.
A summary of option activity under the 2015 Plan and the 2020 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	2,993,855	$8.18	8.84	$43,890
Granted	1,347,091	$27.21
Exercised	(250,488)	$4.83
Forfeited / expired	(402,528)	$15.75
Outstanding as of September 30, 2021	3,687,930	$14.50	8.46	$24,438
Exercisable as of September 30, 2021	1,165,038	$7.94	7.71	$12,110
Vested and expected to vest as of September 30, 2021	3,687,930	$14.50	8.46	$24,438

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of September 30, 2021. The weighted-average grant date fair value of options granted during the nine months ended months ended September 30, 2021 was $17.69 per share.
Stock-Based Compensation Expense
The following table presents the components and classification of stock-based compensation expense for the Company’s stock-based awards for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted stock awards	$47	$51	$149	$160
Stock options and ESPP	2,764	1,118	7,520	2,220
Total stock-based compensation expense	$2,811	$1,169	$7,669	$2,380
Research and development expenses	$915	$564	$2,953	$1,015
General and administrative expenses	$1,896	$605	$4,716	$1,365
As of September 30, 2021, there was $0.1 million of unrecognized compensation costs that is expected to be recognized over the weighted-average periods of 0.62 years related to restricted stock awards. As of September 30, 2021, there was $27.0 million of unrecognized compensation costs that is expected to be recognized over the weighted-average periods of 2.57 years related to stock options.
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
Under the 2020 ESPP, eligible employees may purchase shares of our common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The 2020 ESPP provides for a six-month offering period. At the end of the purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of the fair market value at the beginning of the offering period or 85% of the fair market value at the end of the purchase period, subject to tax limitations on the total value of the purchase. The 2020 ESPP is considered a compensatory plan, and the Company recorded $0.1 million and $0.5 million in stock-based compensation expense for the three and nine months ended September 30, 2021, respectively. There was $0.2 million of stock-based compensation expense attributed to the 2020 ESPP for the three and nine months ended September 30, 2020 as the 2020 ESPP was adopted in August 2020. As of September 30, 2021, 86,902 shares of common stock were issued under the 2020 ESPP. The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for the 2020 ESPP with the following assumptions:

	Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	0.06% - 0.07%	0.11%
Expected term of options (in years)	0.50	0.58
Expected stock price volatility	67.16% - 89.51%	83.72%
Expected dividends	—	—
12. Income Taxes
For the three and nine months ended September 30, 2021 and 2020, the Company did not record an income tax provision. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax assets will not be realized. As a result, the Company’s effective tax rate will remain at 0% because there are no estimated or discrete items which would impact the tax provision.
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
Leases
In February 2018, the Company entered into a non-cancelable lease agreement (the “Lease”) for premises consisting of approximately 32,974 square feet located in South San Francisco, California (the “Premises”). The Company moved into the Premises in July 2018. The Premises is being used for the Company’s corporate headquarters and principal operating facility. The term of the Lease is eighty-four months, which commenced on July 1, 2018. Base rent was abated for the first two months of the lease term and thereafter is $0.2 million per month during the first year of the lease term, with specified annual increases thereafter. The Company paid a refundable security deposit of approximately $0.4 million, which is included in other non-current assets in the balance sheets at September 30, 2021 and December 31, 2020. The Company has the right to extend the lease term by seven years upon written notice not more than twelve months nor less than nine months prior to the expiration of the original lease term, with monthly payments equal to the “fair rental value” as defined in the Lease.
During the three months ended September 30, 2021 and 2020, rent expense, including common area maintenance expense, was $0.6 million. For the nine months ended September 30, 2021 and 2020 rent expense was $1.8 million and $1.9 million, respectively.
Future minimum lease payments under the Lease as of September 30, 2021 were as follows (in thousands):

Year ending December 31:	Operating Lease
2021 (remainder of the year)	$515
2022	2,098
2023	2,171
2024	2,247
2025	1,143
Total	$8,174
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
In October 2019, the Company entered into the Novartis Agreement with Novartis covering the development and commercialization of the Company's preclinical product candidate, PLN-1474 and up to three additional targets. Upon execution of the agreement, Pliant also entered into a financing side letter with Novartis, whereby Novartis committed to provide up to $30.0 million in equity financing of which $20.0 million was provided for preferred stock as a part of a Series C equity offering and the remaining $10.0 million was completed in a private placement for common stock concurrently with the completion of the Company’s IPO. As of September 30, 2021 and December 31, 2020, Novartis owned approximately 6.0% and 6.1%, respectively, of our outstanding shares of common stock on a fully diluted basis. See Note 6 for additional information.
15. Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of $0.1 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.5 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively.
16. Net Loss Per Share Attributable to Common Stockholders
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	Nine Months Ended September 30,
	2021	2020
Options to purchase common stock	3,687,930	2,808,477
Restricted stock awards granted and not purchased	4,195	4,195
Unvested restricted shares	37,838	159,833
Total	3,729,963	2,972,505
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss per share:
Net loss	$(27,045)	$(16,534)	$(72,732)	$(22,506)
Net loss attributable to common stockholders	$(27,045)	$(16,534)	$(72,732)	$(22,506)
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders:
Basic	35,906,303	35,445,504	35,787,022	16,592,746
Diluted	35,906,303	35,445,504	35,787,022	16,592,746
Net loss per share attributable to common stockholders:
Basic	$(0.75)	$(0.47)	$(2.03)	$(1.36)
Diluted	$(0.75)	$(0.47)	$(2.03)	$(1.36)

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
Third Quarter and Recent Highlights
•Positive interim results from Phase 2a PET imaging clinical trial show αvβ6 target engagement up to 98% in the lungs of patients with idiopathic pulmonary fibrosis (IPF). The ongoing Phase 2a open-label PET imaging clinical trial is evaluating αvβ6 target engagement levels achieved by PLN-74809 across single-doses of 60, 120, 240 or 320 mg in up to 12 IPF patients. Interim results showed a dose response and a greater than 50% target engagement across all doses and established a model of the dose and plasma concentration response. Furthermore, these data support potential anti-fibrotic activity of PLN-74809 at the doses being evaluated in the ongoing Phase 2a INTEGRIS-IPF trial.
•PLN-74809 Phase 2a trial in idiopathic pulmonary fibrosis (IPF) enrollment on track with topline data anticipated by mid-2022. INTEGRIS-IPF is a 12-week randomized, dose-ranging, double-blind, placebo-controlled trial evaluating the safety, tolerability and pharmacokinetics of PLN-74809 at doses of 40, 80 or 160 mg in IPF patients. Exploratory endpoints include quantitative lung fibrosis (QLF) imaging, pulmonary function tests as well as biomarkers. Enrollment is currently on track to be completed by the end of 2021 with topline data anticipated by mid-2022.

•Data anticipated in the first quarter of 2022 from additional doses in the PLN-74809 Phase 1b proof-of-mechanism study evaluating inhibition of TGF-β signaling in the lungs of healthy volunteers. In a previously reported Phase 1b proof-of-mechanism study, 40 mg once-daily dosing of PLN-74809 inhibited activation of TGF-β, a key driver of fibrosis. Based on additional safety and pharmacokinetic data from the Phase 1a study, Pliant initiated an extension of the Phase 1b study. This study extension evaluates inhibition of TGF-b signaling at doses above 40mg of PLN-74809. These data, coupled with the recently reported positive interim Phase 2a PET target engagement data, will provide important information about the relationship between PLN-74809 plasma exposure, target engagement, TGF-β signaling inhibition and potential antifibrotic activity across the dose range currently being tested in the INTEGRIS-IPF trial. Data from this Phase 1b study is anticipated in the first quarter of 2022.
•PLN-74809 Phase 2a trial in primary sclerosing cholangitis (PSC) enrollment on track. INTEGRIS-PSC is a 12-week randomized, dose-ranging, double-blind, placebo-controlled trial evaluating the safety, tolerability, and pharmacokinetics PLN-74809 at doses of 40, 80 or 160 mg in PSC patients. Exploratory endpoints include fibrosis biomarkers such as Pro-C3 and ELF, changes in ALP and liver imaging. Enrollment is currently anticipated to be completed by mid-2022.
•Phase 1 drug-drug Interaction (DDI) study results show low potential of PLN-74809 to elicit drug-drug interactions with PLN-74809 appearing combinable with nintedanib or pirfenidone. Results from a Phase 1 DDI study showed no meaningful impact on concentrations of PLN-74809 or co-administered drugs. These data suggest that PLN-74809 may be co-administered with agents such as nintedanib or pirfenidone without dose adjustments.
•Muscular Dystrophy and Oncology programs advancing towards IND. Early-stage integrin targeting programs focused on developing novel therapies in oncology and muscular dystrophies continue to advance towards IND. The muscular dystrophy program utilizes an antibody to improve muscle function through activation of an integrin compensatory mechanism. The oncology program focuses on increasing tumor sensitivity to checkpoint inhibitors through small molecule inhibition of αvβ8.

Since inception, we have had significant operating losses. Our net loss was $27.0 million and $72.7 million for the three and nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $190.6 million and cash, cash equivalents and short-term investments of $221.0 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase in connection with our ongoing activities, as we:
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

Components of Operations
Revenue
We have not generated any revenue from product sales and do not expect to do so in the near future. Our revenue to date is derived from a Collaboration and License Agreement with Novartis, or the "Novartis Agreement," that was executed in 2019. Our revenue from Novartis is included under the caption "Revenue - related party" because Novartis had aggregate holdings of our outstanding common stock of greater than 5% upon the close of our IPO. As of September 30, 2021 and December 31, 2020, Novartis owned approximately 6.0% and 6.1%, respectively, of our outstanding shares of common stock on a fully diluted basis.
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
Financial Operations Overview
Comparison of the three months ended September 30, 2021 and 2020 (in thousands)

	Three months ended September 30,
	2021	2020	$ Change
Revenue—related party	$1,610	$4,814	$(3,204)
Operating expenses:
Research and development	(21,052)	(16,884)	(4,168)
General and administrative	(7,671)	(4,591)	(3,080)
Total operating expenses	(28,723)	(21,475)	(7,248)
Loss from operations	(27,113)	(16,661)	(10,452)
Interest and other income (expense), net	68	127	(59)
Net loss	$(27,045)	$(16,534)	$(10,511)

Revenue—Related Party
Revenue-related party was $1.6 million for the three months ended September 30, 2021 compared to $4.8 million for the three months ended September 30, 2020. The decrease of $3.2 million is primarily attributable to development work associated with the Phase 1 clinical trial of PLN-1474 in healthy volunteers which had completed prior to the second quarter of 2021.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,
	2021	2020	$ Change
Employee-related expenses	$4,774	$4,028	$746
Outside and consulting services for preclinical studies and research and development activities by third party contract organizations	3,439	3,607	(168)
Clinical trials expenses	9,960	6,506	3,454
Depreciation of lab equipment and costs of equipment and supplies	1,282	1,183	99
Technology and intellectual property licenses	13	29	(16)
Facilities and other allocated expenses	1,584	1,532	52
Total research and development expenses	$21,052	$16,885	$4,167
Research and development expenses for the three months ended September 30, 2021 was $21.1 million compared to $16.9 million for the three months ended September 30, 2020. The increase of $4.2 million is primarily attributable to employee related expenses, driven by headcount, salaries and stock-based compensation expense, and an increase in clinical trial expenses largely due to underlying clinical conduct associated with our Phase 2 trials for PLN 74809.
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
General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 was $7.7 million compared to $4.6 million for the three months ended September 30, 2020. The increase of $3.1 million is primarily attributable to employee related expenses, driven by salaries and stock-based compensation expense, and increased costs associated with our operating as a public company, for example, insurance premiums and accounting and audit expenses.
We expect our general and administrative expenses to increase for the foreseeable future as we continue to build our administrative function to support our growth in operations and to meet the requirements of operating as a public company, particularly as we cease being an emerging growth company on December 31, 2021.
Interest and Other Income (Expense), net
Interest and other income (expense), net for the three months ended September 30, 2021 was $68,000 compared to $127,000 for the three months ended September 30, 2020. The decrease of $59,000 resulted from lower interest income in the current period owing to smaller investment balances compared to the third-quarter of 2020.

Comparison of the nine months ended September 30, 2021 and 2020 (in thousands)

	Nine Months Ended September 30,
	2021	2020	$ Change
Revenue—related party	$5,573	$37,352	$(31,779)
Operating expenses:
Research and development	(58,797)	(48,339)	(10,458)
General and administrative	(19,712)	(11,642)	(8,070)
Total operating expenses	(78,509)	(59,981)	(18,528)
Loss from operations	(72,936)	(22,629)	(50,307)
Interest and other income, net	204	123	81
Net loss	$(72,732)	$(22,506)	$(50,226)

Revenue—Related Party
Revenue-related party was $5.6 million for the nine months ended September 30, 2021 compared to $37.4 million for the nine months ended September 30, 2020. The decrease of $31.8 million is primarily attributable to a $25.0 million milestone achieved in the first quarter of 2020 for first-patient-first-dose in our Phase 1 clinical trial of PLN-1474 in healthy volunteers and associated development work.
Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	$ Change
Employee-related expenses	$15,087	$10,697	$4,390
Outside and consulting services for preclinical studies and research and development activities by third party contract organizations	9,666	10,692	(1,026)
Clinical trials expenses	25,304	17,440	7,864
Depreciation of lab equipment and costs of equipment and supplies	4,302	3,380	922
Technology and intellectual property licenses	34	2,465	(2,431)
Facilities and other allocated expenses	4,404	3,665	739
Total research and development expenses	$58,797	$48,339	$10,458
Research and development expenses for the nine months ended September 30, 2021 was $58.8 million compared to $48.3 million for the nine months ended September 30, 2020. The increase of $10.5 million is primarily attributable to employee related expenses, driven by headcount, salaries and stock-based compensation expense, and an increase in clinical trial expenses for PLN 74809 and manufacturing activities to support our clinical and early research programs. These increases were partially offset by a decrease in expenses related to intellectual property rights as we expensed a $2.4 million milestone payment due to the University of California in the second quarter of 2020, upon the close of our IPO, associated with certain patents and technology relating to αvß1.
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
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2021 was $19.7 million compared to $11.6 million for the nine months ended September 30, 2020. The increase of $8.1 million is primarily attributable to employee related expenses, driven by salaries and stock-based compensation expense, and increased costs associated with our operating as a public company, for example, insurance premiums and accounting and audit expenses.
We expect our general and administrative expenses to increase for the foreseeable future as we continue to build our administrative function to support our growth in operations and to meet the requirements of operating as a public company, particularly as we cease being an emerging growth company on December 31, 2021.
Interest and Other Income (Expense), net
Interest and other income (expense), net for the nine months ended September 30, 2021 was $204,000 compared to $123,000 for the nine months ended September 30, 2020. The increase of $81,000 resulted from higher interest income in the current period owing to larger average investment balances for the year to date period following the increase in cash, cash equivalents and short-term investments resulting from our IPO.
Liquidity and Capital Resources
Overview
As of September 30, 2021, we had $221.0 million of cash, cash equivalents and short-term investments. Our short-term investments consist of U.S. Treasury securities, U.S. Government agency securities and highly rated, investment-grade corporate debt securities. During the third quarter, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may issue and sell up to $150.0 million of shares of common stock from time to time. The issuance and sale of these shares pursuant to the Sales Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. We have not issued any shares pursuant to any at-the-market offerings but may do so at a future date. Based on our current operating plan, we anticipate that the aggregate of our current cash, cash equivalents and short-term investments will be sufficient to fund our planned operations, commitments and contractual obligations for a period of at least one year following the date of this Report and into 2023. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs.
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
Cash Flows
Comparison of the nine months ended September 30, 2021 and 2020
The following summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,		$ Change
	2021	2020
Net cash used in operating activities	$(55,578)	$(20,786)	(34,792)
Net cash provided by/(used in) investing activities	47,916	(222,772)	270,688
Net cash provided by financing activities	2,011	212,975	(210,964)
Net (decrease)/increase in cash and cash equivalents	$(5,651)	$(30,583)	$24,932
Cash Used in Operating Activities
Net cash used in operating activities increased by $34.8 million to $55.6 million for the nine months ended September 30, 2021 compared to the same period in 2020. The change over prior year is primarily attributable to an increase in operating expenses of approximately $18.5 million and less revenues owing to the achievement, and receipt, of a $25.0 million milestone in the first quarter of 2020 associated with the PLN-1474 collaboration with Novartis.
Cash Provided by/Used in Investing Activities

Net cash provided by investing activities increased by $270.7 million to $47.9 million for the nine months ended September 30, 2021 compared to the same period in 2020. The difference is driven by the initial purchase of securities following receipt of financing proceeds from the Series C preferred stock offering, private placement and IPO in 2020.
Cash Provided by Financing Activities
Net cash provided by financing activities decreased by $211.0 million to $2.0 million for the nine months ended September 30, 2021 compared to the same period in 2020. The decrease is attributable to proceeds from the IPO, private placement and Series C preferred stock being received in 2020 whereas the only financing activity during 2021 was derived from the exercise of stock options.
Contractual Obligations and Other Commitments
There have been no material changes to our contractual obligations and other commitments as of September 30, 2021, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Emerging Growth Company Status and JOBS Act Accounting Election
Based on the market value of our common stock held by our non-affiliates as of June 30, 2021, we will be considered a “large accelerated filer” on December 31, 2021 and thus lose our status as an emerging growth company as of such date. Accordingly, we will be required to adopt ASU No. 2016-02 (Topic 842), Leases and ASU No. 2016-13 (Topic 326), Financial Instruments - Credit Losses in our Annual Report on Form 10-K for the year ending December 31, 2021 and interim periods thereafter.
Emerging growth companies, as defined in the JOBS Act, are permitted to delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Accordingly, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
In addition, we have relied upon other exemptions and reduced reporting requirements provided by the JOBS Act such as not being required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash, cash equivalents and short-term investments of $221.0 million as of September 30, 2021 which consisted of bank deposits, highly liquid money market funds and short-term investments in U.S. treasury securities, U.S. government agency securities and corporate debt securities. Historical fluctuations in interest rates have not been significant for us. We had no outstanding debt as of September 30, 2021. Due to the short-term maturities of our cash equivalents and short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments. To minimize the risk, we maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are composed of U.S. Treasury and U.S. Treasury-backed repurchase agreements or short-term U.S. Treasury securities, U.S. government agency securities and corporate debt securities. We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We considered our internal controls over financial reporting in regards to the impact of COVID-19 and concluded that our controls continue to operate in a remote environment without material effect on our internal controls over financial reporting.
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
We have incurred significant net losses since our inception and have financed our operations principally through equity financing and our collaboration with Novartis. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss was $27.0 million and $72.7 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, we had an accumulated deficit of $190.6 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be at least several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to further develop and, if approved, market additional potential product candidates.
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
As of September 30, 2021, we had approximately $221.0 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments, will be sufficient to fund our operating expenses and capital expenditure requirements into 2023. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also may be required to seek collaborators for any of our product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.
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

We may experience setbacks that could delay or prevent regulatory approval of, or the extent of regulatory protection or our ability to commercialize, our product candidates, including:
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
•failure to secure or maintain orphan designation in some jurisdictions;
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
•the willingness or availability (including legality under any future or reinstated COVID-19 shelter-in-place regulations) of patients to participate in our trials (including due to fears of contracting COVID-19);
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
Further, timely enrollment in clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things, pandemics. For example, our clinical trial sites have been affected by the COVID-19 pandemic. Commencement of enrollment of our clinical trials of PLN-74809 in IPF and PSC was delayed. While these trials have resumed patient enrollment, we believe we are experiencing slower than expected enrollment due to the pandemic. Also, while the Phase 1 trial of PLN-1474 has completed, this trial experienced delays due to COVID-19. In addition, after enrollment in these trials, if patients contract COVID-19 during participation in our trials or are subject to isolation or shelter-in-place restrictions, this may cause them to drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols. If patients are unable to follow the trial protocols or if our trial results are otherwise disputed due to the effects of the COVID-19 pandemic or actions taken to mitigate its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

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
In order to obtain orphan designation in the EEA, the product must fulfill certain challenging criteria. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it meets the following criteria: (1) is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; and (2) either the prevalence of such condition must not be more than five in 10,000 persons in the EU when the application is made, or without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the EU to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000.
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
There are a number of biopharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of fibrosis. Companies that we are aware of that are targeting the treatment of various fibrosis indications through inhibiting various parts of the TGF-ß pathway include companies with significant financial resources such as AbbVie Inc., AstraZeneca plc, Bristol Myers Squibb Co., Corbus Pharmaceutical, DiCE Therapeutics, Inc., FibroGen, Inc., Gilead Sciences, Inc., Galapagos NV, Morphic Therapeutic, Inc., Novartis AG, and Takeda Pharmaceutical Company.
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
Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States, sales of any products for which we may receive regulatory marketing approval will depend, in part, on the availability of coverage and adequacy of reimbursement from third-party payors. Third-party payors include government authorities such as Medicare, Medicaid, TRICARE, and the Veterans Administration, managed care providers, private health insurers, and other organizations. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Patients are unlikely to use our product candidates unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost. We cannot be sure that coverage and adequate reimbursement will be available for any product that we may develop and, if reimbursement is available, what the level of reimbursement will be.
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
Coverage and reimbursement for products may vary depending on the payor, the insurance plan, and other factors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. A primary trend in the healthcare industry is cost containment as government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement available for certain medications. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates, once approved. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates, if approved.
A primary trend in the United States health care industry is toward cost containment, as government authorities, third-party payors, and others have attempted to control costs by limiting coverage and the amount of reimbursement available for certain treatments. Such third-party payers, including Medicare, may question the coverage of, and challenge the prices charged for medical products, and many third-party payers limit coverage and reimbursement for newly approved health care products. Moreover, reimbursement, if available, may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers, by any future laws limiting drug prices. If we are unable to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payers for any approved products that we develop there could be a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.
Changes to these current laws and state and federal healthcare reform measures that may be adopted in the future that impact coverage and reimbursement for drug or biologic products may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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
Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of biopharmaceutical products. Arrangements with third-party payors and customers can expose biopharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, or FCA, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute biopharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs, remuneration provided to health care professionals and their affiliates, charitable donations and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•the federal Anti-Kickback Statute, a criminal law, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim submitted for payment to any federal health care program that includes items or services that were made as a result of a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between biopharmaceutical manufacturers on the one hand, and prescribers, purchasers, and formulary managers, among others, on the other.
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
•the federal Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, and its implementing regulations, which require some manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Centers for Medicare and Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made in the previous year to certain non-physician providers such as physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists, and certified nurse-midwives;
•federal government price reporting laws, which require pharmaceutical manufacturers to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
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
•voluntary or mandatory product recalls and related publicity requirements;
•total or partial suspension of production;

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
Changes in regulations, statutes or the interpretation of existing regulations governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the pricing, coverage and reimbursement thereof could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.
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
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of the federal district court litigation regarding the method CMS uses to determine this risk adjustment. Since then, the ACA risk adjustment program payment parameters have been updated annually. In addition, in March 2021, Congress enacted the American Rescue Plan Act of 2021, which included among its provisions a temporary increase in premium tax credit assistance for individuals eligible to receive qualified health plan premium subsidies for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium such tax credits. We cannot predict what effect the healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA would have on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect into 2031 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic.
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
In addition, there have been several notable changes to the 340B drug pricing program, which generally imposes ceilings on prices that drug manufacturers can charge for certain covered outpatient drugs sold to specified health care facilities, called “covered entities.” For example, on January 5, 2017, the Health Resources and Services Administration (HRSA), which administers the 340B program, issued a final rule, which became effective January 1, 2019, that, in part, established regulations for the issuance of civil monetary penalties for a manufacturer that “knowingly and intentionally charges a covered entity more than the ceiling price.” In addition, on December 14, 2020, HRSA issued an Administrative Dispute Resolution (ADR) final rule that established a formal process for disputes between applicable covered entities and manufacturers under the 340B program. This ADR final rule is currently subject to litigation, but HRSA is moving forward with instituting the ADR processes at this time. Multiple manufacturers have filed litigation against HRSA regarding the agency’s requirement that manufacturers honor contract pharmacy arrangements, which are arrangements in which a covered entity purchases the covered drug at the discounted ceiling price, but the drug is dispensed at a different pharmacy. Such litigation is ongoing. In addition, after a CMS rule reduced Medicare reimbursement to covered entities for certain outpatient drugs purchased at the discounted 340B price effective January 1, 2018, hospitals filed suit to try to reverse the reduction in reimbursement. On December 27, 2018, the District Court for the District of Columbia invalidated the reimbursement change; however, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. The Supreme Court has agreed to hear the case and a ruling is expected in 2022. It is unclear how these developments could affect, if at all, our future obligations under the 340B program or covered hospitals who might purchase our future products.
At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. On August 10, 2021, CMS issued a proposed rule to rescind the Interim Final Rule. Comments to this proposed rule were due by October 12, 2021. Additionally, on November 20, 2020, DHHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Implementation of the amendments to the discount safe harbor have been delayed until at least January 1, 2023 due to litigation challenging the rule with the litigants further agreeing to hold the case in abeyance pending further review of the rule by the Biden administration. More recently, the bipartisan infrastructure legislation passed by the U.S. Senate included a moratorium on implementation of the rule before January 1, 2026; however, it is unclear whether or when such legislation will be enacted. It remains unclear whether the Biden administration will work to reverse the measures taken by the prior administration or pursue similar policy initiatives. However, Congress and the Biden administration have each indicated that it will continue to seek new legislative measures to control drug costs. For example, the American Rescue Plan Act of 2021 included among its provisions a sunset of the ACA’s cap on pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program. Under the ACA, manufacturers’ rebate liability was capped at 100% of the average manufacturer price for a covered outpatient drug. Effective January 1, 2024, manufacturers’ Medicaid Drug Rebate Program rebate liability will no longer be capped, potentially resulting in a manufacturer paying more in Medicaid Drug Rebate Program rebates than it receives on the sale of certain covered outpatient drugs. Further, on July 9, 2021, President Biden issued an Executive Order to promote competition in the U.S. economy that included several initiatives addressing prescription drugs. Among other provisions, the Executive Order stated that the Biden administration will “support aggressive legislative reforms that would lower prescription drug prices, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and through other related reforms.” The Executive Order also instructed the Department of Health and Human Services to issue a report to the White House within 45 days that includes a plan to, among other things, reduce prices for prescription drugs, including prices paid by the federal government for such drugs. It remains unclear whether the Biden administration will work to reverse the measures taken by the Trump administration or pursue similar policy initiatives.
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
•we may not be able to extend the patent term in some jurisdictions;
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
Any patents, if issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or the USPTO (or the EPO).
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
At EU level, the Court of Justice of the European Union (CJEU) has recently narrowed the availability of patent term extension for second medical use therefore affecting the scope of patent protection available.
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

It is important to note that the regulatory protection afforded to medicinal product such as data exclusivity, marketing protection, market exclusivity for orphan indications and paediatric extension are currently under review at EU level. It is expected that the protection currently afforded in the EU will be reduced in the years to come.
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

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make drug candidates that are similar to ours but that are not covered by the claims of the patents that we own or have exclusively licensed;
•we or our licensors or future collaborators might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;
•we or our licensors or future collaborators might not have been the first to file patent applications covering certain of our inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•it is possible that our pending patent applications will not lead to issued patents;
•issued patents that we own or have exclusively licensed may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable;
•we cannot predict the scope of protection of any patent issuing based on our patent applications, including whether the patent applications that we own or in-license will result in issued patents with claims that cover our drug candidates or uses thereof in the United States or in other foreign countries;
•the claims of any patent issuing based on our patent applications may not provide protection against competitors or any competitive advantages, or may be challenged by third parties;
•if enforced, a court may not hold that our patents are valid, enforceable and infringed;
•we may need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;
•we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property;
•we may fail to adequately protect and police our trademarks and trade secrets; and
•the patents of others may have an adverse effect on our business, including if others obtain patents claiming subject matter similar to or improving that covered by our patents and patent applications.
Should any of these events occur, they could significantly harm our business, results of operations, and prospects.

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
Our collaborators, prospective collaborators, and suppliers may need assurances that our financial resources and stability on a stand-alone basis are sufficient to satisfy their requirements for doing or continuing to do business with us.
Some of our collaborators, prospective collaborators, and suppliers may need assurances that our financial resources and stability on a stand-alone basis are sufficient to satisfy their requirements for doing or continuing to do business with us. If our collaborators, prospective collaborators or suppliers are not satisfied with our financial resources and stability, it could have a material adverse effect on our ability to develop our drug candidates, enter into licenses or other agreements and on our business, financial condition or results of operations.
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
As of September 30, 2021, we had 90 full-time employees. As our clinical development and commercialization plans and strategies develop, and as we transition into operating as a public company, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:
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
Our ability to compete in the highly competitive biotechnology and biopharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our management, scientific and medical personnel, including Bernard Coulie, M.D., Ph.D., our President and Chief Executive Officer, Keith Cummings, M.D., our Chief Financial Officer, Johannes (Hans) Hull, J.D., our Chief Business Officer and Éric Lefebvre, M.D., our Chief Medical Officer. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.
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
Based on shares outstanding as of September 30, 2021, our executive officers, directors and their affiliates and our principal stockholders beneficially held, in the aggregate, approximately a quarter of our outstanding voting stock. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to continue to grant equity awards to employees, directors, and consultants under our stock incentive plans. We may also raise capital through equity financings in the future, including an "at-the-market" offering pursuant to our Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.
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
Numerous federal and state laws and regulations, including HIPAA and HITECH, govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information or personal information. In the course of performing our business we obtain personally identifiable information (PII), including health-related information. Such laws and regulations relating to privacy, data protection, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that varies from one jurisdiction to another and/or may conflict with other laws or regulations. HIPAA establishes national privacy and security standards for the protection of individually identifiable health information, including protected health information (PHI) for certain covered entities, including healthcare providers that submit certain covered transactions electronically, as well as their ‘‘business associates.” Penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly depending on the failure and could include civil monetary or criminal penalties. HIPAA also authorizes state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care claim in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. The Department of Health and Human Services Office for Civil Rights (OCR) has recently increased its enforcement efforts on compliance with HIPAA, including the security regulations (Security Rule), bringing actions against entities which have failed to implement security measures sufficient to reduce risks to electronic protected health information or to conduct an accurate and thorough risk analysis, among other violations. HIPAA enforcement actions may lead to monetary penalties and costly and burdensome corrective action plans. Additionally, on December 10, 2020, OCR issued a proposed rule aimed at strengthening individuals’ rights to access their own health information, as well as reducing administrative burdens on HIPAA covered health care providers and health plans, among other changes. While a final rule has not yet been issued, if adopted, these proposed changes may require us to update our HIPAA policies and procedures to comply with the new requirements
California passed the California Consumer Protection Act of 2018, or the CCPA, which went into effect in January 2020 and provides new data privacy rights for consumers and new operational requirements for companies, which may increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. Failure to comply with the CCPA risks regulatory fines, and the CCPA grants a private right of action and statutory damages for an unauthorized access and exfiltration, theft, or disclosure of certain types of personal information resulting from the company’s violation of a duty to maintain reasonable security procedures and practices. The CCPA also provides authority to the California Attorney General to seek civil penalties for intentional violations of the CCPA. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities. How this HIPAA exception is enforced and interpreted may also impact our business activities. Additionally, this exception does not apply to the private cause of action afforded to individuals for information security incidents.
In addition, the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020, or the CPRA, becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how it is interpreted. In the interim, the CPRA will require additional investment in compliance programs and potential modifications to business processes
The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as other states or the federal government may follow California’s lead and increase protections for U.S. residents. For example, on March 2, 2021, the Virginia Consumer Data Protection Act, which will take effect on January 1, 2023, was signed into law and on July 8, 2021, the Colorado Privacy Act, which will take effect on July 1, 2023, was signed into law. On September 18, 2021, the Uniform Law Commission published the Uniform Personal Data Protection Act, which states may begin to adopt. The CCPA has already prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs and adversely affect our business.
Additionally, the Federal Trade Commission (FTC) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination and security of health-related and other personal information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5 of the FTC Act.
Our business relies on secure and continuous processing of information and the availability of our Information Technology (IT) networks and IT resources, as well as critical IT vendors that support our technology and data processing operations. Security breaches, computer malware and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. OCR, in partnership with the Healthcare and Public Health Sector Coordinating Council, recently issued cybersecurity guidelines for healthcare organizations that reflect consensus-based, voluntary practices to cost-effectively reduce cybersecurity risks for organizations of varying sizes. Although these HHS-backed guidelines, entitled “Health Industry Cybersecurity Practices: Managing Threats and Protecting Patients,” are voluntary, they are likely to serve as an important reference point for the healthcare industry, and may cause us to invest additional resources in technology, personnel and programmatic cybersecurity controls as the cybersecurity risks we face continue to evolve.
We regularly monitor, defend against and respond to attacks to our networks and other information security incidents. Despite our information security efforts, our facilities, systems, and data, as well as those of our third party service providers, may be vulnerable to privacy and information security incidents such as data breaches, viruses or other malicious code, coordinated attacks, data loss, phishing attacks, ransomware, denial of service attacks, or other security or IT incidents caused by threat actors, technological vulnerabilities or human error. If we, or any of our IT support vendors, fail to comply with laws requiring the protection of sensitive personal information, or fail to safeguard and defend personal information or other critical data assets or IT systems, we may be subject to regulatory enforcement and fines as well as private civil actions. We may be required to expend significant resources in the response, containment, mitigation of cybersecurity incidents as well as in defense against claims that our information security was unreasonable or otherwise violated applicable laws or contractual obligations.
In addition to our operations in the United States, which may be subject to healthcare and other laws relating to the privacy and security of health information and other personal data, we may seek to conduct clinical trials in the EEA and may become subject to additional EEA data privacy laws, regulations and guidelines. The General Data Protection Regulation, (EU) 2016/679, or EU GDPR, became effective on May 25, 2018, and deals with the collection, use, storage, disclosure, transfer or other processing of personal data, including personal health data, regarding individuals in the EEA. The EU GDPR imposes a broad range of strict requirements on companies subject to the EU GDPR, including requirements relating to having legal bases for processing personal data (i.e., data relating to identifiable individuals) and transferring such personal data outside the EEA, including to the United States, and providing details to those individuals regarding the processing of their personal data, keeping personal data secure, having data processing agreements with third parties who process personal data on our behalf, responding to individuals’ requests to exercise their rights in respect of their personal data, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments and record-keeping. Further, national laws of member states of the EU may partially deviate from the EU GDPR and impose different obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EEA. In particular, as it relates to processing and transfer of genetic data and health data, the EU GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty.
The EU GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to €10,000,000 or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to €20,000,000 or up to 4% of our total worldwide annual turnover, whichever is greater, for more serious offenses. The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR. If our efforts to comply with EU GDPR or other applicable EU laws and regulations are not successful, or are perceived to be unsuccessful, it could adversely affect our business in the EU.
The EU GDPR also prohibits the transfer of personal data from the EEA to the United States and most other countries that are not recognized as having “adequate” data protection laws by the European Commission unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards allowing U.S. companies to import personal data from the EEA has been certification to the EU-U.S. Privacy Shield framework administered by the U.S. Department of Commerce. However, the European Court of Justice, or the ECJ, issued a decision in July 2020 which invalidated the EU-U.S. Privacy Shield framework for international transfers (Schrems II) and imposed further restrictions on the use of standard contractual clauses (SCCs) including, a requirement for companies to carry out a transfer privacy impact assessment, which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under the SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EU. Following that decision, the Swiss Federal Data Protection and Information Commissioner (FDPIC) took a similar view and considered that data transfers based on the Swiss-U.S. Privacy Shield framework are no longer lawful (despite the fact that Schrems II is not directly applicable in Switzerland (unless the Swiss based company is subject to the EU GDPR) and the Swiss-U.S. Privacy Shield has not been officially invalidated).
Further, the European Commission recently published new EU SCCs, which place onerous obligations on the contracting parties. At present, there are few, if any, viable alternatives to the SCCs. These developments could restrict our activities in the EEA/Switzerland, limit our ability to provide our products and services in the EEA/Switzerland, and/or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EEA/Switzerland to the United States.

Following the UK’s departure from the EU (Brexit), the EU GDPR’s data protection obligations continue to apply to the UK in substantially unvaried form under the so-called “UK GDPR”. The UK GDPR exists alongside the UK Data Protection Act 2018 which implements certain derogations in the UK GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions.
In the event we commence clinical trials in the EEA, the UK or Switzerland, applicable data protection laws may increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms and safeguards to ensure compliance, including as implemented by individual countries. Compliance with data protection laws in the EEA, the UK and Switzerland will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities. We expect that we will continue to face uncertainty as to whether our efforts to comply with any obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or biopharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or biopharmaceutical partners to continue to use our products and solutions due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law. Such clients or biopharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the forgoing could materially harm our business, prospects, financial condition and results of operations.
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
The UK government is currently trying to renegotiate fundamental aspects of the Northern Ireland Protocol so this is an unpredictable area for companies in the near future. The TCA allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products.
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
Repurchase of Shares of Company Equity Securities
The following table contains information relating to the repurchases of our common stock made by us in the three months ended September 30, 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
July 1-31, 2021	1,180	$0.08
August 1-31, 2021	—	—
September 1-30, 2021	175	0.08
	1,355	$0.08
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
Date: November 9, 2021

PLIANT THERAPEUTICS, INC.

By:	/s/ Bernard Coulie
Bernard Coulie, M.D., Ph.D.
President and Chief Executive Officer

By:	/s/ Keith Cummings
Keith Cummings, M.D., M.B.A.
Chief Financial Officer (Principal Financial Officer)