Form 10-K/A
period 2021-12-31
PLIANT THERAPEUTICS, INC.
filed 2022-03-01
CIK 1746473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2021, was $751,814,002.

The number of shares of Registrant’s Common Stock outstanding as of February 25, 2022 was 36,113,521.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K

EXPLANATORY NOTE

Pliant Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission on March 1, 2022 (the “Original Filing”), to file Exhibit 23.1, Consent of Deloitte & Touche LLP (“Deloitte”), Independent Registered Public Accounting Firm, to the incorporation by reference of Deloitte’s report dated February 28, 2022 relating to the financial statements of Pliant Therapeutics, Inc. and the effectiveness of Pliant Therapeutics, Inc.’s internal control over financial reporting into the Company’s Registration Statement Nos. 333-238922 and 333-254361 on Form S-8 and Registration Statement No. 333-257684 on Form S-3 (the “Auditor Consent”). The Original Filing inadvertently omitted the Auditor Consent. This Amendment is being filed solely to provide the Auditor Consent.

Except as described in this Explanatory Note, this Amendment does not modify, amend, or update in any way the financial information or any other information set forth in the Original Filing.

Item 15. Exhibits

Item 15 of the Original Filing is hereby amended solely to update the Exhibit Index to include the Consent of Deloitte & Touche LLP (23.1) with the new certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The updated Exhibit Index is below.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	10-Q	001-39303	3.1	August 11, 2020

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-39303	3.2	December 15, 2020

4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	333-238146	4.1	May 26, 2020

4.2	Amended and Restated Investors’ Right Agreement by and among the Registrant and certain of its stockholders, dated December 19, 2010.	S-1/A	333-238146	4.2	May 26, 2020

4.3†	Description of the Registrant’s Securities

10.1#	2020 Stock Option and Incentive Plan and forms of award agreement.	S-1/A	333-238146	10.2	May 26, 2020

10.2#	2015 Equity Incentive Plan and forms of award agreements thereunder.	S-1	333-238146	10.1	May 11, 2020

10.3#	2020 Employee Stock Purchase Plan.	S-1/A	333-238146	10.3	May 26, 2020

10.4#	Senior Executive Cash Incentive Bonus Plan.	S-1	333-238146	10.4	May 11, 2020

10.5#	Non-Employee Director Compensation Policy.	S-1/A	333-238146	10.6	May 26, 2020

10.6#	Prior Non-Employee Director Compensation Policy.	S-1	333-238146	10.5	May 11, 2020

10.7#	Executive Severance Plan.	S-1	333-238146	10.7	May 11, 2020

10.8#	Offer Letter, by and between the Registrant and Mike Ouimette, dated August 17, 2020.	10-Q	001-39303	10.1	November 10. 2020

10.9#	Offer Letter, by and between the Registrant and Barbara Howes, dated May 1, 2019.	S-1	333-238146	10.12	May 11, 2020

10.10#	Offer Letter, by and between the Registrant and Éric Lefebvre, M.D., dated February 28, 2018.	S-1	333-238146	10.11	May 11, 2020

10.11#	Offer Letter, by and between the Registrant and Keith Cummings, M.D., MBA, dated November 29, 2018.	S-1	333-238146	10.10	May 11, 2020

10.12#	Offer Letter, by and between the Registrant and Hans Hull, J.D., dated February 10, 2016.	S-1	333-238146	10.9	May 11, 2020

10.13#	Offer Letter, by and between the Registrant and Bernard Coulie, M.D., Ph.D., dated October 12, 2015.	S-1	333-238146	10.8	May 11, 2020

10.14	Form of Indemnification Agreement, by and between the Registrant and each of its directors and certain officers.	S-1	333-238146	10.13	May 11, 2020

10.15	Office Lease, by and between the Registrant and 260 Littlefield Avenue South San Francisco, California 94080, dated February 6, 2018.	S-1	333-238146	10.14	May 11, 2020

10.16†	Collaboration and License Agreement, by and between the Registrant and Novartis Institutes For Biomedical Research, Inc., dated October 17, 2019.	S-1	333-238146	10.15	May 11, 2020

23.1††	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-39303	31.1	March 1, 2022

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-39303	31.2	March 1, 2022

31.3††	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4††	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-39303	31.1	March 1, 2022

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

**

The certifications furnished in Exhibit 32.1 to the Original Filing are deemed to be furnished with the Annual Report on Form 10-K and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates them by reference.

#	Represents management compensation plan, contract or arrangement.
††	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2021 to be signed on its behalf by the undersigned, thereunto duly authorized.

PLIANT THERAPEUTICS, INC.

Date: March 1, 2022	By:	/s/ Bernard Coulie
Bernard Coulie, M.D., Ph.D.
President and Chief Executive Officer

Date: March 1, 2022	By:	/s/ Keith Cummings
Keith Cummings, M.D., M.B.A.
Chief Financial Officer