Form 10-K
period 2021-12-31
PLIANT THERAPEUTICS, INC.
filed 2022-03-01
CIK 1746473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-39303
_____________________________________________
PLIANT THERAPEUTICS, INC.
(Exact name of Registrant as specified in its Charter)
_____________________________________________

Delaware			47-4272481
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
260 Littlefield Avenue
South San Francisco	,	CA	94080
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (650) 481-6770
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

	Trading	Name of Each Exchange on which Securities are
Title of Each Class of Securities Registered	Symbol	Registered
Common Stock, par value $0.0001 per share	PLRX	The Nasdaq Stock Market LLC
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or this Report, contains forward-looking statements that involve risks, uncertainties, and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Report include, but are not limited to, statements about:
•Our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•The success, cost and timing of our product development activities and clinical trials of our lead product candidate, PLN-74809, as well as PLN-1474 and our other product candidates;
•Our estimates regarding the impact of the COVID-19 pandemic on our business and operations, and our ability to manage such impacts;
•Our or our current or future collaborators plans to initiate, recruit and enroll patients in, and conduct our clinical trials at the pace that we project;
•Our plans and strategy to obtain and maintain regulatory approvals of our product candidates;
•Our plans and strategy to obtain funding for our operations, including funding necessary to complete further development and, upon successful development, if approved, commercialize any of our product candidates;
•The potential benefit of orphan drug designations for PLN-74809;
•Our ability to compete with companies currently marketing or engaged in the development of treatments for fibrosis;
•Our plans and strategy regarding obtaining and maintaining intellectual property protection for our product candidates and the duration of such protection;
•Our plans and strategy regarding the manufacture of our product candidates for clinical trials and for commercial use, if approved;
•Our dependence on current and future collaborators for developing, obtaining regulatory approval for and commercializing product candidates in the collaboration;
•Our receipt and timing of any milestone payments or royalties under any current or future research collaboration or license agreements or arrangements;
•Our plans and strategy regarding the commercialization of any products that are approved for marketing and our ability to establish adequate pricing in the U.S. and international markets;
•The size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in combination with others;
•Our ability to attract and retain qualified employees and key personnel; and
•Our expectations regarding government and third-party payor coverage and reimbursement.
These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results and timing expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part I, Item 1A in this Report. Furthermore, such forward-looking statements speak only as of the date of this Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS
Our business involves significant risks, some of which are summarized below. The summary risk factors listed below should be read together with the text of the full risk factors discussed in "Part I, Item 1A. Risk Factors" in this Report. You should carefully consider the risks described below, as well as the other information in this Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in other documents that we file with the Securities and Exchange Commission, or the SEC. The occurrence of any of the events or developments described in this Report could have a material adverse effect on our business, financial condition, results of operations, growth prospects and stock price. In such an event, the market price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.

Risks Related to Our Financial Position and Need for Additional Capital
•We have incurred significant net losses since inception, and we expect to continue to incur significant net losses for the foreseeable future.
•We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs, future commercialization efforts or other operations.

Risks Related to Research and Development and the Biopharmaceutical Industry
•We have a limited operating history, which may make it difficult to evaluate our prospects and likelihood of success.
•Our business is highly dependent on the success of our lead product candidate, PLN-74809, as well as PLN-1474 and any other product candidates that we advance into the clinic. All of our product candidates will require significant additional preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially.
•Our approach to drug discovery and development in the area of fibrotic diseases is unproven and may not result in marketable products.
•Clinical development involves a lengthy, complex, and expensive process, with an uncertain outcome.
•We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of PLN-74809 or any other product candidates.
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
•If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than us.

Risks Related to Our Intellectual Property
•Our success depends in part on our ability to obtain patent term extensions and to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.

•Our collaborators may assert ownership or commercial rights to inventions they develop from research we support, or that we develop from our use of the tissue samples or other biological materials which they provide to us, or otherwise arising from the collaboration.

Risks Related to Our Reliance on Third Parties
•We have entered into a collaboration agreement with Novartis Institutes for Biomedical Research, Inc., or Novartis, for the development of PLN-1474 and may in the future seek to enter into collaborations with third parties for the development and commercialization of other product candidates. If we fail to enter into such collaborations, or if our collaborations are not successful, we may be unable to continue development of such product candidates, we would not receive any contemplated milestone payments or royalties, and we could fail to capitalize on the market potential of such product candidates.
•We rely on third parties to conduct certain aspects of our preclinical studies and clinical trials and for tissue samples and other materials required for our research and development activities.

Risks Related to Managing Our Business and Operations
•The ongoing COVID-19 pandemic could adversely impact our business, including our preclinical studies and clinical trials.
•Our loss of key management personnel, or our failure to recruit additional highly skilled personnel, will impair our ability to develop current product candidates or identify and develop new product candidates, could result in loss of markets or market share and could make us less competitive.

PART I
Item 1. Business
Overview
We are a clinical stage biopharmaceutical company focused on discovering and developing novel therapies for the treatment of fibrosis and related diseases. Our initial focus is on treating fibrosis by inhibiting integrin-mediated activation of TGF-β. We have applied our deep understanding of fibrosis biology, along with our medicinal chemistry and translational medicine expertise to develop a set of proprietary tools designed to discover and de-risk product candidates quickly and efficiently. Our wholly-owned lead product candidate, PLN-74809, is an oral small molecule, dual selective inhibitor of αvß6 and αvß1 integrins that we are developing for the treatment of idiopathic pulmonary fibrosis, or IPF, and primary sclerosing cholangitis, or PSC. We have completed a Phase 1a SAD/MAD trial and a Phase 1b proof-of-mechanism trial of PLN-74809 in IPF and are currently conducting three Phase 2a trials in our lead indications: two in IPF and one in PSC. We announced interim data from our first Phase 2a IPF trial in September 2021. Our Phase 2a INTEGRIS-IPF trial has completed enrollment and we expect to release data mid-2022. Our Phase 2a INTEGRIS-PSC trial is currently enrolling with full enrollment expected in mid-2022, with data readout expected by late 2022 or early 2023. We have also developed a second product candidate, PLN-1474, a Phase 2-ready small molecule selective inhibitor of αvß1 for the treatment of liver fibrosis associated with nonalcoholic steatohepatitis, or NASH, for which we have partnered with Novartis. In addition to our clinical programs, we currently have preclinical integrin-based programs targeting oncology and muscular dystrophies.
In September 2021, we announced positive interim results from a Phase 2a positron emission tomography, or PET, imaging trial evaluating target engagement of PLN-74809 in the lungs of IPF patients. Each patient across the four dose cohorts tested achieved target engagement levels greater than 50% in the most fibrotic portions of their lungs after only one dose of PLN-74809. Target engagement of 50% was previously established in a Phase 1b trial as the threshold for predicted clinical anti-fibrotic effect. In addition, there was a dose- and plasma concentration-dependent response with the two highest doses approaching target saturation. PLN-74809 was well tolerated in the trial with no serious adverse events, or SAEs, reported. The interim data confirm that PLN-74809 penetrates the highly fibrotic lung tissue of IPF patients, and potently binds to its target. These interim data allow us to construct a full exposure-target engagement curve model, decoding our ongoing Phase 2a trials and guiding future clinical development of PLN-74809.
In February 2022, we announced positive results from an expanded PLN-74809 Phase 1b proof-of-mechanism trial. This study evaluated PLN-74809's ability to suppress TGF-β activation in the lungs of healthy volunteers as measured through relative pSmad2 levels in alveolar macrophages collected through bronchioalveolar lavage (BAL) at 6 hours and 24 hours after the last dose. The trial was conducted in two parts. Part 1 evaluated PLN-74809 at doses of 80 mg and 160 mg versus placebo and Part 2 evaluated PLN-74809 at 320 mg versus placebo. PLN-74809 demonstrated clear evidence of on-target biological activity in the lungs of healthy participants. Results showed that PLN-74809 inhibited TGF-β activation by up to 92% and 76% at 6- and 24-hours, respectively, following dosing. PLN-74809 was well tolerated with mostly mild adverse events, and no severe adverse events. There was no dose relationship associated with adverse events, no serious adverse events (SAEs) and no treatment discontinuations due to adverse events. This trial further defines the relationship between plasma exposure of PLN-74809 and TGF-β inhibition in the lung and will guide dose selection in future trials.
Fibrosis refers to the abnormal thickening and scarring of connective tissue due to the production and deposition of excess collagen in the extra-cellular matrix. Fibrosis can occur in many different tissues including lung, liver, kidney, muscle, skin and the gastrointestinal tract, and often causes severe and debilitating disease potentially leading to organ failure and death. Fibrosis has historically proven difficult to treat, which we believe is due to the complexity of the disease biology and the challenge of targeting fibrotic tissues selectively without affecting healthy tissues.
We believe that tissue-specific inhibition of TGF-β may hold the key to successfully treating fibrosis. In normal tissues, TGF-β is activated in response to tissue injury which initiates a cascade that results in collagen production and, ultimately, scar formation to heal the tissue. In fibrosis, however, TGF-β signaling becomes dysregulated, with TGF-β being continuously activated, leading to excess collagen deposition, even in the absence of acute tissue injury. TGF-β, while implicated in fibrosis pathophysiology, is expressed, and intermittently activated across all tissue types and plays important, context-specific roles in tissue homeostasis. Therefore, TGF-β cannot be blocked systemically without disrupting these homeostatic functions and causing significant toxicities. To treat fibrosis more precisely in specific tissues, we believe it is crucial to discover and treat the underlying mechanism causing excess TGF-β activation.
Our scientific founders are pioneers in elucidating the role of specific extracellular receptors known as integrins as a key element in the activation of TGF-β. While the role of integrins in TGF-β activation has been well-characterized over the past 10 years, integrins have historically been difficult to target therapeutically using small molecules due to the difficulty of engineering molecules with high receptor selectivity and bioavailability. We believe that we have addressed these challenges with our platform. We have built a library of compounds that includes bioavailable, selective and potent inhibitors of multiple integrins that may be used to target a range of fibrotic diseases across different tissues.
Our Pipeline
Our lead wholly-owned product candidate, PLN-74809, is an oral small molecule, dual-selective inhibitor of αvß6 and αvß1 that we are advancing in IPF and PSC. While expressed at very low levels in normal tissues, αvß6 and αvß1 are upregulated in the pulmonary tissues of IPF patients, and in the liver tissues of PSC patients. They both serve as activators of TGF-β, leading to increased collagen production and fibrosis in these tissues. By blocking TGF-β activation by both αvß6 and αvß1, we believe PLN-74809 may slow and potentially halt the progression of fibrosis in these patient populations. PLN-74809 has been granted orphan drug designation by the FDA for both IPF and PSC.
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
PSC is a progressive liver disorder affecting approximately 30,000 to 45,000 patients in the United States. The disease is characterized by fibrosis originating in the bile ducts that ultimately results in bile flow obstruction or cholestasis, causing liver damage and progressive fibrosis of the liver. Patients have a median survival of 10 to 12 years without intervention and carry high lifetime risk of developing gastrointestinal malignancies. There are currently no FDA-approved therapies for PSC.
In our live human tissue assay, PLN-74809 showed a greater than 50 percent decrease in the expression of pro-fibrotic genes, such as collagen type I alpha1 chain, or COL1A1, and collagen type 3 alpha1 chain, or COL3A1, that are responsible for collagen production in human IPF and PSC tissues. Additionally, we have completed a study in non-human primates in which we showed that inhibition of αvß6 and αvß1 reduced TGF-β activation by greater than 75% in cells isolated from the lungs after seven days of treatment.
We have completed Phase 1a single ascending dose, or SAD, multiple ascending dose, or MAD, and food effect clinical trials in which PLN-74809 was shown to be orally bioavailable and generally well tolerated with a half-life that may support once-daily dosing.
We have also completed a Phase 1b proof-of-mechanism trial in healthy volunteers evaluating PLN-74809’s ability to inhibit TGF-β activation as measured through pSMAD2/3 levels. pSMADs act as signaling molecules directly downstream from the TGF-β receptor, and therefore pSMAD2/3 levels can be used as a reliable biomarker for TGF-β activation. In the Phase 1b trial, and subsequent Phase 1b extension trial, PLN-74809 was shown to inhibit TGF-β activation in alveolar macrophages collected from healthy volunteers, by up to 92% and 76% at 6- and 24-hours, respectively. Additionally, PLN-74809 was well tolerated with only mild adverse events and no drug-related adverse events.

We are currently conducting two Phase 2a trials of PLN-74809 in IPF. In the first of these trials, we are enrolling up to 12 IPF patients and utilizing a positron emission tomography, or PET, ligand to measure αvß6 target engagement by PLN-74809 in the lungs post-treatment with ascending single doses of PLN-74809. We announced positive interim data from this trial in September of 2021. Enrollment of this trial continues.
The second trial is a 12-week randomized, double-blind, placebo-controlled trial enrolling approximately 84 IPF patients across four cohorts consisting of three dose cohorts of PLN-74809 and one placebo cohort that will evaluate safety, tolerability and pharmacokinetics, or PK. We also plan to employ exploratory efficacy endpoints including Quantitative Lung Fibrosis, or QLF, imaging analysis, biomarkers and pulmonary function tests including Forced Vital Capacity, or FVC. This trial completed enrollment in December 2021, and we expect to release data mid-2022.
We are also recruiting a Phase 2a trial of PLN-74809 in PSC. The trial is a 12-week randomized, double-blind, placebo-controlled trial enrolling approximately 84 PSC patients across four cohorts consisting of three dose cohorts of PLN-74809 and one placebo cohort that will evaluate safety, tolerability and PK. We also plan to employ exploratory efficacy endpoints including fibrosis biomarkers such as Pro-C3 and ELF, as well as ALP and liver imaging. This trial is currently on track to complete enrollment by mid-2022, with data readout expected by late 2022 or early 2023.
We have also developed a second clinical stage product candidate, PLN-1474, which is a small molecule, selective inhibitor of TGF-β activation by the integrin αvß1 in development for treatment of liver fibrosis associated with NASH. αvß1 serves as an activator of TGF-β and its expression has been shown to be upregulated in hepatic stellate cells in late-stage NASH-associated liver fibrosis. In October 2019, we entered into a collaboration and license agreement with Novartis in which Novartis licensed global rights to PLN-1474. Under the terms of the agreement, we received a $50.0 million license fee, as well as $30.0 million of equity investment. Additionally, we are eligible to receive up to $416.0 million in total milestone payments, as well as tiered royalties on products commercialized from the collaboration. To date, we have received $25.0 million in contingent payments and $391.0 million remain eligible for achievement.
We have completed a first-in-human, randomized, double-blind, placebo-controlled Phase 1 dose escalation trial that enrolled 84 healthy volunteers across single ascending dose and multiple ascending dose cohorts. Results showed that PLN-1474 was rapidly absorbed and well tolerated with no dose- or treatment-limiting toxicities observed with adverse events that were mostly mild with no severe or serious adverse events observed. The PLN-1474 Investigational New Drug, or IND, application was transferred to Novartis in the first quarter of 2021. Novartis is responsible for all future development, manufacturing and commercialization activities for PLN-1474.
In addition to our clinical programs, we are developing two additional preclinical integrin-based programs. The first of these is our oncology program. As TGF-β biology has been elucidated, it has become increasingly understood in the scientific literature that TGF-β plays an important anti-inflammatory role in the tumor micro-environment, preventing T-cell infiltration and inhibiting release of various cytokines. This mechanism is becoming increasingly recognized as a potential cause of the resistance to checkpoint inhibitors such as anti-PD-1 therapies seen in many tumors. We are targeting the TGF-β activating integrin αvβ8, which is upregulated in certain tumors with the goal of sensitizing tumors to checkpoint inhibitors. This program has generated positive data in preclinical tumor models and our candidate is currently undergoing IND-enabling studies. We expect to submit an IND application for our oncology program by the end of 2022.
Our second preclinical program is an allosteric agonistic monoclonal antibody against an undisclosed integrin receptor being developed for treatment of muscular dystrophies, including Duchenne Muscular Dystrophy, or DMD. The target integrin is upregulated on muscle cells across multiple muscular dystrophy indications, acting as a substitute for dystrophin and helping to anchor muscle cells to the extracellular matrix. The program utilizes an allosteric agonistic antibody to activate the target in order to augment the naturally occurring compensatory mechanism. Because the antibody is not mutation specific, it could potentially be effective as a single therapy or in combination with other treatment modalities across multiple muscular dystrophy indications. Our muscular dystrophy candidate is currently undergoing IND enabling studies with submission of an IND application by the end of 2022.
We have assembled an executive team with highly relevant experience in fibrosis, small molecule drug discovery and clinical development. Bernard Coulie, M.D., Ph.D., our President and Chief Executive Officer, has over 20 years of experience in drug development, previously serving as Chief Executive Officer and Chief Medical Officer of ActoGeniX, as well as holding senior roles at Johnson & Johnson. Éric Lefebvre, M.D., our Chief Medical Officer, brings deep experience in clinical development in liver disease. He previously served as head of clinical research and development for the NASH program at Allergan. Prior to Allergan, Dr. Lefebvre led HIV and HCV development at Janssen and later served as Chief Medical Officer at Tobira. Our science builds on the research of world-renowned researchers Dean Sheppard, M.D., Rik Derynck, Ph.D., Bill DeGrado, Ph.D. and Hal Chapman, M.D., all from the University of California, San Francisco, who bring broad experience in fibrosis biology and small molecule chemistry among other related disciplines.

Our Strategy
Our goal is to become a world-leading fibrosis company, developing and commercializing disease- modifying therapies across a spectrum of fibrotic diseases. To achieve this, we are focused on the following key strategies:
•Rapidly advance PLN-74809 through clinical development and commercialization in IPF and PSC. We are developing our lead oral small molecule inhibitor of αvß6 and αvß1 as a novel therapy for IPF and PSC, each an area of high unmet medical need. Both IPF and PSC are orphan indications that we believe we can commercialize on our own in key geographies using targeted sales forces.
•Selectively evaluate additional partnerships in indications and geographies where we believe partners can add significant commercial and/or development capabilities. Fibrotic diseases represent a broad set of disease indications to pursue. Our focus is to commercialize our assets in orphan fibrosis indications and to selectively work with partners in larger indications and in geographies outside of North America. Given the size and competitive dynamics of the NASH indication, we believe that our collaboration with Novartis provides PLN-1474 a strong platform for advancement. Furthermore, we will evaluate and potentially choose to partner our unpartnered product candidates in indications outside of fibrosis.
•Explore opportunities for our pipeline assets in additional fibrotic indications. We are evaluating the potential benefit of our product candidates outside of their lead indications. Our product candidates have shown anti-fibrotic activity in multiple animal models as well as human tissue in indications outside of IPF, PSC and NASH. We will continue to evaluate additional indications to maximize the potential of our pipeline.
•Leverage our industry leading tools and capabilities to advance our mission of becoming a leading fibrosis company. Since our founding, we have endeavored to advance the understanding of fibrosis biology, uncover new targets and advance novel product candidates. Currently, our proprietary capabilities include a target expression atlas, an expansive library of over 10,000 integrin binding molecules, an integrin screening assay platform, a live fibrotic human tissue program, a PET-ligand imaging program and biomarker assays. We continue to expand our integrin inhibitor library and develop tools such as additional PET-ligands as well as novel disease biomarkers. In addition, we have a library of over 70,000 compounds for non-integrin targets. We intend to leverage these tools and capabilities in a target- and modality-agnostic manner to expand our pipeline with a mission to become a world-leading fibrosis company.
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

Fibrosis occurs in many organ systems throughout the body including the lungs, liver, kidneys, gastrointestinal tract, skin, and muscles. While the exact pathologies of diseases in these organs vary, the development of fibrosis involves many common cell types and biochemical pathways, including the TGF-β signaling pathway. The ultimate result is similar across many tissues: secretion and extracellular activation of growth factors that stimulate fibroblasts to secrete excess collagen, leading to runaway growth of scar tissue.
We believe that selectively inhibiting TGF-β activation holds the key to successfully treating fibrosis across multiple tissues and organs. TGF-β is secreted by nearly all cells and organs in mammals and stored in large amounts outside of cells, in the extra-cellular matrix, as part of an inactive complex. In healthy tissues, TGF-β is transiently activated in response to tissue injury which initiates a cascade that results in collagen production and, ultimately, healing of the tissue. In fibrosis, however TGF-β signaling becomes dysregulated and perpetuated, with TGF-β being continuously activated, leading to excess collagen deposition in the absence of acute tissue injury. Moreover, induced activation of TGF-β alone in animal models has been shown to be sufficient to induce fibrosis, and inhibition of TGF-β activation has been shown to prevent or reduce fibrosis.
TGF-β can be activated in multiple ways in response to specific tissue injury. One important class of cell-surface proteins that activate TGF-β in fibrosis are integrins. Integrins have a variety of functions, including signaling inside the cells, providing tissue structure and stability through adhesion between cells. Integrins are heterodimeric proteins, meaning they are composed of two different protein subunits paired together. These are known as α and β subunits. In humans, there are eighteen distinct α subunits and eight distinct β subunits, which combine to form 24 known and functional integrin pairs.
Certain integrins bind the inactive TGF-β complex. In response to tissue injury, the cells expressing these integrins are induced to contract, exerting physical force on the bound TGF-β complex. This mechanical force changes the shape of the complex, releasing active TGF-β. This activation triggers a biological cascade which results in collagen production, and when dysregulated leads to fibrosis. As depicted in the figure below, this cascade involves (i) binding of active TGF-β to its receptor, the TGF-β type I receptor kinase also known as ALK5; (ii) phosphorylation of immediate downstream signaling proteins known as SMAD2 and SMAD3; (iii) formation of a transcription initiation complex by pSMAD2, pSMAD3 and SMAD4; and (iv) subsequent transcription of target genes that encode fibrotic proteins such as collagen. Importantly, whereas certain TGF-β-activating integrins are expressed at very low levels in healthy tissues, the TGF-β cascade can lead to the upregulation of these integrins resulting in a TGF-β-driven positive feed-forward loop which further increases TGF-β activation. Furthermore, as fibrosis progresses and the fibrotic organ gets stiffer, it becomes progressively easier for contracting cells to activate integrin-bound TGF-β. It is because of this continued, tissue-specific upregulation of integrins and their key roles in continued TGF-β-activation that we believe that integrins provide an avenue to selectively inhibit TGF-β activation in fibrotic tissue without affecting TGF-β’s important physiological roles in healthy tissues.

αv Integrins promote fibrosis through activation of TGF-β
Model of integrin regulation of TGF-β signaling
Historical Challenges to Drug Development in Fibrosis
Fibrosis has historically been a difficult therapeutic area to target pharmaceutically. The biology and underlying causes of fibrosis are complex and, in many diseases, poorly understood. In the past, many patients with fibrotic disease were treated with anti-inflammatory agents such as steroids. While steroids may have a mild anti-fibrotic effect in some forms of fibrosis, they can exacerbate others, such as IPF. Additionally, the negative effects of chronic steroid exposure make it difficult to treat patients with these agents for long-term periods.
More recently, it has become well understood that regardless of the underlying cause, TGF-β activation is at the heart of several key processes that drive fibrosis, including collagen formation, deposition of extracellular matrix proteins and activation and proliferation of fibroblast cells. As such, much of the historic drug development efforts to treat fibrosis have been aimed at systemically inhibiting or disrupting the TGF-β signaling pathway by either (i) blocking TGF-β binding to the TGF-β receptors with an antibody or (ii) preventing the type I TGF-β receptor, also known as ALK5, from activating the SMADs using a small molecule kinase inhibitor. However, because of TGF-β’s role in normal physiology, these approaches cause substantial toxicity and dysregulation of normal functions. For example, documented toxicities that arise from systemic inhibition of TGF-β signaling include cardiac toxicity, inflammation and focal epithelial hyperplasia.
A potentially safer approach to fibrosis therapy is to inhibit specific pro-fibrotic signaling molecules, such as connective tissue growth factor and autotaxin, which operate downstream of TGF-β activation, thereby mitigating the tolerability issues associated with systemic TGF-β inhibition. While tolerability has been shown to improve with this approach, the efficacy shown to date has been modest, likely because TGF-β activates multiple pro-fibrotic signaling pathways in addition to those targeted by these approaches.
Another recent approach is to prevent TGF-β activation by stabilizing TGF-β in its inactive form. However, it is not known whether latent TGF-β stabilization can be accomplished in a tissue specific manner.
In addition to the historical difficulty in targeting TGF-β, clinical development for the treatment of fibrosis has also been limited by the lack of tools to understand this complex multicellular process. Only certain parts of this process can be modeled using cellular assays. More complete representations of fibrosis can be generated in animal models, but these models tend to be acute in nature and do not accurately represent disease pathology in humans which, in most cases, develops over decades.
Integrin Inhibitors as a Potential Treatment for Fibrosis
A targeted approach to fibrosis treatment would be one that inhibits TGF-β activation in only those tissues where fibrosis is occurring. One potential way to accomplish this is to inhibit the integrin proteins that are known to be overexpressed in specific fibrotic tissue and cause the abnormal activation of TGF-β. In several forms of fibrosis, namely IPF and PSC, TGF-β activating integrins such as αvß6 and αvß1 are over-expressed. These integrins are normally expressed at low levels in healthy tissue. Therefore, it may be possible to avoid off-target toxicity effects by selectively inhibiting αvß6 and αvß1. By inhibiting fibrosis-specific TGF-β activators such as these specific integrins, it is possible to block abnormal TGF-β activation in the specific tissues where fibrosis occurs, without affecting TGF-β signaling in healthy tissues. However, integrin drug development has historically been challenging due to the difficulty of developing small molecule integrin inhibitors that are both selective for specific integrins and bioavailable.
Utilizing our proprietary discovery and development capabilities, we believe that we have overcome key historical challenges to the development of integrin inhibitors, including potency, selectivity and bioavailability. We have identified two bioavailable and highly potent and selective integrin inhibitors. Our lead product candidate, PLN-74809, has demonstrated good oral bioavailability with a once daily oral dosing profile in Phase 1a trials, and demonstrated target engagement in an interim analysis from our Phase 2a PET ligand trial. We also believe our integrin library, integrin screening assay platform, live fibrotic human tissue program, PET-ligand imaging program and use of novel disease biomarkers provide a robust platform to drive future drug discovery and development.
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
The second important tool in our discovery process is our compound library that we screen for activity against targets identified through our target atlas. While we are agnostic to treatment modality, our initial targeted chemistry effort has been focused on integrin inhibitors, and our medicinal chemistry team has developed a proprietary library of over 10,000 integrin binding molecules. The goal of the library is to maximize structural diversity while targeting optimal absorption, distribution, metabolism and excretion, or ADME, properties. We expect that the library will continue to grow as we investigate new structures. We have designed the library based on in silico known X-ray structures/homology models, structure-activity relationships of structural motifs of known integrin inhibitors, and de novo molecular design. In addition to our proprietary integrin inhibitor library, we have a non-integrin compound library of over 70,000 compounds that we screen against non-integrin targets.
Once we have identified a potential target through our target expression atlas, we screen our library of compounds against the target. We have developed screening assays for all 24 known integrins and use these assays to evaluate the potency and selectivity of binding for our potential drug candidates prior to preclinical studies. Given the selectivity and potency challenges that have hampered integrin drug development, we believe our integrin assay panel represents a major step forward in integrin-based drug development.
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
Once in clinical development, we seek to further de-risk our programs by designing clinical trials that allow us to show proof-of-mechanism in advance of clinical efficacy data. Because fibrosis is a chronic disease, proof-of-efficacy in human trials is expensive and takes relatively large patient numbers and years to demonstrate statistically relevant safety and efficacy data. We utilize pharmacodynamic biomarkers and advanced imaging techniques, including PET, to evaluate target engagement by our product candidates over relatively short time periods and observe whether the product candidate is having the anticipated effect. We believe obtaining these clinical data points in an efficient manner allows us to optimize our clinical development strategy and resource allocation.

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
Our Systematic Approach to Identifying and Targeting Integrins in Fibrosis
Selective inhibition of TGF-β activation in fibrotic tissues could potentially be the safest and most effective approach to treating fibrosis. One way to accomplish this is to inhibit the integrin receptors that drive excessive activation of TGF-β. Given the importance of integrins in regulating the initial steps in fibrosis, we have focused our initial drug discovery efforts on a dual approach. This approach includes both biological profiling to identify which integrins are important in various diseased tissues and chemical profiling of libraries containing proprietary integrin inhibitors to help determine their selectivity and potency for individual integrins.
Utilizing our extensive in-house medicinal chemistry expertise, we have created a library of over 10,000 integrin binding molecules. We screen this library against the integrin targets that we identify through our expression atlas and or biological profiling process. To our knowledge, this type of industrial-scale, systematic biological and chemical profiling, seeking selective inhibitors of one or more integrins, has not previously been carried out.
Central to our integrin inhibitor discovery process are our integrin assay panels. A key challenge in integrin inhibition, historically, has been selectivity for specific integrins. To address this challenge, we have developed assays against all known integrins. We use these screening assays to measure potency and selectivity of potential candidates against these integrins. This allows us to quickly optimize the integrin binding profiles of potential development candidates in an iterative process.
In addition to our deep understanding of integrin biology, we have gained significant insight in structure-activity relationships that determine integrin selectivity and optimal pharmacokinetic, or PK, profiles. Utilizing this knowledge, we are now able to precisely engineer bioavailable integrin inhibitors with high potency and desired selectivity.
Our integrin inhibitor profiling capability has enabled us to quickly identify inhibitors that target individual integrins such as PLN-1474, which selectively inhibits αvß1, as well as dual inhibitors such PLN-74809 which selectively targets both αvß6 and αvß1. Combining the data from our biological profiling and chemical profiling sets has enabled us to identify compounds that we believe have the highest potential for therapeutic activity in specific fibrotic diseases. Our iterative drug discovery effort focuses on drug-like properties of compounds early in the testing process. Compounds are screened for in vitro potency/selectivity and ADME/PK properties. This enables us to move from compound optimization to in vivo testing in a matter of months.
We continue to evaluate our broad proprietary library of integrin binding compounds to identify additional product candidates to treat fibrotic diseases. Furthermore, our approach allows us to use our discovery and development capabilities to develop non-integrin therapeutic modalities to treat fibrotic diseases. Our rich library also provides a deep series of potential backup molecules with structurally unique chemotypes that we believe can enhance the probability of clinical success.
As with all development efforts, a key approach to preclinically de-risking our integrin inhibitor candidates is evaluation of candidates in live human fibrotic tissue obtained following transplant procedures. The ability to observe effects of our product candidates on gene expression in human tissues prior to entering the clinic provides a bridge from animal models to clinical proof-of-concept and helps give us additional confidence as we move toward human trials.
As fibrosis is a chronic disease, proof-of-efficacy in human trials is expensive and takes years to complete. We utilize pharmacodynamic biomarkers and advanced imaging techniques, including PET, to evaluate target engagement by our product candidates over relatively short time periods and de-risk our programs by designing clinical trials that allow us to show proof-of-mechanism in advance of clinical efficacy data.
We are using αvß6 PET ligand imaging technology in our ongoing Phase 2a PLN-74809 trial to evaluate the level of αvß6 expression in the lungs of IPF patients, as well as to measure our product candidate’s ability to bind αvß6. In September 2021, we released positive interim data from this ongoing trial demonstrating PLN-74809’s ability to penetrate highly fibrotic lung tissue and bind to αvß6.
In addition to the αvß6 PET ligand, we have developed an αvß1PET tracer to evaluate the level of αvß1 expression in fibrotic tissues, as well as to measure the ability of our product candidates to penetrate fibrotic tissues and bind to αvß1. We filed an IND for this program in December 2020 and the U.S. Food and Drug Administration, or FDA, has since issued a “safe to proceed” letter. We have initiated a Phase 1 clinical trial of our αvß1 PET ligand.
Our Product Candidates
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
Currently, there is no pharmacological cure for IPF and only a small proportion of late-stage IPF patients may be eligible for a lung transplant. The current non-transplant standard of care aims to slow the disease progression and improve the quality of life. Two therapies to treat IPF have recently been approved by the FDA: Esbriet® (pirfenidone), marketed by Roche Holding AG, and OFEV® (nintedanib), marketed by Boehringer Ingelheim. After decades during which the FDA approved no new treatments for IPF, the approvals of pirfenidone and nintedanib represented a major breakthrough for IPF patients. However, while these therapies may help slow the decline of lung function, neither drug has been shown to stop the progression of IPF. We believe that, despite the approval of pirfenidone and nintedanib by FDA, there remains an unmet need for IPF patients that we plan to address through our product candidate.
Despite its mechanism of action being unknown, pirfenidone has been shown in registrational trials to have a modest effect on slowing the progression of IPF as measured by FVC, in approximately fifteen percent of patients. Recent studies suggest that pirfenidone may have an impact on survival compared to placebo, but these results have not been confirmed. In March 2020, the FDA granted breakthrough therapy designation for pirfenidone for treatment of unclassifiable lung fibrosis.
Nintedanib is an inhibitor of multiple tyrosine kinases that are receptors for growth factors such as platelet- derived growth factor, or PDGF, fibroblast growth factor, or FGF, and vascular endothelial growth factor, or VEGF. Nintedanib reduced the rate of decline of pulmonary function in multiple trials by approximately half and led to significant delays in the time to acute disease exacerbation. While treatment was associated with a trend towards increased survival in registration trials, it has not been shown conclusively to have a survival benefit. Recent exploratory analyses from pooled data from six clinical trials of nintedanib suggest that nintedanib may extend life expectancy in patients with IPF. The FDA approved nintedanib for the treatment of lung fibrosis associated with systemic sclerosis in September 2019, and for the treatment of chronic fibrosing interstitial lung disease, or ILD with a progressive phenotype in March 2020.

Elevated liver enzymes have been observed with both of these drugs, requiring monitoring of liver tests and potentially temporary dose reduction and discontinuation. Cases of drug-induced liver injury, including one fatal outcome, have been reported in patients treated with nintedanib. Pirfenidone’s prescribing information also carries a similar warning about elevated liver enzymes. Despite the remaining unmet need, combined sales of pirfenidone and nintedanib in 2020 were over $3.6 billion. IPF remains a major cause of morbidity and mortality and an area of high unmet medical need for which a commercial opportunity remains.
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
Our Solution, PLN-74809
PLN-74809 is an oral small-molecule that selectively inhibits both αvß6 and αvß1 integrins that we are developing as a potential therapy for IPF and PSC. We have determined that TGF-β activation in fibrosis associated with IPF and PSC involves both αvß6 and αvß1 integrins. It has been shown that expression of both αvß6 on epithelial cells and αvß1 on fibroblasts can lead to excessive activation of TGF-β in fibrosis. Epithelial tissue includes any tissue that lines the surfaces of the body such as alveoli, bile ducts, urinary tract, skin, and gastrointestinal tract. Each of these tissues contains multiple cell types including epithelial cells and fibroblasts. An important secondary effect of the TGF-β cascade is that it promotes upregulation of αvß1 on epithelial cells. The increased expression of these integrins on the cell surface contributes in turn to further TGF-β activation in a TGF-β-driven positive feed-forward loop.
Epithelial tissue fibrosis is driven by two types of integrins
Data from our lab, as well as scientific literature, have shown that αvß6 and αvß1 proteins are overexpressed in at least two different fibrosis indications: IPF and PSC. In lung tissue from IPF patients we and others have shown that alveolar epithelial cells have elevated αvß6 expression, and that the level of over-expression correlates with disease severity. We have also shown that in these patients, αvß1 expression is upregulated. In liver tissue from PSC patients, we have shown that αvß6 is upregulated in cholangiocytes, the epithelial cells that line the bile ducts, and that αvß1 is upregulated in whole fibrotic liver tissue. αvß6 and αvß1 are normally expressed at very low levels in healthy tissue making them ideal targets for selectively inhibiting TGF-β activation in IPF and PSC.

αvß6 is upregulated in the lung tissue of IPF
patients and the liver tissue of PSC patients
*= p < 0.05(1)
(1) A p-value is the probability that the reported result was achieved purely by chance, such that a p-value of less than or equal to 0.05 or 0.01 means that there is a 5.0% or 1.0% or less probability, respectively, that the difference between the control group and the treatment group is purely due to chance. A p-value of 0.05 or less typically represents a statistically significant result.
αvß1 expression is upregulated in lung and liver fibrosis
We have conducted a non-interventional clinical trial in IPF patients to assess the expression of integrin αvß6 using a PET ligand. This trial confirmed that patients with IPF have high levels of integrin αvß6 expression, which tend to be co-localized with fibrotic regions of the lungs. This trial was published in Nature Communications in 2019. The specificity of this PET ligand can be seen in images from an IPF patient who received a unilateral lung transplant. The PET ligand is only taken up in the diseased lung but not in the transplanted healthy lung.

Pulmonary αvß6 PET ligand uptake in an IPF patient with a unilateral lung transplantation is confined to the IPF lung
We have shown that inhibition of both αvß6 and αvß1 integrins is required to maximally inhibit the expression of COL1A1, a key gene that encodes type I collagen, in models of lung and biliary fibrosis as well as in human IPF tissue. COL1A1 is a TGF-β regulated gene that is expressed in fibrotic tissue. The expression level of COL1A1 correlates with the amount of collagen deposited as measured by the standard biochemical method of quantification of hydroxyproline, an amino acid that is a major component of collagen.
Clinical Development of PLN-74809
Current and Planned Clinical Trials for IPF and PSC
We are currently conducting three Phase 2a trials of PLN-74809, two in patients with IPF and one in patients with PSC, subject to the impact of the COVID-19 pandemic. The first of these is an ongoing Phase 2a randomized, double-blind, placebo-controlled IPF trial evaluating up to three doses of PLN-74809 in IPF patients. We are exploring doses up to 160 mg per day at the highest dose. This is a 12-week trial evaluating safety and tolerability, as well as PK in IPF patients. We plan to evaluate exploratory endpoints including pulmonary function tests, biomarkers and imaging, including Quantitative Lung Fibrosis HRCT imaging, or QLF. This is a multinational trial with approximately 60 sites in the United States, Canada, Australia, New Zealand and multiple countries in Europe. This trial has completed enrollment and data release is expected in mid-2022.
In December 2021, the FDA authorized evaluation of long-term dosing of PLN-74809 up to 320 mg in patients with IPF. This approval enables the evaluation of PLN-74809 in larger, long-term pivotal trials in IPF. We initiated a 6-month Phase 2a trial of PLN-74809 at 320 mg in IPF patients in the first quarter of 2022.
12-Week Safety, PK, Biomarker Trial in IPF Patients

Design of 12-week Phase 2a IPF Trial

In our 12-week Phase 2a IPF trial, we will utilize QLF as a biomarker for early detection of changes in lung fibrosis. QLF is a fibrosis biomarker assessed using high resolution computerized tomography, or CT, imaging and utilizes quantitative image analysis to measure the density of lung tissue and quantify the volume of fibrosis present in the lung. QLF technology was developed by MedQIA, and has been evaluated in over 5,000 ILD patients, showing an ability to predict FVC decline in patients with IPF. While we will measure both endpoints, we believe QLF may allow us to detect changes in lung fibrosis in a more specific way than FVC.
QLF has been utilized in recent clinical trials to evaluate early treatment effects in the amount of lung fibrosis present. In Biogen’s Phase 2a trial of BG00011, a mAb targeting αvß6, dose-dependent trends in QLF were seen at 8 weeks, with the 1 mg/kg cohort showing a decrease in the amount of fibrosis present with a r=-0.49 correlation to FVC.
Additionally, FibroGen utilized QLF in their Phase 2 trial of pamrevlumab, their anti-CTGF mAb, in IPF. FibroGen showed 71% and 50% reductions in progression of fibrosis versus placebo at 24 and 48 weeks, respectively, as measured by QLF.
We are conducting a 12-week Phase 2a randomized, double-blind, placebo-controlled trial of PLN-74809 in PSC patients. We are evaluating up to three cohort doses of PLN-74809 (40 mg, 80 mg or 160 mg) or placebo. This is a multinational trial with approximately 60 sites in the United States, Canada, Australia, New Zealand and multiple countries in Europe. This trial is currently on track to complete enrollment by mid-2022, with data readout expected by late 2022 or early 2023.
12-Week Safety, PK, Biomarker Trial in PSC Patients
Design of 12-week Phase 2a PSC trial
The primary endpoints for our Phase 2a PSC trial will be safety and tolerability, as well as PK. We will also employ exploratory endpoints including fibrosis biomarkers including PRO-C3 and ELF, which are predictive of transplant-free survival in PSC patients, change in alkaline phosphatase and liver imaging. Regulators have suggested that composite endpoints including biomarkers such as alkaline phosphatase, PRO-C3 and ELF coupled with liver histology may support approval in PSC. Both Gilead and Dr. Falk Pharma are including liver histology as a primary endpoint in their respective Phase 3 PSC trials. NGM Biopharmaceuticals, Inc., or NGM, showed dose-dependent changes in PRO-C3 and ELF at 12 weeks in its Phase 2a PSC trial, with levels returning to baseline after the removal of treatment.
We are also conducting an open-label trial utilizing a PET ligand to αvß6 that allows imaging of target engagement by PLN-74809 in the lungs of IPF patients during treatment. Patients will receive a single dose of PLN-74809 across a dose range starting at 60 mg. We will obtain a PET scan at baseline to evaluate αvß6 expression levels in the patients’ lungs and then initiate treatment with PLN-74809. A post-treatment PET scan will be performed at approximately three hours after administration of the dose, which will enable us to evaluate PLN-74809’s target engagement in patients’ lungs at maximum drug concentration. Images are analyzed for regions of high fibrotic activity, which are then evaluated for target engagement. Following completion of a standard washout period, patients may consent to receive a second dose of PLN-74809 at a different dose level followed by a second post-dose PET scan.
When PLN-74809 binds to the αvß6 receptor, we would expect to see decreased PET ligand uptake in the lungs post-treatment when compared to pre-treatment levels. The relationship between dose and target engagement is important to confirm penetration of PLN-74809 into fibrotic tissue, establish a PK/pharmacodynamic, or PD, relationship between PLN-74809 plasma exposure and αvß6 target engagement, link biological activity shown in Phase 1b healthy volunteer BAL study to αvß6 target engagement in IPF lungs and guide dose selection in future studies.

We announced positive interim results from the Phase 2a PET imaging trial of PLN-74809 in September 2021. Each patient across the four dose cohorts tested achieved target engagement levels of greater than 50% in the most fibrotic portions of their lungs after only one dose of PLN-74809. Target engagement of 50% was previously established in a Phase 1b trial as the threshold for predicted clinical anti-fibrotic effect. In addition, there was a dose- and plasma concentration-dependent response with the two highest doses approaching target saturation. PLN-74809 was well tolerated in the trial with no serious adverse events reported. The interim data confirm that PLN-74809 penetrates the highly fibrotic lung tissue of IPF patients, and potently binds to its target. The data allow us to construct a full exposure curve model, decoding our ongoing Phase 2a trials and guiding future clinical development of PLN-74809.
Four IPF patients were administered six single doses of PLN-74809 across cohorts of 60 mg, 120 mg, 240 mg and 320 mg, generating a total of six patient scans. Single doses of 60 mg, 120 mg and 240 mg were predicted to achieve serum concentrations similar to those seen at Cmax at steady state for doses of 40 mg, 80 mg and 160 mg, respectively, which the Company is studying as part of its ongoing Phase 2a INTEGRIS-IPF trial in IPF patients. Preliminary results are as follows:
PLN-74809 Demonstrated Lung Penetration, with Greater than 50% Target Engagement Achieved in the Lungs of All IPF Patients Across All Dose Cohorts
•Up to 98% target engagement of PLN-74809 achieved
•Greater than 50% target engagement of PLN-74809 achieved across all doses
Dose and Plasma Concentration Response Established
•PLN-74809 achieved a dose response across all single-doses from 60 mg to 320 mg
•Suggests target engagement levels along the entire exposure curve of PLN-74809
•Supports potential anti-fibrotic activity of PLN-74809 at the doses being evaluated in the ongoing Phase 2a INTEGRIS-IPF trial
PLN-74809 Well-Tolerated Across All Doses
•No serious adverse events reported

PLN-74809 Percent Target Engagement Across Multiple Single-Dose Cohorts
Other Potential Development Plans for PLN-74809 in Pulmonary and Hepatic Indications
We are currently exploring the potential effects of PLN-74809 in fibrotic diseases outside of IPF and PSC and may choose to explore the development of PLN-74809 in additional indications in the future. For example, we believe PLN-74809 could provide anti-fibrotic benefits in several pulmonary and hepatic fibrosis diseases where there is over-expression of αvß6, including pulmonary fibrosis associated with systemic sclerosis, pulmonary fibrosis associated with rheumatoid arthritis, pulmonary fibrosis associated with other forms of interstitial lung disease, primary biliary cholangitis, or PBC, biliary atresia and progressive familial intrahepatic cholestasis, or PFIC. Additionally, we believe that PLN-74809 could provide anti-fibrotic benefits in the setting of end-stage renal disease.
Phase 1 Trials
We completed an extended Phase 1a first-in-human, or FIH, SAD/MAD and food effect clinical trial of PLN-74809 in healthy volunteers. In the SAD portion of the trial, single doses of PLN-74809 were administered to 32 volunteers across four cohorts at doses of 15 mg, 30 mg, 50 mg and 75 mg. Eight additional volunteers in the SAD portion of the trial received placebo. In the MAD portion of the trial, PLN-74809 was administered orally to 27 volunteers, once-daily over 14 days at 10 mg, 20 mg, 40 mg. Six additional volunteers in the MAD portion of the trial received placebo. In the food effect part of the trial, PLN-74809 was administered to 12 volunteers, administered as a single dose with and without food. PLN-74809 was shown to be well tolerated with no dose-related adverse events. All but two adverse events reported in the entire trial were mild except for a moderate adverse event of dental abscess (SAD, 30 mg dose cohort) and a moderate adverse event of viral syndrome (MAD, 40 mg dose cohort). All adverse events resolved or recovered and no dose relationship for adverse events was observed. No notable findings were observed for laboratory abnormalities, vital signs, or ECG/telemetry.
Since completing the Phase 1 FIH trial, we have conducted a Phase 1 extended dose escalation trial evaluating PLN-74809 at higher doses. This was a randomized, double-blind, placebo-controlled trial evaluating safety and tolerability as well as PK in 96 healthy volunteers at single doses up to 640 mg and multiple doses up to 320 mg. The PK profile of the higher dose cohorts remained in line with previous cohorts, and PLN-74809 remained well tolerated with no serious adverse events or severe adverse events reported in either cohort.
Participants with Drug Related Adverse Events in PLN-74809 in Phase 1a Trials

PLN-74809 MAD Steady-State Cmax and AUC0-24
Additionally, PLN-74809 was well absorbed, and displayed a half-life of approximately 50 hours. PLN-74809 reached steady state plasma concentrations after seven days of dosing. Co-administration of PLN-74809 with food decreased drug concentrations relative to the fasted state, with AUC decreasing by approximately 40 percent and Cmax by approximately 50 percent.
We have also completed a Phase 1b proof-of-mechanism trial in healthy volunteers. The purpose of this randomized, double-blind, ascending-dose, placebo-controlled trial was to evaluate PLN-74809’s ability to inhibit TGF-β activation in the lung as measured by pSMAD2 levels in pulmonary alveolar macrophages collected from bronchoalveolar lavage, or BAL, fluid and to further characterize the PK/PD relationship in humans.
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
In this Phase 1b trial, 16 participants completed pre- and post-treatment BAL procedures. Four out of six participants (66%) receiving the high dose of PLN-74809 experienced mean reductions of 58.6% (6.9%) in pSMAD2 levels at six hours post-dose relative to baseline levels. Notably, all four of the volunteers in the high dose cohort with reductions in pSMAD2 levels also achieved plasma concentrations of PLN-74809 corresponding to the predicted plasma protein adjusted IC50 of 700 ng/ml. The two volunteers in the high dose cohort who did not achieve these concentrations did not experience reductions in pSMAD2 levels. In the low dose cohort, no volunteers achieved plasma protein adjusted IC50, and only one volunteer experienced significant reduction in pSMAD2 levels post treatment, relative to baseline levels. These results demonstrate PLN-74809’s effect on reducing TGF-β activation in the lungs in a dose- and exposure-dependent manner, supporting a PK/PD relationship in humans. These data support the biological activity of PLN-74809 and guided dose selection and trial design of our ongoing Phase 2a trials.
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
Adverse Events Reported by Participants Receiving PLN-74809 in Phase 1b Trial

Groups	Adverse Event	Severity	Drug Related?
(n = 6)	Deafness [a]	Mild	No
	Frequent Bowel Movements	Mild	No
	Middle Ear Infusion	Mild	No
(n = 7) [b]	ECG QT Interval Elongated [c]	Mild	No
a- Unilateral earwax for 6 hr on day 1; subject completed 7 days dosing without recurrence or additional adverse events.
b- One subject was replaced due to prolonged QT interval.
c- ECG finding after first dose; baseline ECG abnormalities were already present.

We conducted an expanded Phase 1b proof-of-mechanism trial evaluating the inhibition of TGF-β signaling as measured through relative pSmad2 levels in alveolar macrophages collected through bronchioalveolar lavage (BAL) at 6 hours and 24 hours after the last dose in the lungs of healthy volunteers. The trial was conducted in two parts. Part 1 evaluated PLN-74809 at doses of 80 mg and 160 mg once-daily versus placebo and Part 2 evaluated PLN-74809 at 320 mg once-daily versus placebo. In addition to safety and pharmacokinetics, the trial evaluated PLN-74809's ability to suppress TGF-β activation in the lungs of healthy volunteers as measured through relative pSmad2 levels in alveolar macrophages collected through bronchioalveolar lavage (BAL) at 6 hours and 24 hours after the last dose. pSmad2 is a marker of TGF-β activation. This trial further defines the relationship between plasma exposure of PLN-74809 and TGF-β inhibition in the lung and will guide dose selection in future trials.
All PLN-74809 treatment groups across Part 1 and Part 2 showed pSmad2 suppression relative to placebo at 6 hours and 24 hours.
pSmad2/Smad2 percentage change from baseline, delta versus placebo in Part 1 and Part 2
Part 1
PLN-74809 dosed at 80 mg once-daily demonstrated mean pSmad2 reductions of 41% and 37% from baseline at 6 and 24 hours, respectively, with up to 76% reduction seen at 24 hours. PLN-74809 dosed at 160 mg once-daily demonstrated pSmad2 reductions of 58% and 53% from baseline at 6 and 24 hours, respectively, with up to 92% reduction seen at 6 hours. Statistical significance (p < 0.0001) was achieved at 24 hours for both the 80 mg and 160 mg doses when compared to placebo. Both the 80 mg and the 160 mg dose cohorts demonstrated exposures above the 50% target inhibitory concentration (IC50) of αvβ6 for 24 hours after dosing.

Alveolar pSmad2/Smad2 Percentage Change from Baseline at 24 hours (Part 1: 80 mg and 160 mg)	Mean PK/PD response (Part 1: 80 mg and 160 mg)

Part 2

PLN-74809 dosed at 320 mg once-daily demonstrated a mean pSmad2 reduction of 46% from baseline at 6 hours and a mean increase of 16% from baseline at 24 hours. The placebo group experienced a mean pSmad2 reduction of 8% from baseline at 6 hours and a mean increase of 151% from baseline at 24 hours. At both timepoints in the PLN-74809 arm, pSmad2 levels decreased relative to placebo. The Part 2 treated group showed exposures above IC50 of αvβ6 for 24 hours after dosing.

pSmad2/Smad2
(%Change)
400
300
200
100
0
-100
Placebo
320 mg

Alveolar pSmad2/Smad2 percentage change from baseline at 24 hours (Part 2: 320 mg)
On Day 7 at 24 hours post dose, the placebo groups in both Part 1 and Part 2 showed mean pSmad2 increases of 74% and 151%, respectively. These increases in pSmad2 may have been associated with the 6 hour BAL procedure. All PLN-74809 treatment groups showed pSmad2 suppression relative to placebo at 24 hours, suggesting that PLN-74809 treatment was able to inhibit TGF-β activation triggered by BAL procedures. Acute phase response following BAL procedures has been previously described in healthy volunteers and patients.
Comparison of placebo and trial drug response in Part 1 and Part 2
PLN-74809 was well-tolerated with mostly mild adverse events, and no severe adverse events. There was no dose relationship associated with adverse events, no serious adverse events (SAEs) and no treatment discontinuations due to adverse events.
As of February 2022, more than 450 study participants, including healthy volunteers and patients, with no drug-related serious adverse events or severe adverse advents reported to date. The most common treatment emergent adverse events, or TEAEs, in PLN-74809-treated volunteers were mild headache (12/184 [6.5%] participants) and mild constipation (6/184 [3.3%] participants).

We have developed a wholly-owned PET tracer of the protein integrin of αvß1. We filed an IND in December 2020, and the FDA has since issued a “safe to proceed” letter. We plan to use this PET tracer to evaluate expression levels of αvß1 in various fibrotic tissues. Additionally, this tracer may allow us to evaluate tissue penetration and target engagement of developmental candidates that bind αvß1, similar to the current Phase 2a PET trial we are running in IPF.
PLN-1474 and NASH
PLN-1474 is a selective inhibitor of αvß1 integrin that is in development for the treatment of liver fibrosis in patients with NASH. PLN-1474 is an orally bioavailable inhibitor that has shown anti-fibrotic activity in multiple animal models of liver fibrosis as well as in live human NASH fibrotic liver tissue. In October 2019, we entered into a license and collaboration agreement with Novartis under which Novartis received global rights to develop and commercialize PLN-1474 the treatment of NASH associated liver fibrosis. We have completed a first-in-human, randomized, double-blind, placebo-controlled Phase 1 dose escalation trial of PLN-1474 that enrolled 84 healthy volunteers across single ascending dose and multiple ascending dose cohorts. Results showed that PLN-1474 was well tolerated with no dose- or treatment-limiting toxicities with adverse events that were mostly mild with no severe or serious adverse events observed. The IND application for PLN-1474 was transferred to Novartis in the first quarter of 2021, and Novartis is responsible for all development, manufacturing and commercialization activities.
Background on Liver Fibrosis and NASH
NASH is a severe form of non-alcoholic fatty liver disease, or NAFLD, that is associated with the development of liver fibrosis and potentially life-threatening liver dysfunction. NAFLD is characterized by increased fat in the liver, or steatosis, and is believed to occur due to a combination of factors including high caloric diet, obesity and metabolic syndrome, type 2 diabetes mellitus and genetics. Early stages of the disease often have no symptoms other than slightly elevated or fluctuating levels of liver enzymes in some patients.
As excess fat builds up in the liver, it can cause inflammation and injury to the liver tissues. Over time, NASH can lead to fibrosis of the liver. Fibrosis can progress to cirrhosis, resulting in impaired liver function and increased risk of liver-related complications and mortality.
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
Our Solution, PLN-1474
PLN-1474 is a bioavailable, small molecule, selective inhibitor of αvß1 mediated TGF-β activation. PLN-1474 is an anti-fibrotic therapy for patients with liver fibrosis associated with NASH. We have shown that in human fibrotic liver tissue from patients with NASH that the levels of αvß1 are significantly elevated in tissue from patients with late-stage fibrotic disease. Overexpression of αvß1 is correlated with TGF-β activation as measured by pSMAD3 levels. Therefore, we believe a single-selective inhibitor of αvß1 is a promising and differentiated approach to treating NASH associated liver fibrosis. In October 2019, we entered into a license and collaboration agreement with Novartis through which Novartis obtained a global license to PLN-1474. We have completed a Phase 1 trial of PLN-1474 in healthy volunteers with Novartis reimbursing us for all associated development activities. The IND application for PLN-1474 was transferred to Novartis in the first quarter of 2021, and Novartis is responsible for all development, manufacturing and commercialization activities.
Applying our Fibrosis Expertise in Developing Additional Products
We are pursuing potential uses of PLN-74809 in additional fibrotic indications. We use our precision cut human fibrotic tissue assays in addition to our animal model data to inform our clinical development programs and potentially select additional indications where we think our pipeline candidates could have an effect.
Our mission is to advance the understanding of fibrosis by building a biology-, chemistry- and screening- based engine to drive drug development across the spectrum of fibrotic diseases. While our initial focus is on small molecule integrin inhibitors in lung and liver fibrosis, we are actively pursuing additional treatment modalities across fibrosis indications in multiple different organs. We have identified other potential non-integrin targets related to TGF-β signaling as well as other pathways across multiple fibrosis indications, such as regulators of epithelial-to-mesenchymal transition, a critical process in fibrosis. In addition, while our initial focus is on small molecule drug candidates, we are agnostic to treatment modalities in the development of our pipeline.
Our Oncology Program-TGF-β Signaling in the Tumor Microenvironment

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
As TGF-β biology has been elucidated, it has become increasingly understood in the scientific literature that TGF-β plays an important anti-inflammatory role in the tumor microenvironment. One of TGF-β’s core physiologic roles is an anti-inflammatory effect that it provides in the wound healing process. In the tumor microenvironment, however, certain integrins, such as αvβ8, can be overexpressed on multiple different cell types, resulting in increased activation and signaling of TGF-β. This over activation of TGF-β can lead to a strong anti-inflammatory effect in the tumor microenvironment, resulting in decreased T-cell infiltration and decreased release of pro-inflammatory cytokines such as granzyme B and interferon g. This mechanism is becoming increasingly recognized as a potential cause of the resistance to checkpoint inhibitors such as anti-PD-1 therapies seen in many tumors. We are targeting TGF-β activating integrins such as αvβ8 that are upregulated in certain tumors with the goal of removing the anti-inflammatory effect and, ultimately, sensitizing tumors to checkpoint inhibitors. This program has generated positive data in preclinical tumor models and our candidate is currently undergoing IND-enabling studies with IND submission expected by the end of 2022.
Integrin Upregulation in the Tumor Microenvironment
We are developing small molecule inhibitors against αvβ8 as well as other TGF-β-activating integrins that have been shown to be upregulated in the tumor microenvironment. We have shown in an EMT6 anti-PD-1 resistant tumor mouse model that our small molecule inhibitors of αvβ8-mediated TGF-β activation are able to sensitize tumors to anti-PD-1 therapy and extend survival. We have shown in an EMT6 pancreatic cancer model that tumor growth inhibition by our lead αvβ8 and αvβ1 is significantly greater than what can be seen with an anti- αvβ8 antibody. Additionally, our molecules perform similarly to monoclonal antibodies against the αvß8 integrin receptor. We are currently in preclinical stage of our oncology program.

Small Molecule αvβ8 Inhibitors Enhanced PD-1 Activity in an EMT6 Anti-PD-1 Resistant Mouse Tumor Model
Lead αVβ8/1 Inhibitor Superior to Clinical Stage αVβ8 Antibody in Pan02 Pancreatic Mouse Syngeneic Model
Our Muscular Dystrophy Program
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
Treatment for DMD is mostly focused on mitigating the symptoms. Aggressive management of dilated cardiomyopathy with anti-congestive medications is used, including cardiac transplantation in severe cases. Assistive devices for respiratory complications may be needed, especially at night. The steroid prednisone is given to improve the strength and function of individuals with DMD. Prednisone has been shown to prolong the ability to walk by 2 to 5 years. While a new treatment, eteplirsen, was recently approved in a subset of patients, this remains an area of tremendous unmet medical need. There are a number of novel modalities such as gene therapy and CRISPR being explored as potential treatments for DMD, but they remain years from approval.
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
Agonistic mAb significantly reduced collagen content in gastrocnemius muscles of treated mice
We have nominated a development candidate and are currently conducting chemistry, manufacturing and controls, or CMC, scale-up activities. This program is currently undergoing IND enabling studies with IND submission expected by the end of 2022.
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

Competition
The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, strong competition and an emphasis on proprietary products. While we believe that our technology, knowledge, experience and scientific personnel provide us with competitive advantages, we face substantial competition from many different sources, including larger pharmaceutical companies with greater resources. Smaller specialty biotechnology and biopharmaceutical companies, academic research institutions, governmental agencies, as well as public and private institutions are also potential sources of competitive products and technologies, including through collaborative arrangements with large and established biopharmaceutical companies. We also face competition in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and enrolling patients for clinical trials, and acquiring technologies complementary to, or necessary for, our programs. We believe that the key competitive factors affecting the success of any of our product candidates will include efficacy, safety profile, convenience, method of administration, cost, level of promotional activity and intellectual property protection.
There are a number of biopharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of fibrosis. Companies that we are aware of that are targeting the treatment of various fibrosis indications through inhibiting various parts of the TGF-β pathway include large companies with significant financial resources such as AbbVie Inc., AstraZeneca plc, Bristol Myers Squibb Co., Corbus Pharmaceutical, DiCE Therapeutics, Inc., FibroGen, Inc., Gilead Sciences, Inc., Galapagos NV, Morphic Therapeutics, Inc., Novartis AG, and Takeda Pharmaceutical Company. However, we know of no other companies currently in clinical development with an orally bioavailable small molecule, selective integrin inhibitor.
Prior to February 2021, Galapagos’ Phase 3 autotaxin inhibitor GLPG-1690 and FibroGen’s Phase 3 monoclonal antibody against connective tissue growth factor, or CTGF, were the two most advanced development candidates for treatment of IPF. Galapagos announced that it terminated both of its Phase 3 trials of GLPG-1690 in IPF in February 2021 due to an unfavorable benefit-risk profile.
Although our novel approach is unique from most other existing or investigational therapies across the disease areas where we are focusing our development, we will need to compete with currently approved therapies, and potentially those in currently in development if they are approved. We are aware of several marketed and investigational products in our leading disease areas, including but not limited to:
•IPF: There are currently two approved products for the treatment of IPF; Esbriet, marketed by Roche Holding AG, and Ofev, marketed by Boehringer Ingelheim GmbH. Companies currently developing product candidates in IPF include AbbVie, Endeavor Biomedicines, FibroGen, Galapagos, Kadmon Holdings, Inc., Galecto Biotech, Inc., Roche Holding AG and Liminal BioSciences, Inc.
•PSC: There are currently no approved therapies for the treatment of PSC. Companies currently developing product candidates in PSC include Gilead Sciences, Inc., AbbVie Inc., Dr. Falk Pharma and Intercept Pharmaceuticals, Inc.
•NASH: There are currently no FDA-approved therapies for the treatment of NASH. There are a number of companies developing product candidates for the treatment of NASH including Intercept, Pfizer Inc., Gilead, AbbVie, Novartis, AstraZeneca plc, Eli Lilly & Company, GlaxoSmithKline plc, Amgen, Inc., BMS, Johnson & Johnson, Merck & Co., Inc., Roche, Sanofi S.A., Takeda Pharmaceuticals, Novo Nordisk, Genfit SA, Madrigal Pharmaceuticals, Inc., Viking Therapeutics, Inc., Cirius Therapeutics, Inc., NGM Biopharmaceuticals, Akero Therapeutics, Inc. and Metacrine, Inc. Most of the drugs currently in development for NASH are focused on decreasing liver fat or improving liver inflammation as opposed to direct liver anti-fibrotic approaches.
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
As of February 25, 2022, we own, co-own or license over 170 pending patent applications worldwide in over 20 patent families, including United States and corresponding foreign patent applications. As of February 25, 2022, four U.S. patents and one Japanese patent have issued to us that are generally expected to expire between the years 2037 to 2039, subject to possible patent term adjustment and/or extension. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek United States and foreign patent protection for a variety of technologies, including, research compounds and methods, candidate compounds and antibodies for modulating the activity of integrins, methods for treating diseases of interest, and methods for manufacturing our products. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.
Company Owned IP
We own multiple families of patent applications that are directed to small-molecule compositions capable of modulating integrins and methods for treating or preventing diseases associated with integrins. Certain applications in these families relate to our PLN-74809 and PLN-1474 small-molecule product candidates, backup compounds and structural analogs, various unit dosages, dosing regimens, and routes of administration. We are also pursuing innovative ways to modulate integrin function using antibodies and have six pending patent application to that technology in the United States. Patents that may issue from these company owned applications are generally expected to expire between the years 2037 to 2042, subject to possible patent term adjustment and/or extension.
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
Pursuant to the agreement, we received an upfront, non-refundable license fee of $50.0 million and $25.0 million upon first patient dosed in our Phase 1 trial of PLN-1474. Additional contingent payments totaling $391.0 million are due to us upon achievement of specified research, development, regulatory and commercial events and Novartis shall pay us tiered royalties, on a product-by-product basis based on annual nets sales of products at percentages ranging from high-single digits to low teens of the applicable licensed products and mid-single digits to high-single digits for any products resulting from the research programs. Also, Novartis agreed to provide up to $19.6 million and up to $13.4 million in funding for the research and development activities associated with PLN-1474 and integrin research targets, respectively. As of December 31, 2021 approximately $2.0 million of aggregate research and development funding remains available for use under the arrangement.
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
Adimab Collaboration Agreement
In October 2018, we entered into a collaboration agreement, or the Adimab Agreement, with Adimab, LLC, or Adimab, for the discovery and optimization of proprietary antibodies as potential therapeutic product candidates. Adimab has granted to us an exclusive option to acquire the rights to a number of discovered antibodies for development and commercialization as biopharmaceutical products. We have granted Adimab a non-exclusive, non-sublicensable license under our technology during each research program to perform Adimab’s responsibilities under such research plan.
If we choose to exercise our option with respect to a specific research program, we are required to pay Adimab a non-creditable, non-refundable high six-figure option exercise fee, and milestone payments upon the achievement of certain clinical and regulatory milestone events in the development of therapeutic products and diagnostic products which use the antibodies we have obtained pursuant to our exclusive option of approximately $12 million for each therapeutic product. For any product that is commercialized pursuant to the Adimab Agreement, we are required to pay Adimab low single digit percentage tiered royalty payments based on annual aggregate worldwide net sales thresholds for such products, subject to reduction as specified in the Adimab Agreement. Royalty terms with respect to each product will expire on a country-by-country basis upon the later of (a) ten years after the first commercial sale of such product in such country and (b) the expiration of the last patent related to any antibody acquired by us pursuant to our option from a specified research program.
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
We do not own or operate facilities for clinical drug manufacturing, storage, distribution, or quality testing. All of our clinical manufacturing is outsourced to third-party manufacturers. Our agreements with third-party manufacturers include confidentiality and intellectual property provisions as well as routine quality audits. We also rely on internal personnel with extensive cGMP manufacturing experience in order to ensure effective technology transfer and to manage the manufacturing and development processes conducted by third-party manufacturers.
We have established an adequate supply of the drug substance for PLN-74809 from our North American, European and Asian contract manufacturing organizations, or CMOs, to satisfy both our clinical and preclinical requirements. To mitigate supply chain risk and maximize flexibility, we have qualified two, geographically disparate CMOs for the manufacture of PLN-74809 active pharmaceutical ingredient and are currently engaging secondary raw material suppliers and drug product manufacturers to further mitigate global supply chain risk. The responsibility for manufacture and supply of drug substance for PLN-1474 has been transferred to Novartis pursuant to our collaboration and license agreement.
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
U.S. government regulation of drug products
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The FDA also regulates biological products under the FDCA and the Public Health Service Act, or PHSA. If we advance clinical development of a biological product candidate in the future, these development activities will be subject to additional regulatory requirements specific to biological products. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending New Drug Applications, or NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.
The process required by the FDA before a drug may be marketed in the United States generally involves the following:
•Completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•Submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;
•Approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
•Performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug product for each indication;
•Submission to the FDA of an NDA;
•Satisfactory completion of an FDA advisory committee review, if applicable;
•Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•Satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•Payment of user fees and securing FDA approval of the NDA; and
•Compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.
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

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:
•Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.
•Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
•Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.
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
Once an approval of a drug is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•Restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•Fines, warning letters or holds on post-approval clinical trials;
•Refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
•Product seizure or detention, or refusal to permit the import or export of products; and
•Injunctions or the imposition of civil or criminal penalties.
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

Other healthcare laws
Healthcare providers, physicians, and third party payors play a primary role in the recommendation and prescription of drug products for which we obtain marketing approval. Arrangements with third party payors, healthcare providers and physicians, in connection with the clinical research, sales, marketing and promotion of products, once approved, and related activities, may expose a pharmaceutical manufacturer to broadly applicable fraud and abuse and other healthcare laws and regulations. In the United States, these laws include, without limitation, state and federal anti- kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below:
•the federal Anti-Kickback Statute, or AKS, which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer or pay any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward, referrals including the purchase recommendation, order or prescription of a particular drug for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA. A conviction for violation of the federal Anti-Kickback Statute can result in criminal fines and/or imprisonment and requires mandatory exclusion from participation in federal health care programs. Exclusion from the federal healthcare programs may also be imposed if the government determines that an entity has committed acts that are prohibited by the federal Anti-Kickback Statute. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor;
•the federal civil and criminal false claims laws, including the FCA, which can be enforced through “qui tam” or “whistleblower” actions, and civil monetary penalty laws, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal health care programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations;
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
•the federal Physician Payments Sunshine Act, created under Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biological products and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services, or CMS, under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made during the previous year to certain non-physician providers such as physician assistants and nurse practitioners; and
•analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection, transparency and disclosure laws, and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
Because of the breadth of these laws, it is possible that some of a pharmaceutical manufacturer’s business activities could be subject to challenge under one or more of such laws. Efforts to ensure that business arrangements comply with applicable healthcare laws involve substantial costs. It is possible that governmental and enforcement authorities will conclude that a pharmaceutical manufacturer’s business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against a pharmaceutical manufacturer, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on its business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, imprisonment, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, reporting obligations and oversight if a pharmaceutical manufacturer becomes subject to integrity and oversight agreements to resolve allegations of non-compliance, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of operations, any of which could adversely affect a pharmaceutical manufacturer’s ability to operate its business and the results of operations. In addition, commercialization of any drug product outside the United States will also likely be subject to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.
In the U.S., numerous federal and state laws, and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018, or the CCPA, which came into effect on January 1, 2020 and provides new data privacy rights for consumers and new operational requirements for companies, which may increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA impacts certain of our business activities. The CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.
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
Internationally, our operations may also be subject to increased scrutiny or attention from foreign data protection authorities. For example, our clinical trial programs and research collaborations in the EU may implicate the EU General Data Protection Regulation (EU) 2016/679 (EU GDPR) and certain national EU Member State laws amending the same.
The EU GDPR governs the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), including clinical trial data (even in a key-coded form), and grants individuals various data protection rights (e.g., the right to erasure of personal data). The EU GDPR imposes a number of obligations on companies, including inter alia: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; and (iii) obligations to implement appropriate technical and organizational measures to safeguard personal data and to report certain personal data breaches to the supervisory authority without undue delay (and no later than 72 hours where feasible). The EU GDPR also provides that EU Member States may introduce further restrictions at a national level, restricting the processing of genetic and/or health data, which could result in increased compliance costs / efforts.
In addition, the EU GDPR prohibits the transfer of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws unless a data transfer mechanism has been put in place. In July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield for purposes of international transfers and imposed further restrictions on use of standard contractual clauses (SCCs) (i.e., an EU-style data transfer agreement) including, a requirement for companies to carry out a transfer privacy impact assessment, which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. Moreover, new versions of the SCCs (new EU SCCs) have recently been published requiring additional compliance and implementation efforts.
Administrative fines for non-compliance with the EU GDPR can be significant and can amount to up to the greater of €20 million or 4% of annual worldwide turnover. The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR.

Relatedly, following the United Kingdom’s withdrawal from the EU (i.e., Brexit), the EU GDPR has been implemented in the United Kingdom (as the UK GDPR). The UK GDPR site alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into UK law. The requirements of the UK GDPR are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines for non-compliance of up to £17.5 million or 4% of annual worldwide turnover. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should also be noted that the new EU SCCs do not automatically apply in the UK since Brexit, and the UK Government has not yet formally acknowledged the new EU SCCs, i.e., as a valid data transfer mechanism under the UK GDPR. Indeed, on 11 August 2021, the UK Information Commissioner’s Office (ICO) launched a public consultation on its draft international data transfer agreement and guidance. This included the publication of a draft UK addendum that can be used with the new EU SCCs – however, this is not (at this time) finalized and as such, for the time being transfers from the UK to a third country should continue to be made in reliance on the ‘old’ SCCs.
Current and future healthcare reform legislation
In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system. In the United States, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively known as the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private payors, and significantly affected the pharmaceutical industry. The ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. There have been numerous historic judicial, administrative, executive, and legislative challenges and amendments (including recent amendments that expand access to care) to certain aspects of the ACA. In June 2021, the Supreme Court dismissed a lawsuit challenging the constitutionality of certain aspects of the AC, without ruling on the meris of the constitutionality arguments. In the future, there may be additional legislative, regulatory, executive, or judicial actions that result in healthcare reform. It remains to be seen precisely what any new reforms will provide, when or if they will be enacted, and what impact they will have on the availability and cost of healthcare items and services, including drug products.
Other legislative and regulatory changes have been proposed or adopted in the United States since the ACA was enacted, including several legislative and regulatory changes that are focused on capping or reducing healthcare costs, as well as measures that would address healthcare fraud and abuse, value-based care, drug pricing and other reforms.
The increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative, regulatory and enforcement interest in the United States with respect to specialty drug pricing practices. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.
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
These laws, regulations, and actions, and any state or federal healthcare reform measures that may be adopted in the future, could reduce coverage or reimbursement Medicare and other government programs, may result in a similar reduction in coverage or payment from private payers, and may otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Additionally, we expect to experience pricing pressures in connection with the sale of any future approved product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

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
In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, or Regulation, which entered into effect on January 31, 2022. The Regulation replaces the Clinical Trials Directive 2001/20/EC and overhauls the current system of approvals for clinical trials in the EU. Specifically, the Regulation is directly applicable in all Member States (meaning that no national implementing legislation in each EU Member State is required) and aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Regulation provides for a streamlined application procedure via a single-entry point and strictly defined deadlines for the assessment of CTAs.
In addition to data privacy requirements, many jurisdictions have mandatory clinical trial information obligations on sponsors. In the EU this is under the Transparency Regulation No 1049/ 2001, EMA Policy 0043, EMA Policy 0070, as well as the Clinical Trials Regulation No 536/2014, all of which impose on sponsors the obligation to make publicly available certain information stemming from clinical studies. In the EU, the transparency framework provides for a wide right for (EU-based at the moment) interested parties to submit an access to documents request to the EMA for information included in the marketing authorization application dossier for approved medicinal products. Only very limited information is exempted from disclosure, i.e. commercially confidential information (which is construed increasingly narrowly) and protected personal data. It is possible for competitors to access and use this data in their own research and development programs anywhere in the world, once this data is in the public domain.
European drug review and approval
To obtain a marketing authorization in the European Economic Area, or EEA (comprising the EU Member States, plus Norway, Iceland, and Liechtenstein), a company may submit marketing authorization applications either under a centralized procedure administered by the European Medicines Agency, or EMA, or one of the procedures administered by competent authorities in the EEA Member States (decentralized procedure, national procedure, or mutual recognition procedure). The centralized procedure is compulsory for certain medicines, including those produced by biotechnology, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy and tissue-engineered products) and those with a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, autoimmune and other immune dysfunctions, viral diseases, or diabetes. The centralized procedure is optional for those medicines which contain a new active substance, or which are a significant therapeutic, scientific, or technical innovation or whose authorization would be in the interest of public health. The centralized procedure provides for the grant of a single marketing authorization that is valid throughout the EEA. Under the centralized procedure, the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use, or CHMP. Clock stops may extend the timeframe of evaluation of a MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment. As far as pediatric marketing authorization applications are concerned, all applications for marketing authorization for new medicines have to include the results of studies as described in an agreed Pediatric Investigation Plan (PIP), unless the medicine is exempt because of a deferral or waiver.
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
To obtain a marketing authorization in Switzerland, a company must submit a marketing authorization application to Swissmedic, Switzerland’s national authorization and supervisory authority for medicinal products and medical devices. There are no international agreements on mutual recognition of authorizations in relation to medicinal products. However, marketing authorization dossiers can be submitted to Swissmedic with clinical data, irrespective of the location where a clinical trial was conducted, that were collected in accordance with globally applicable international standards such as the Good clinical Practice (GCP) of the International Conference on Harmonization (ICH), which are based on the Declaration of Helsinki. Furthermore, if a medicinal product or procedure is already authorized in a country having equivalent medicinal product control, the results of tests carried out for this purpose shall be taken into account. According to Swissmedic's practice, this includes the authorization procedures of the following countries: Australia, the member states of the EU, the EFTA states in the EEA (Liechtenstein, Norway and Iceland), Japan, Canada, New Zealand, Singapore and the United States.
Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (“MHRA”), the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure. A separate application will, however, still be required.
The MHRA has launched the Innovative Licensing and Access Pathway (ILAP), a new accelerated assessment procedure for marketing authorization applications that enables companies to enter the UK market faster.
European orphan drug designation and exclusivity
As in the U.S., we may apply for designation of a product candidate as an orphan drug for the treatment of a specific indication in the EEA before the application for marketing authorization is made. The criteria for designating an “orphan medicinal product” in the EEA are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it meets the following criteria: (1) is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; and (2) either the prevalence of such condition must not be more than five in 10,000 persons in the EU when the application is made, or without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the EU to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Sponsors of orphan drugs can enjoy economic and marketing benefits, including a reduction of fees or fee waivers and up to ten years of market exclusivity for the approved indication which can be further extended by two years under certain circumstances; namely when the pediatric studies have been conducted in accordance with an agreed PIP and other requirements are satisfied. During such period of market exclusivity, marketing authorization applications for “similar medicinal products” will not be accepted, unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product, the marketing authorization holder consents to the second orphan medicinal product application, or where the marketing authorization holder cannot supply enough orphan medicinal product. In the EEA, a “similar medicinal product” is a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify the maintenance of market exclusivity.
Brexit and the Regulatory Framework in the United Kingdom
On January 31, 2020. A transition period began on February 1, 2020, during which EU pharmaceutical law remained applicable to the UK. This transition period ended on December 31, 2020. Since the regulatory framework in the UK covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the UK, as UK legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the UK in the long-term. The MHRA published detailed guidance for industry and organizations to follow which will be updated as the UK’s regulatory position on medicinal products evolves over time.
The regulatory framework for medicines that existed before the end of the transition period following Brexit has been preserved in UK domestic legislation as ‘retained EU law,’ which has prevented substantial divergence to the regulation of medicines. However, some changes to the UK legislation have been necessary, including the implementation of the Northern Ireland Protocol (NIP), pursuant to which the EU pharmaceutical legal framework continues to apply in Northern Ireland (subject to periodic consent of the Northern Ireland Legislative Assembly), and only products compliant with EU law can be placed in the Northern Ireland market. This dynamic adds an extra layer of regulatory complexity for companies withing to commercialize medicinal products in Great Britain (namely, England, Wales and Scotland, as EU law continues to apply in Northern Ireland), as such companies now need to comply with separate UK regulatory legal framework. The UK government is currently trying to renegotiate certain aspects of the Northern Ireland Protocol so this is an unpredictable area for companies in the near future. The Trade and Cooperation Agreement signed between the UK and the EU allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products.
Coverage and reimbursement
Successful commercialization of new drug products depends in part on the extent to which coverage and reimbursement, as applicable, for those drug products will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drug products they will cover and pay for and establish reimbursement levels. The availability and extent of coverage and reimbursement by governmental and private payors is essential for most patients to be able to afford a drug product. Sales of drug products depend substantially, both domestically and abroad, on the extent to which drugs are covered and the costs of drugs products are paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or covered and reimbursed by government health administration authorities, private health coverage insurers and other third-party payors.
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
In the United States, the decisions about Medicare reimbursement for new drug products are typically made by CMS, an agency within the HHS. CMS decides whether and to what extent a new drug product will be covered and reimbursed under Medicare, and private payors tend to follow CMS coverage guidelines. However, no uniform policy of coverage and reimbursement for drug products exists among third-party payors and coverage and reimbursement levels for drug products can differ significantly from payor to payor.
The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each Part D prescription drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class and with some exceptions for certain classes of drugs. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for drugs for which we obtain marketing approval. Any negotiated prices for any of our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA Part D plan policies applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policies and payment limitations in setting their own payment rates coverage guidelines. Any reduction in payment restrictions in Part D coverage that results from the MMA may result in a similar reduction in payment restrictions from non-governmental payors.
For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the average manufacturer price, or AMP, and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although under the current state of the law these newly eligible entities (with the exception of children’s hospitals) will not be eligible to receive discounted 340B pricing on orphan drugs. As 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. The 340B drug pricing program may be subject to future changes in light of ongoing litigation and attempts to reform the program. It is unclear how any such changes could affect our obligation to offer 340B pricing to certain entities.
These laws, and future state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
Outside of the United States, the pricing of pharmaceutical products and medical devices is subject to governmental control in many countries. For example, in the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost effectiveness of a particular therapy to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. The outcome of HTA assessments is decided on a national basis and some payors may not reimburse the use of assessed products or may reduce the rate of reimbursement for such products. In December 2021, the EU adopted a new Regulation on Health Technology Assessment. The Regulation creates collaborative structures and procedures that allow Member States to carry out joint clinical assessments, effect joint clinical consultations and identify jointly emerging health technologies and will come into effect in 2025.
Other countries may allow companies to fix their own prices for products but monitor and control product volumes and issue guidance to physicians to limit prescriptions. Efforts to control prices and utilization of pharmaceutical products and medical devices will likely continue as countries attempt to manage healthcare expenditures.
Human Capital Resources
As of December 31, 2021, we had 91 full-time employees, including 37 with Ph.D. or M.D. degrees and 64 who are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we have experienced no work stoppages. We consider our relationship with our employees to be good.
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
In 2021, we maintained the employee benefits enhancements that were implemented in response to the COVID-19 pandemic. For example, we increased company-wide flexible work arrangements, provided resources to enable employees to work from home, and introduced weekly onsite COVID-19 testing for all employees routinely working onsite. Our management has continued to assess and respond to the evolving needs of our workforce throughout the pandemic.
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
We have incurred significant net losses since our inception and have financed our operations principally through equity financing and our collaboration with Novartis. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss was $97.3 million $41.5 million and $631,000 for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $215.1 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be at least several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to further develop and, if approved, market additional potential product candidates.
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
As of December 31, 2021, we had approximately $200.6 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2023. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also may be required to seek collaborators for any of our product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Market volatility resulting from the COVID-19 pandemic or other financial markets factors could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We were incorporated in 2015, have no products approved for commercial sale and have not generated any revenue from product sales to date. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates and our technology related to transforming growth factor beta, or TGF-β, signaling and integrin biology, medicinal chemistry, translational screening technologies, and clinical insights to discover and develop novel therapies for the treatment of fibrosis. Our approach to the discovery and development of product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value. In addition, our lead product candidate, PLN-74809, is in early clinical development for the treatment of IPF and PSC, and a second product candidate, PLN-1474, is in early clinical development. Both programs will require substantial additional development and clinical research time and resources, either from us or our collaborators, before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have not yet demonstrated the ability to progress any product candidate through clinical trials. We are still in preclinical and early clinical development and may be unable to obtain regulatory approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields. Consequently, we have no meaningful history of operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products.
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
Our approach to drug discovery and development in the area of fibrotic diseases, with an initial focus on tissue-specific integrin modulation and TGF-β signaling inhibition, is unproven and may not result in marketable products.
Our approach is designed to discover and develop targeted treatments for fibrosis with an initial focus on the antagonism of tissue-specific TGF-β signaling through the inhibition of integrins known to mediate the release of activated TGF-β in fibrotic tissue. However, although multiple studies are currently underway, to date, this mechanism has not been definitively proven to successfully treat fibrosis. Targeting integrins to treat fibrosis is a novel approach in a rapidly developing field, and there can be no assurance that we will not experience currently unknown problems or delays in developing our product candidates, that such problems or delays will not result in unanticipated costs, or that any such development problems can be solved. We have primarily tested our lead product candidate, PLN-74809, in healthy volunteers. Therefore, we may ultimately discover that our approach and any product candidates resulting therefrom do not possess properties required for therapeutic effectiveness. As a result, we may never succeed in developing a marketable product.
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
For example, we are initially developing PLN-74809 for the treatment of IPF and PSC, each of which is an orphan indication. In the United States, IPF is estimated to affect approximately 140,000 patients, while PSC is estimated to affect approximately 30,000 to 45,000 patients. As a result, we may encounter difficulties enrolling subjects in our clinical trials of PLN-74809 due, in part, to the small size of these patient populations. Moreover, our Phase 2a PET imaging IPF trial is being conducted at a single site, which could limit the availability of IPF patients at the site and may slow enrollment in that specific trial. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.
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
The design or execution of a clinical trial can determine whether its results will support marketing approval, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. We are currently recruiting two Phase 2a trials of PLN-74809 in IPF. In the first of these trials, the study is designed to enroll IPF patients and utilize a positron emission tomography, or PET, ligand to measure αvß6 target engagement by PLN-74809 in the lungs post-treatment. The second trial is a 12-week double-blind placebo-controlled trial to evaluate safety, tolerability and PK of up three doses of PLN-74809. It is possible that we may need to amend our clinical trial, which would require us to resubmit our clinical trial protocols to competent authorities and ethics committees for reexamination, and may impact the costs, timing, or successful completion of such clinical trial. In addition, we may desire to test PLN-74809 at doses exceeding those evaluated in an ongoing Phase 1a trial and may not be able to do so.
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
In order to obtain orphan designation in the EEA, the product must fulfill certain challenging criteria. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it meets the following criteria: (1) such product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either the prevalence of such condition must not be more than five in 10,000 persons in the EU when the application is made, or without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the EU to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000.
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
There are a number of biopharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of fibrosis. Companies that we are aware of that are targeting the treatment of various fibrosis indications through inhibiting various parts of the TGF-β pathway include companies with significant financial resources such as AbbVie Inc., AstraZeneca plc, Bristol Myers Squibb Co., Corbus Pharmaceutical, DiCE Therapeutics, Inc., FibroGen, Inc., Gilead Sciences, Inc., Galapagos NV, Morphic Therapeutics, Inc., Novartis AG, and Takeda Pharmaceutical Company.
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
Even if PLN-74809 or any other product candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients and third-party payors. In addition, the availability of coverage by third-party payors may be affected by existing and future health care reform measures designed to reduce the cost of health care. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable.
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
Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of biopharmaceutical products. Arrangements with third-party payors and customers can expose biopharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, as detailed in Part I, Item 1 - Business - Government Regulation - Other Healthcare Laws. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, and certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs, remuneration provided to health care professionals and their affiliates, charitable donations and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.
The distribution of biopharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of biopharmaceutical products.
The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business.
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
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs, as detailed in Part I, Item 1 – Business – Government Regulation – Current and Future Healthcare Reform Legislation.
We cannot predict the likelihood, nature, or extent of health reform initiatives that may arise from future legislation or administrative action. However, we expect these initiatives to increase pressure on drug pricing. Further, certain broader legislation that is not targeted to the health care industry may nonetheless adversely affect our profitability. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, since March 2020 when foreign and domestic inspections were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and resumed inspections in China and India in early 2021. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, the agency has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. Additionally, as of March 18, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with the FDA quality standards. Acknowledging the need for transparency an planning for the resumption of inspection activities, FDA released a roadmap plan in May 2021, and an update in November 2021, to address FDA’s risk-based approach to addressing postponed inspection work and its goal of transitioning back to conducting domestic surveillance inspections as quickly as possible. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. Ongoing surges in COVID-19 case numbers with the emergence of new variants (e.g., the Omicron variant in late 2021) have contributed to interruptions in FDA’s surveillance capabilities. In light of high positivity rates and hospitalizations, FDA made temporary changes in late 2021, including temporarily postponing certain inspection activities from December 29, 2021 to January 19, 2022. Accordingly, during the COVID-19 pandemic, several companies have announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications.
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
We cannot be certain that we were the first to invent the inventions covered by pending patent applications and, if we are not, we may be subject to priority disputes. Furthermore, for United States applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the United States Patent and Trademark Office, or USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. Similarly, for United States applications in which at least one claim is not entitled to a priority date before March 16, 2013, derivation proceedings can be instituted to determine whether the subject matter of a patent claim was derived from a prior inventor’s disclosure.
We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent or patent application claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, would adequately protect our product candidates, or would be found by a court to be infringed by a competitor’s technology or product. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities and consider that we are free to operate in relation to our product candidates, but our competitors may obtain issued claims, including in patents we consider to be unrelated, which block our efforts or may potentially result in our product candidates or our activities infringing such claims. The possibility exists that others will develop products which have the same effect as our products on an independent basis which do not infringe our patents or other intellectual property rights or will design around the claims of patents that may issue that cover our products.
Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. Under the Leahy-Smith America Invents Act, or America Invents Act, enacted in 2013, the United States moved from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the Act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.
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
Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed by or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. We have also adopted policies and conduct training that provides guidance on our expectations, and our advice for best practices, in protecting our trade secrets.
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
If a third-party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:
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
Any patents covering our product candidates could be found invalid or unenforceable if challenged in court or the USPTO (or foreign patent offices).
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
Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2037 through 2042, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO, EPO or other relevant foreign patent offices will grant any of these patent applications.
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
At the EU level, the Court of Justice of the European Union (CJEU) has recently narrowed the availability of patent term extension for second medical use therefore affecting the scope of patent protection available.
If we do not obtain patent term extension and data exclusivity for any product candidates we may develop, our business may be materially harmed.
Depending upon the timing, duration, and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, within the EU, regulatory protections afforded to medicinal products such as data exclusivity, marketing protection, market exclusivity for orphan indications and pediatric extensions are currently under review and could be curtailed in future years. If we are unable to obtain patent term extension or the term of any such extension is less than we request, or if data exclusivity or other regulatory protections are reduced, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.
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
•we cannot predict the scope of protection of any patent issuing based on our patent applications, including whether the patent applications that we own or in-license will result in issued patents with claims that cover our drug candidates, drug products or uses thereof in the United States or in other foreign countries;
•the claims of any patent issuing based on our patent applications may not provide protection against competitors or any competitive advantages, or may be challenged by third parties;
•if enforced, a court may not hold that our patents are valid, enforceable and/or infringed;
•we may need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;
•we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent application covering such intellectual property;
•we may fail to adequately protect and police our trademarks and trade secrets;
•other parties may independently develop the technology covered by our trade secrets; and
•the patents of others may have an adverse effect on our business, including if others obtain patents claiming subject matter similar to or improving that covered by our patents and patent applications.
Should any of these events occur, they could significantly harm our business, financial condition, results of operations, and prospects.

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
We rely on third-party contract manufacturers to manufacture our product candidates for preclinical studies and clinical trials. We do not own manufacturing facilities for producing any clinical trial product supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. For example, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our product candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain COVID-19 or treat its effects. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, equivalent foreign legislation or heightened demand on manufacturers may make it more difficult to obtain materials or manufacturing slots for the products needed for our development efforts, which could lead to delays in our clinical trials and scientific development efforts.
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
Risks Related to Managing Our Business and Operations
The outbreak of the coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.
In December 2019, a novel strain of the coronavirus disease, COVID-19, was identified in Wuhan, China. This virus has spread to a number of countries globally, including the United States. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we significantly limited access to our executive offices with the majority of our administrative employees continuing their work outside of our offices and limited the presence of our staff in the laboratory and in the administrative spaces to levels that adhere to social distancing protocols. As a result of the COVID-19 pandemic, we have experienced disruptions and may continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
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
The COVID-19 pandemic continues to rapidly evolve and new variants of the virus continue to emerge. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.The foregoing disruptions, and other continued disruptions to our business in connection with the COVID-19 pandemic, could have a material adverse impact on our business, financial condition or results of operations. In addition, the COVID-19 pandemic heightens many of the other risks and uncertainties discussed herein.
We may encounter difficulties in managing our growth, which could adversely affect our operations.
As of December 31, 2021, we had 91 full-time employees. As our clinical development and commercialization plans and strategies develop, and as we transition into operating as a public company, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:
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
Our current operations are located in our facilities in South San Francisco, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. In addition, global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.
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
As of December 31, 2021, we had net operating loss carryforwards for U.S. federal and state income tax purposes of $184.7 million and $183.0 million, respectively, some of which will begin to expire in 2035. As of December 31, 2021, we also had available tax credit carryforwards for U.S. federal income tax purposes of $14.1 million, which begin to expire in 2036, and state income tax purposes of $4.1 million, which can be carried forward indefinitely. Under Section 382 of the Internal Revenue Code, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50 percentage points within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. We completed a Section 382 study of transactions in our stock ownership through December 31, 2021 and concluded that we have experienced ownership changes since inception and our utilization of pre-change net operating loss and credit carryforwards will be subject to the limitation. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in our stock ownership. Any such limitation could have a material adverse effect on our results of operations in future years. Our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. Net operating losses generated after December 31, 2017 are not subject to expiration, but may not be carried back to prior taxable years, except that net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years. Additionally, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any taxable year beginning after December 31, 2020.
Risks Related to Our Common Stock
An active or liquid market for our common stock may not be sustained.
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
Based on shares outstanding as of December 31, 2021, our executive officers, directors and their affiliates and our principal stockholders beneficially held, in the aggregate, approximately a quarter of our outstanding voting stock. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
If there are substantial sales of shares of our common stock, the price of our common stock could decline.
Shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity compensation plans will become eligible for sale in the public market as they become vested. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Additionally, the number of shares of our common stock reserved for issuance under our 2020 Stock Option and Incentive Plan will automatically increase on January 1 of each year by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors or compensation committee. Moreover, the number of shares of our common stock reserved for issuance under our 2020 Employee Stock Purchase Plan, or ESPP, will automatically increase on January 1 of each year by the lesser of 700,000 shares of common stock, 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors or compensation committee. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution.
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
We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, particularly as we ceased to be an emerging growth company on December 31, 2021. If these requirements divert the attention of our management and personnel from other business concerns, they could have an adverse effect on our business. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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
Numerous federal and state laws and regulations, including HIPAA and HITECH, govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information or personal information. In the course of performing our business we obtain personally identifiable information (PII), including health-related information. Such laws and regulations relating to privacy, data protection, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that varies from one jurisdiction to another and/or may conflict with other laws or regulations. HIPAA establishes national privacy and security standards for the protection of individually identifiable health information, including protected health information (PHI) for certain covered entities, including healthcare providers that submit certain covered transactions electronically, as well as their ‘‘business associates.” Penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly depending on the failure and could include civil monetary or criminal penalties. HIPAA also authorizes state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care claim in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. The Department of Health and Human Services Office for Civil Rights (OCR) has recently increased its enforcement efforts on compliance with HIPAA, including the security regulations (Security Rule), bringing actions against entities which have failed to implement security measures sufficient to reduce risks to electronic protected health information or to conduct an accurate and thorough risk analysis, among other violations. HIPAA enforcement actions may lead to monetary penalties and costly and burdensome corrective action plans. Additionally, on December 10, 2020, OCR issued a proposed rule aimed at strengthening individuals’ rights to access their own health information, as well as reducing administrative burdens on HIPAA covered health care providers and health plans, among other changes. While a final rule has not yet been issued, if adopted, these proposed changes may require us to update our HIPAA policies and procedures to comply with the new requirements.
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
Following the U.K.’s departure from the EU (Brexit), the EU GDPR’s data protection obligations continue to apply to the UK in substantially unvaried form under the so-called “UK GDPR”. The UK GDPR exists alongside the UK Data Protection Act 2018 which implements certain derogations in the UK GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions.
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
Following Brexit, legal, political and economic uncertainty surrounding the exit of the U.K. from the EU may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the U.K. and pose additional risks to our business, revenue, financial condition and results of operations.
On January 31, 2020, the U.K. ceased being a Member State of the EU. The U.K. and the EU signed a EU-UK Trade and Cooperation Agreement, or TCA, which became effective on May 1, 2021. Such a withdrawal from the EU is unprecedented, and it is unclear how the restrictions on the U.K.’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our current and future operations (including business activities conducted by third parties and contract manufacturers on our behalf) and clinical activities in the U.K.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials costlier to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, including due to the impact of the COVID-19 pandemic, and rising interest rates could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our suppliers, some of which are located outside of the United States, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
The increasing use of social media platforms presents new risks and challenges.
Social media is increasingly being used to communicate about our clinical development programs and the diseases our therapeutics are being developed to treat, and we intend to utilize appropriate social media in connection with our commercialization efforts following approval of our product candidates, if any. Social media practices in the biopharmaceutical industry continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation related to off-label marketing or other prohibited activities. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event. When such disclosures occur, there is a risk that trial enrollment may be adversely impacted, that we may fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.
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
Holders of Record
As of the close of business on February 25, 2022, there were 55 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Item 6. [Reserved]

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
Overview
We are a clinical stage biopharmaceutical company focused on discovering and developing novel therapies for the treatment of fibrosis and related diseases. Our initial focus is on treating fibrosis by inhibiting integrin-mediated activation of TGF-β. We have applied our deep understanding of fibrosis biology, along with our medicinal chemistry and translational medicine expertise to develop a set of proprietary tools designed to discover and de-risk product candidates quickly and efficiently. Our wholly owned lead product candidate, PLN-74809, is an oral, small-molecule, dual selective inhibitor of αvß6 and αvß1 integrins that we are developing for the treatment of idiopathic pulmonary fibrosis, or IPF, and primary sclerosing cholangitis, or PSC. We have completed a Phase 1a SAD/MAD trial and a Phase 1b proof-of-mechanism trial of PLN-74809 in IPF and are currently recruiting three Phase 2a trials in our lead indications: two in IPF and one in PSC.
Our second product candidate, PLN-1474, is a small-molecule selective inhibitor of αvß1 for the treatment of liver fibrosis associated with nonalcoholic steatohepatitis, or NASH, which we have partnered with Novartis. PLN-1474 successfully completed a Phase 1 SAD/MAD trial in March 2021, and the Investigational New Drug, or IND, application was transferred to Novartis in the first quarter of 2021. Novartis is responsible for all PLN-1474 development, manufacturing and commercialization activities and we earn research and development services revenue in supporting certain aspects of the development plan.
In addition to our clinical programs, we currently have preclinical integrin-based programs targeting oncology and muscular dystrophies.
Recent Highlights
•Results from expanded PLN-74809 Phase 1b proof-of-mechanism trial demonstrated clear evidence of on-target biological activity in the lungs of healthy participants. Earlier today, the Company announced that positive data from an expanded PLN-74809 Phase 1b proof-of-mechanism trial demonstrated clear evidence of on-target biological activity in the lungs of 36 healthy participants. Results demonstrated that PLN-74809 inhibited TGF-β activation by up to 92% and 76% at 6- and 24-hours, respectively, following seven days of once-daily dosing. At all dose levels, PLN-74809 demonstrated durable pSmad suppression relative to placebo at 6 hours and 24 hours. PLN-74809 was well tolerated with mostly mild adverse events, and no severe adverse events.
•Enrollment was completed in the PLN-74809 Phase 2a INTEGRIS-IPF trial in idiopathic pulmonary fibrosis. INTEGRIS-IPF is a 12-week randomized, dose-ranging, double-blind, placebo-controlled trial evaluating the safety, tolerability and pharmacokinetics of PLN-74809 at doses of 40, 80 or 160 mg in approximately 84 IPF patients. Exploratory endpoints include quantitative lung fibrosis (QLF) imaging, pulmonary function tests as well as select biomarkers. Topline data is anticipated mid-2022.
•The U.S. Food and Drug Administration (FDA) authorized the evaluation of long-term treatment with PLN-74809 in patients with IPF. The FDA has authorized evaluation of long-term dosing of PLN-74809 up to 320 mg daily in patients with IPF. This authorization will facilitate longer-term pivotal trials in IPF. PLN-74809 has been administered to over 450 study participants, including healthy volunteers and patients, with no drug-related serious adverse events or severe adverse advents reported to date.
•Independent Data Safety Monitoring Board (DSMB) recommended INTEGRIS-IPF Phase 2a Trial continue without modifications. Following the full enrollment of the INTEGRIS-IPF Phase 2a trial, on February 17, 2022, the DSMB recommended the INTEGRIS-IPF trial continue without modification. This review included all patients enrolled in all dose cohorts of the trial. To date, no safety concerns have been identified by the DSMB.
•Commenced enrollment of a Phase 2a trial of PLN-74809 at a dose of 320 mg in patients with IPF. The Company began enrollment in a randomized, double-blind, placebo-controlled trial evaluating PLN-74809 at doses of 320 mg administered daily over at least six months, and up to 48 weeks, in approximately 28 patients with IPF. The primary endpoint is the evaluation of PLN-74809 safety and tolerability and the secondary endpoint is the assessment of pharmacokinetics. Exploratory endpoints will measure QLF imaging and pulmonary function tests as well as select biomarkers over 6 months of treatment.
•PLN-74809 Phase 2a trial in primary sclerosing cholangitis (PSC) enrollment on track to be completed mid-2022. INTEGRIS-PSC is a 12-week randomized, dose-ranging, double-blind, placebo-controlled trial evaluating the safety, tolerability, and pharmacokinetics of PLN-74809 at doses of 40, 80 or 160 mg in approximately 84 PSC patients. Exploratory endpoints include fibrosis biomarkers such as Pro-C3 and ELF, changes in ALP and liver imaging. Topline data is expected in late 2022 or early 2023.
•Oncology and muscular dystrophy programs progressing through Investigational New Drug (IND) enabling studies. Both programs on track with IND application submissions planned by the end of 2022.
COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of a coronavirus, or COVID-19, as a pandemic, which, to date, continues to spread throughout the United States and worldwide. We have been, and in the future could be, materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the outbreak of COVID-19. While difficult to predict or quantify the overall impact to our operations, among other things, our clinical trials have experienced delays, and may experience additional delays in the future, extending the timelines and increasing the overall costs to finish the clinical trials, as our fixed costs are not substantially reduced while the clinical trials are delayed. For example, the clinical site conducting our Phase 2a PET trial of PLN-74809 in IPF was closed to clinical research in March 2020, but resumed enrollment and trial activities in the third quarter of 2020. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations have been and will be affected. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from a business and financial perspective relating to COVID-19.

Financial Operations Overview
Revenue
We have not generated any revenue from product sales and do not expect to do so in the near future. Our revenue to date is derived from a Collaboration and License Agreement with Novartis, or the "Novartis Agreement," that was executed in 2019.
The Novartis Agreement is for the development and commercialization of PLN-1474 and up to three additional integrin research targets. Under the terms of the Novartis Agreement, we received an upfront license fee payment of $50.0 million for the worldwide, exclusive license to PLN-1474 and an additional $25.0 million upon first patient dosed in our Phase 1 trial of PLN-1474 in the first quarter of 2020. We are eligible to receive additional milestone payments of up to $391.0 million in total, if defined developmental, regulatory and commercialization milestones are achieved, and tiered royalties on a product-by-product basis based on annual nets sales of products. Additionally, Novartis agreed to provide up to $19.6 million and up to $13.4 million in funding for the research and development activities associated with PLN-1474 and integrin research targets, respectively. As of December 31, 2021 approximately $2.0 million of aggregate research and development funding remains available for use under the arrangement.
Revenues for the years ended December 31, 2021, 2020 and 2019 were $7.6 million, $41.8 million and $57.1 million, respectively.

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
The following table summarizes our research and development expenses for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Employee-related expenses	$20,730	$15,301	$10,385
Outside and consulting services for preclinical studies and research and development activities by third party contract organizations	15,674	14,677	22,043
Clinical trials expenses	29,263	23,907	6,667
Depreciation of lab equipment and costs of equipment and supplies	5,968	4,801	4,829
Technology and intellectual property licenses	33	2,442	288
Facilities and other allocated expenses	5,880	5,065	3,141
Total research and development expenses	$77,548	$66,193	$47,353
We expense all research and development costs in the periods in which they are incurred. We do not allocate our internal costs by product candidates or by preclinical programs as these are in early stages of development. Additionally, although external third-party costs are allocable between product candidates and programs, we do not perform this allocation.
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
General and Administrative
Our general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for our general and administrative personnel, allocated facilities costs, insurance and other expenses for outside professional services, including legal, marketing, investor relations, human resource and accounting services. We expect general and administrative expenses to increase for the foreseeable future as does the size of our administrative function to support the growth of our business. In addition, if we obtain regulatory approval for any of our product candidates and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support product sales, marketing and distribution activities.
Interest and Other Income (Expense), net
Our interest and other income (expense), net consists of interest income earned on cash and cash equivalents, money market funds and short-term investments, realized gains and losses on investments.

Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020

(In thousands, except percentages)	Year Ended December 31,
	2021	2020	$ Change	% Change
Revenue	$7,572	$41,817	$(34,245)	(81.9%)
Operating expenses:
Research and development	(77,549)	(66,193)	(11,356)	17.2%
General and administrative	(27,558)	(17,269)	(10,289)	59.6%
Total operating expenses	(105,107)	(83,462)	(21,645)	25.9%
Loss from operations	(97,535)	(41,645)	(55,890)	NM
Interest and other income (expense), net	272	112	160	142.9%
Net loss	$(97,263)	$(41,533)	$(55,730)	134.2%
_________________________
NM:  Results not meaningful
Revenue
Revenue was $7.6 million and $41.8 million for the years ended December 31, 2021 and 2020, respectively. The decrease of $34.2 million was primarily due to the recognition of a $25.0 million milestone payment in the first quarter of 2020 due to the achievement of first patient dosing in the Phase 1 trial of PLN-1474 as well as decreased research and development services revenues associated with PLN-1474, which were substantially complete in the first quarter of 2021.
We expect our revenue to be derived from the Novartis Agreement for the foreseeable future and may fluctuate significantly based on the amount of research and development services required to further the development of PLN-1474 and integrin research targets as well as the potential achievement of developmental, regulatory and commercial milestones identified in the Novartis Agreement.

Research and Development Expenses
Research and development expenses was $77.5 million and $66.2 million for the years ended December 31, 2021 and 2020, respectively. The increase of $11.4 million was primarily due to:
•$5.4 million increase in employee-related costs owing to the increase in our research and development workforce and stock-based compensation;
•$1.0 million increase in outside and consulting services for preclinical studies and research and development activities by third party contract organizations;
•$5.4 million increase in clinical trial expenses largely due to ramping costs in our Phase 2 trials of PLN-74809 and the commencement of several Phase 1 trials, which was partially offset by a decrease in the Phase 1 clinical trial costs for PLN-1474 which was substantially completed in the first quarter of 2021;
•$1.2 million increase in depreciation of lab equipment and costs of equipment and supplies;
•$2.4 million decrease in technology and intellectual property licenses resulting from the payment to the Regents of the University of California in connection with our IPO in the second quarter of 2020; and
•$0.8 million increase in facilities and other allocated expenses
General and Administrative Expenses
General and administrative expenses was $27.6 million and $17.3 million for the years ended December 31, 2021 and 2020, respectively. The increase of $10.3 million was primarily due to a $7.3 million increase in employee-related costs, including stock-based compensation, and a $1.1 million increase in legal, accounting and other professional services largely due to operating as a public company.
Interest and other income (expense), net
Interest and other income (expense), net was $272,000 and $112,000 for the years ended December 31, 2021 and 2020, respectively. The increase of $160,000 was due to higher average investment balances in 2021 compared to 2020 resulting from significant financing activities occurring mid-year 2020.
Comparison of the Years Ended December 31, 2020 and 2019

(In thousands, except percentages)	Year Ended December 31,
	2020	2019	$ Change	% Change
Revenue	$41,817	$57,052	$(15,235)	(26.7%)
Operating expenses:
Research and development	(66,193)	(47,353)	(18,840)	39.8%
General and administrative	(17,269)	(10,930)	(6,339)	58.0%
Total operating expenses	(83,462)	(58,283)	(25,179)	43.2%
Loss from operations	(41,645)	(1,231)	(40,414)	NM
Interest and other income (expense), net	112	600	(488)	(81.3%)
Net loss	$(41,533)	$(631)	$(40,902)	6,482.1%
_________________________
NM:  Results not meaningful
Revenue
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

Research and Development Expenses
Research and development expenses was $66.2 million and $47.4 million for the years ended December 31, 2020 and 2019, respectively. The increase of $18.8 million was primarily due to:
•$4.9 million increase in employee related costs owing to the increase in our research and development workforce and stock based compensation, including the introduction of our employee stock purchase plan in the third quarter of 2020;
•7 million decrease in outside and consulting services for preclinical studies and research and development activities by third party contract organizations as our lead programs moved into clinical development stage in 2020;
•$17.2 million increase in clinical trial expenses primarily attributable to our Phase 1 and Phase 2 trials of PLN-74809 and the Phase 1 clinical trial for PLN-1474;
•$2.2 million increase in technology and intellectual property licenses resulting from the payment to the Regents of the University of California in connection with our IPO in the second quarter of 2020; and
•$1.9 million increase in facilities and other allocated expenses
General and Administrative Expenses
General and administrative expenses was $17.3 million and $10.9 million for the years ended December 31, 2020 and 2019, respectively. The increase of $6.3 million was primarily due to $2.8 million of increased professional and consulting services costs, $1.6 million of increased compensation costs, $0.9 million of increased stock-based compensation expense, $0.5 million of increased charitable contributions and $0.5 million of increased insurance expenses, partially offset by $0.5 million decrease in travel expenses.
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
Interest and other income (expense), net
Interest and other income (expense), net was $112,000 and $600,000 for the years ended December 31, 2020 and 2019, respectively. The decrease of $488,000 was primarily due to lower interest rates in 2020 when compared to 2019.
Liquidity and Capital Resources
Overview
As of December 31, 2021, we had cash, cash equivalents and short-term investments of $200.6 million. Our cash, cash equivalents and short-term investments consist of U.S. Treasury securities, U.S. Government agency securities and highly rated, investment-grade corporate debt securities.
Our operations have been financed primarily through the issuance and sale of convertible preferred stock, our collaboration with Novartis and issuance of common stock via our IPO. We completed our IPO in June 2020 and received $148.3 million, net of underwriting discounts, commissions and offering expenses. Concurrent with the completion of the IPO, we also issued 625,000 shares of our common stock to Novartis for proceeds of $10.0 million. During the third quarter of 2021, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may issue and sell up to $150.0 million of shares of common stock from time to time. The issuance and sale of these shares pursuant to the Sales Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. We have not issued any shares pursuant to any at-the-market offerings but may do so at a future date.
We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements for at least the next 12 months from the date of this filing and into the second half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital other than potential milestones receivable under our current collaboration and license agreements.

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
Cash Flows
The following summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash used in operating activities	$(75,443)	$(37,271)	$(2,750)
Net cash provided by (used in) investing activities	73,699	(210,866)	(17,931)
Net cash provided by financing activities	2,527	213,212	45,539
Net increase (decrease) in cash and cash equivalents	$783	$(34,925)	$24,858

Cash Used in Operating Activities
Net cash used in operating activities was $75.4 million for the year ended December 31, 2021 compared to $37.3 million for the year ended December 31, 2020. The increase in cash used in operating activities of $38.2 million between the year ended December 31, 2021 and 2020 was primarily due to decreased revenues and related receipts from our collaboration partner, Novartis, during 2021 coupled with an increase in operating expenses of $21.6 million.
Net cash used in operating activities was $37.3 million for the year ended December 31, 2020 compared to $2.8 million for the year ended December 31, 2019. The increase in cash used in operating activities of $34.5 million between the year ended December 31, 2020 and 2019 was primarily due to an overall increase in operating expenses of $25.2 million plus decreased revenues from Novartis of $15.2 million as the $25.0 million milestone earned in the first quarter of 2020 was more than offset by the $50.0 million upfront license fee earned in 2019 plus.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities during the year ended December 31, 2021 was $73.7 million compared to net cash used in investing activities of $210.9 million during the year ended December 31, 2020. The increase in cash provided by investing activities of $284.6 million between the year ended December 31, 2021 and 2020 is a function of the timing of investment purchases versus maturities between the years. The significant shift from 2020 to 2021 is a result of significant financing inflows in 2020 compared to 2021 resulting in increased purchases of short-term investments in 2020.
Net cash used in investing activities during the year ended December 31, 2020 was $210.9 million compared to net cash used in investing activities of $17.9 million during the year ended December 31, 2019. The increase in cash used in investing activities of $192.9 million between the year ended December 31, 2020 and 2019 is a function of the timing of investment purchases versus maturities between the years. The significant shift from 2019 to 2020 resulted from increased financing activities in 2020 compared to 2019 resulting in increased purchases of short-term investments in 2020.
Cash Provided by Financing Activities
Net cash provided by financing activities was $2.5 million during the year ended December 31, 2021 as compared to $213.2 million during the year ended December 31, 2020. The decrease in cash provided by financing activities of $210.7 million between the year ended December 31, 2021 and 2020 was primarily due to 2020 financing activities including the issuance of common stock upon completion of our IPO of $150.8 million, issuance of common stock upon completion of the private placement with Novartis of $10.0 million and the issuance of our Series C convertible preferred stock of $52.0 million.
Net cash provided by financing activities was $213.2 million during the year ended December 31, 2020 as compared to $45.5 million during the year ended December 31, 2019. The increase in cash provided by financing activities of $167.7 million between the year ended December 31, 2020 and 2019 was primarily due to the above mentioned 2020 financing events, partially offset by net proceeds from the 2019 issuance of our Series C redeemable convertible preferred stock of $47.9 million.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements or holdings in any variable interest entities.
Material Cash Requirements
The following table summarizes our material cash requirements as of December 31, 2021 (in thousands):

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Operating lease	$2,098	$4,418	$1,144	$—	$7,660
Total obligations	$2,098	$4,418	$1,144	$—	$7,660
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
Revenue Recognition
As of December 31, 2021, all of our revenue to date has been generated from the Novartis Agreement. We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, ("Topic 606") we perform the following five steps: (i) identification of the contract(s) with the customer, (ii) identification of the promised goods or services in the contract and determination of whether the promised goods or services are performance obligations, (iii) measurement of the transaction price, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to our customer.
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
Recognition of Revenue
We recognize revenue at the point in time when distinct, functional licenses are transferred to the licensee and/or over the period of time which we perform research and development services. We utilize a cost-based input method to measure proportional performance, as such costs have direct relationship between our effort and the progress made towards satisfying its performance obligations to Novartis.
Accrued and Prepaid Research and Development Expenses
We record accrued expenses for estimated costs of our research and development activities activities which include the conduct of clinical studies and preclinical studies by third-party service providers. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in accrued liabilities in the balance sheets and within research and development expenses in the statements of operations and comprehensive loss. These costs are a significant component of our research and development expenses. We record accrued expenses for these costs based on factors such as estimates of the work completed and in accordance with agreements established with these third-party service providers. Any payments made in advance of services provided are recorded as prepaid assets, which are expensed as the contracted services are performed.
We estimate the amount of work completed through review of detailed budgets and timelines included in our contracts and agreements, and update these estimates with information obtained from third-party service providers and internal personnel on a quarterly basis. We make significant judgments and estimates in determining the accrued and/or prepaid balance in each reporting period. As actual costs become known, we adjust our estimates. Our accrued expenses and prepaid research and development expenses are dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations, other third-party service providers and internal research and development personnel. If we under estimate or over-estimate the level of services performed or the costs of these services, our accrued expenses could differ from our estimates. For the periods presented, we have experienced no material differences between our accrued expenses and actual expenses.
Emerging Growth Company Status and JOBS Act Accounting Election
Based on the market value of our common stock held by our non-affiliates as of June 30, 2021, we are considered a “large accelerated filer” on December 31, 2021 and thus lost our status as an emerging growth company as of such date. Accordingly, we can no longer rely upon exemptions and reduced reporting requirements provided by the JOBS Act.

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
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Pliant Therapeutics, Inc. (the "Company") as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases effective January 1, 2021 due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) Topic 842, Leases (“ASC 842”), using the modified retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accrued Liabilities and Prepaid Expenses and Other Current Assets – Accrued and Prepaid Research and Development Expenses — Refer to Notes 2, 5 and 6 to the financial statements
Critical Audit Matter Description
The Company records accrued expenses for costs of research and development activities which include the conduct of clinical studies and preclinical studies by third-party service providers, based upon the estimated amount of services provided but not yet invoiced. Any payments made in advance of services provided are recorded as prepaid assets, which are expensed as the contracted services are performed. The Company estimates the amount of work completed through review of detailed budgets and timelines included in its contracts and agreements, and updates these estimates with information obtained from third-party service providers and internal personnel on a quarterly basis. As of December 31, 2021, accrued research and development expenses were $5.9 million and prepaid research and development expenses were $2.8 million.
Given the significant judgments made by management in estimating the progress or stage of completion of the services, auditing the Company’s accrued and prepaid research and development expenses was especially challenging. Specifically, because the amount of accrued and prepaid research and development expenses is dependent on management’s receipt of timely and accurate reporting from third-party service providers, management’s estimates of work completed as of the balance sheet date, and management’s estimates of the period over which this work will be performed, auditing accrued and prepaid research and development expenses required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s accrued and prepaid research and development expenses included the following, among others:
•We tested the design and operating effectiveness of internal controls related to the estimation of accrued and prepaid research and development expenses.
•For a sample of agreements and contracts, we read the related statement of work, purchase order, and inspected information the Company received from its third-party service providers. We tested the accuracy and completeness of the underlying information used in the estimates and evaluated the significant assumptions that are used by management to estimate the recorded amounts by performing the following procedures:
◦Performed corroborating inquiries with the Company’s research and development personnel that oversee the preclinical and clinical studies to obtain information regarding the nature and extent of progress of preclinical and clinical studies.
◦Obtained external written confirmations from the Company’s third-party service providers regarding the accuracy and completeness of contracted amounts and percentage of completion.
◦Evaluated management’s judgments using the evidence obtained.
•For a sample of agreements and contracts, we obtained the corresponding invoices and evidence of payment to test the Company’s disbursements made to third-party service providers as of December 31, 2021.
•We compared invoices received by the Company subsequent to December 31, 2021 to the accrued research and development expenses recognized by the Company as of that date.

/s/ Deloitte & Touche LLP (PCAOB ID No. 34)
San Francisco, California
February 28, 2022
We have served as the Company's auditor since 2018.

Pliant Therapeutics, Inc.
Balance Sheets
(In thousands, except number of shares and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$51,665	$50,882
Short-term investments	148,931	226,012
Accounts receivable	1,998	9,279
Tax credit receivable	83	83
Prepaid expenses and other current assets (Note 5)	6,764	4,498
Total current assets	209,441	290,754
Property and equipment, net	4,606	4,321
Operating lease right-of-use assets	6,330	—
Other non-current assets	838	451
Total assets	$221,215	$295,526
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,971	$2,023
Accrued liabilities (Note 6)	11,991	9,576
Lease liabilities, current	1,869	—
Total current liabilities	16,831	11,599
Lease liabilities, non-current	5,325	—
Other long-term liabilities (Note 6)	—	866
Total liabilities	22,156	12,465
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 300,000,000 shares authorized at December 31, 2021 and 2020; and 36,083,301 and 35,552,795 shares issued and outstanding at December 31, 2021 and 2020, respectively;	3	3
Additional paid-in capital	414,348	400,918
Accumulated deficit	(215,091)	(117,828)
Accumulated other comprehensive loss	(201)	(32)
Total stockholders’ equity	199,059	283,061
Total liabilities and stockholders’ equity	$221,215	$295,526
The accompanying notes are an integral part of these financial statements.

Pliant Therapeutics, Inc.
Statements of Operations and Comprehensive Loss
(In thousands, except number of shares and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$7,572	$41,817	$57,052
Operating expenses:
Research and development	(77,549)	(66,193)	(47,353)
General and administrative	(27,558)	(17,269)	(10,930)
Total operating expenses	(105,107)	(83,462)	(58,283)
Loss from operations	(97,535)	(41,645)	(1,231)
Interest and other income (expense), net	272	112	600
Net loss	$(97,263)	$(41,533)	$(631)
Accretion to redemption value and dividends on redeemable convertible preferred stock	—	—	(6,225)
Net loss attributable to common stockholders	$(97,263)	$(41,533)	$(6,856)
Net loss per share, attributable to common stockholders:
Basic	$(2.71)	$(1.95)	$(4.22)
Diluted	$(2.71)	$(1.95)	$(4.22)
Shares used in computing net loss per share attributable to common stockholders:
Basic	35,846,421	21,344,236	1,623,358
Diluted	35,846,421	21,344,236	1,623,358
Comprehensive loss:
Net loss	$(97,263)	$(41,533)	$(631)
Other comprehensive loss:
Net unrealized loss on short-term investments	(169)	(31)	(1)
Total other comprehensive loss	(169)	(31)	(1)
Comprehensive loss	$(97,432)	$(41,564)	$(632)

The accompanying notes are an integral part of these financial statements.

Pliant Therapeutics, Inc.
Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except number of shares and per share amounts)

	Redeemable Convertible Preferred Stock								Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Series A		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	—	$—	—	$—	35,552,795	$3	$400,918	$(32)	$(117,828)	$283,061
Vesting of restricted stock awards	—	—	—	—	—	—	103,164	—	9	—	—	9
Option exercises	—	—	—	—	—	—	427,342	—	2,984	—	—	2,984
Stock-based compensation expense	—	—	—	—	—	—	—	—	10,437	—	—	10,437
Net unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	(169)	—	(169)
Net loss	—	—	—	—	—	—	—	—	—	—	(97,263)	(97,263)
Balance at December 31, 2021	—	$—	—	$—	—	$—	36,083,301	$3	$414,348	$(201)	$(215,091)	$199,059
The accompanying notes are an integral part of these financial statements.

Pliant Therapeutics, Inc.
Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except number of shares and per share amounts)

	Redeemable Convertible Preferred Stock								Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Series A		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	56,000,000	$62,468	49,501,221	$75,860	26,360,745	$47,947	1,846,024	$1	$—	$(1)	$(76,295)	$(76,295)
Issuance of Series C redeemable preferred stock, net of issuance costs	—	—	—	—	28,527,313	52,019	—	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	—	—	10,350,000	1	148,277	—	—	148,278
Issuance of common stock upon private placement	—	—	—	—	—	—	625,000	—	10,000	—	—	10,000
Conversion of Series A, B, C convertible preferred stock to common stock	(56,000,000)	(62,468)	(49,501,221)	(75,860)	(54,888,058)	(99,966)	22,432,029	1	238,293	—	—	238,294
Vesting of founders’ common stock and restricted stock awards	—	—	—	—	—	—	163,544	—	11	—	—	11
Option exercises	—	—	—	—	—	—	136,198	—	442	—	—	442
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,895	—	—	3,895
Net unrealized loss on short- term investments	—	—	—	—	—	—	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	—	—	—	—	—	—	(41,533)	(41,533)
Balance at December 31, 2020	—	$—	—	$—	—	$—	35,552,795	$3	$400,918	$(32)	$(117,828)	$283,061
The accompanying notes are an integral part of these financial statements.

Pliant Therapeutics, Inc.
Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except number of shares and per share amounts)

	Redeemable Convertible Preferred Stock								Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Series A		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	56,000,000	$61,516	49,501,221	$70,587	—	$—	1,363,000	$1	$—	$—	$(71,470)	$(71,469)
Issuance of Series C redeemable preferred stock, net of issuance costs	—	—	—	—	26,360,745	47,947	—	—	—	—	—	—
Vesting of founders’ common stock and restricted stock awards	—	—	—	—	—	—	440,964	—	28	—	—	28
Option exercises	—	—	—	—	—	—	42,060	—	174	—	—	174
Accretion to redemption value and cumulative dividends on redeemable convertible stock	—	952	—	5,273	—	—	—	—	(2,031)	—	(4,194)	(6,225)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,829	—	—	1,829
Net unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	—	—	(631)	(631)
Balance at December 31, 2019	56,000,000	$62,468	49,501,221	$75,860	26,360,745	$47,947	1,846,024	$1	$—	$(1)	$(76,295)	$(76,295)
The accompanying notes are an integral part of these financial statements.

Pliant Therapeutics, Inc.
Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(97,263)	$(41,533)	$(631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,535	1,310	1,113
Stock-based compensation expense	10,437	3,895	1,829
Noncash lease expense	1,669	—	—
Other	1,262	266	—
Changes in operating assets and liabilities:
Tax credit receivable	—	250	167
Accounts receivable	7,281	(2,227)	(7,052)
Prepaid expenses and other current assets	(2,266)	(2,756)	(1,458)
Other non-current assets	70	(70)	232
Accounts payable	891	922	(1,255)
Accrued liabilities	2,695	2,689	4,255
Operating lease liabilities	(1,754)	—	—
Deferred rent and other long-term liabilities	—	(17)	50
Net cash used in operating activities	(75,443)	(37,271)	(2,750)
Cash flows from investing activities:
Purchase of short-term investments	(219,887)	(322,605)	(51,713)
Accretion on short-term investments	—	—	(254)
Maturity of short-term investments	295,539	113,271	35,000
Purchase of property and equipment	(1,953)	(1,532)	(964)
Net cash used in investing activities	73,699	(210,866)	(17,931)
Cash flows from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	150,751	—
Proceeds from issuance of common stock upon completion of private placement	—	10,000	—
Proceeds from issuance of Series C preferred stock, net of issuance costs	—	52,019	47,947
Proceeds from issuances of common stock	2,984	442	174
Payment of deferred offering costs	(457)	—	(2,582)
Net cash provided by financing activities	2,527	213,212	45,539
Net increase (decrease) in cash and cash equivalents	783	(34,925)	24,858
Cash and cash equivalents at beginning of period	50,882	85,807	60,949
Cash and cash equivalents at end of period	$51,665	$50,882	$85,807
Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued liabilities	$57	$188	$159
Reclassification of restricted stock awards from liabilities to common stock upon vesting	$9	$11	$30
Accretion to redemption value and dividends on redeemable convertible preferred stock	$—	—	$6,225
Deferred offering costs in accounts payable and accrued liabilities	$—	—	$230
Net unrealized loss on short-term investments	$(169)	$(31)	$(1)
The accompanying notes are an integral part of these financial statements.

Pliant Therapeutics, Inc.
Notes to Financial Statements
1.Organization and Description of Business
Pliant Therapeutics, Inc. (the “Company” or "Pliant" or “we” or “our” or “us”) is a clinical stage biopharmaceutical company focused on discovering and developing novel therapies for the treatment of fibrosis with an initial focus on treating fibrosis by inhibiting integrin-mediated activation of TGF-β. Fibrosis refers to the abnormal thickening and scarring of connective tissue due to the production and deposition of excess collagen in the extra-cellular matrix. Fibrosis can occur in many different tissues including lung, liver, kidney, muscle, skin and the GI tract, and often causes severe and debilitating disease leading to organ failure. The Company is located in South San Francisco, California, and was incorporated in the state of Delaware in June 2015.
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
Initial Public Offering
In June 2020, the Company completed its initial public offering (the “IPO”), in which the Company issued and sold an aggregate of 10,350,000 shares of common stock, which consisted of 9,000,000 shares of common stock and 1,350,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares, at a public offering price of $16.00 per share. The aggregate net proceeds received by the Company from the offering were $148.3 million, net of underwriting discounts, commissions and offering expenses of $5.7 million. Upon the closing of the IPO, 160,389,279 shares of the Company’s outstanding convertible preferred stock were automatically converted to common stock on a 7.15:1 basis and the related carrying amount of $238.3 million was reclassified to common stock and additional paid-in capital within stockholders’ equity (deficit).
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
2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain prior year reported amounts have been reclassified to conform with the current period presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses as well as the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, accruals for research and development costs, fair value of assets and liabilities, stock-based compensation, income taxes and uncertain tax positions. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances, however, actual results may differ from those estimates.

Revenue Recognition
The Company accounts for revenues in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606). To determine revenue recognition for arrangements that fall within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.
At contract inception, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To date, our revenues have been generated solely from the Collaboration and License Agreement with Novartis (the “Novartis Agreement”). The Novartis Agreement includes licenses of intellectual property, cost reimbursements, research and development services, upfront signing fees, milestone payments and royalties on future licensee’s product sales.
As part of accounting for this arrangement, we must apply judgment to determine whether the performance obligations are distinct, and develop assumptions in determining the stand-alone selling price for each distinct performance obligation identified in the contract. To determine the stand-alone selling price, we rely on assumptions which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.
Licenses of Intellectual Property
If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenues. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
Milestone Payments
At the inception of an arrangement that includes development milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint and, if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration and license revenue in the period of adjustment.
Research and development services
Amounts related to research and development services are recognized as the related services or activities are performed, in accordance with the contract terms. The cost associated with full-time equivalent researchers is estimated each period and billable to Novartis based at specified full-time equivalent rates.
Royalties:
The sales-based royalties, including milestone payments based on the level of sales, are considered to be predominately related to the license included in the arrangement, and we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue from the Novartis Agreement.
We recognize contract assets when we have a right to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional on something other than the passage of time. A receivable will be recorded on the balance sheet when the Company has unconditional rights to consideration (i.e., only the passage of time is required before payment becomes due). A contract liability is an obligation to transfer goods or services for which the Company has received consideration, or for which an amount of consideration is due from the customer.

Receivables cannot be netted against contract liabilities and would be presented separately from contract assets. Contract assets and contract liabilities are netted at the contract level.
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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company invests in money market funds, treasury bill and notes, government notes and corporate debt securities. The Company limits its credit risk associated with its cash and cash equivalents by placing them with banks and institutions it believes are highly credit worthy and in highly rated investments. However, the Company had deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000. The Company performs credit evaluations of its customer, and the risk with respect to accounts receivable is further mitigated by the short duration of customer payment terms, generally within 60 days, and the pedigree of the customer base. During the years ended December 31, 2021, 2020 and 2019, Novartis accounted for 100% of the Company’s revenue and accounts receivable.
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
Short-Term Investments
The Company’s short-term investments consist of U.S. Treasury securities, U.S. government agency securities and corporate debt securities with remaining maturities beyond three months at the date of purchase. The Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time even prior to maturity and such investments represent cash available for current operations. As a result, short-term investments may include securities with maturities beyond twelve months that are classified within current assets in the Balance Sheets. As of December 31, 2021 and 2020, all of the Company’s short-term investments were classified as available-for-sale and were carried at fair market value with unrealized losses recorded in other comprehensive loss in the statements of operations and comprehensive loss. See Note 3 for further details.
Short-term investments are considered impaired when a decline in fair value is judged to be other-than-temporary. The Company consults with its investment managers and considers available quantitative and qualitative evidence in evaluating potential impairment of its short-term investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost and its intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge will be recorded to other expense, net, in the statements of operations and comprehensive loss and a new cost basis in the short-term investment will be established. As of December 31, 2021, the Company had not recorded any impairment related to other-than-temporary declines in the fair value of short-term investments.
The Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) as of January 1, 2021, which did not have a significant impact on its financial statements. For available-for-sale debt securities in unrealized loss positions, ASU 2016-13 requires the Company to record an allowance for credit losses using an expected loss model, which replaces the incurred loss model required under the previous guidance. A credit loss is limited to the amount by which the amortized cost of an investment exceeds its fair value. A previously recognized credit loss may be decreased in subsequent periods if the Company’s estimate of fair value for the investment increases. To determine whether to record a credit loss, the Company considers issuer specific credit ratings and historical losses as well as current economic conditions and its expectations for future economic conditions.
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

Leases
Upon adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), the Company determines if an arrangement contains a lease at the inception of the contract and a records right-of-use (“ROU”) asset and lease liability on the balance sheet at lease commencement based on the present value of remaining lease payments over the lease term. The Company only considers payments that are fixed and determinable at the time of commencement.
For leases with an initial term greater than 12 months, lease liabilities are recognized based on the present value of the future minimum lease payments discounted by the Company’s estimated incremental borrowing rate. The Company measures ROU assets based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred and (iii) tenant incentives under the lease. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
The Company calculates the present value of future minimum lease payments using its estimated incremental borrowing rate when the discount rate implicit in the lease is not known. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. In determining its incremental borrowing rate, the Company gives consideration to its credit risk, term of the lease, total lease payments and an analysis of peer companies with profiles similar to its own.
The Company has elected the short-term lease practical expedient to exclude leases with a term less than 12 months from its ROU assets and lease liabilities. The Company records rent expense for short-term leases in its statements of operations on a straight-line basis over the lease term and records variable lease payments as incurred. The Company has also elected to not separate lease and non-lease components and, as a result, accounts for any lease and non-lease components as a single lease component.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long-lived assets during the years ended December 31, 2021, 2020 and 2019.
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
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses consist primarily of personnel costs for the Company’s research and development employees. Also included are non-personnel costs such as fees paid to consultants and third parties for preclinical and clinical studies, research and development services, laboratory supplies and equipment maintenance costs, license costs, contract manufacturing costs and allocations of facility related costs. The Company estimates preclinical and clinical studies and research expenses based on the services performed, pursuant to contracts with research institutions that conduct and manage preclinical and clinical studies and research services on its behalf. We estimate the amount of work completed through review of detailed budgets and timelines included in our contracts and agreements, and update these estimates with information obtained from third-party service providers and internal personnel on a quarterly basis. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and are expensed as services are rendered.
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

The Black-Scholes option-pricing model, used to estimate fair value of stock-based awards, requires the use of the following assumptions:
•Expected term—The expected term represents the period that the stock-based awards are expected to be outstanding. The expected term for the Company’s stock options was calculated utilizing the simplified method, which represents the average of the weighted-average vesting term and the contract period of the awards. The expected term for the ESPP is the offering period.
•Expected volatility—Prior to the Company being public, the Company did not have any trading history for its common stock, the expected volatility was estimated based on the average historical volatilities of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their size, stage in the life cycle or area of specialty. As the Company went public in June 2020, the Company will continue to apply this process for stock options and ESPP awards until enough historical information regarding the volatility of its stock price becomes available.
•Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the awards.
•Expected dividend—The Company has never paid dividends on the common stock and has no plans to pay dividends on the common stock. Therefore, the Company used an expected dividend yield of zero.
Prior to our IPO, the fair value of our common stock has been determined using independent third-party valuations based on relevant valuation methodologies as outlined in the American Institute of Certified Public Accountants (AICPA) Practice Aid, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation”. The Company also considered the amount of time between the independent third-party valuation dates and the grant dates and used interpolation of the fair value between the two valuation dates to estimate common stock fair value at each grant date. This determination included an evaluation of whether the subsequent valuation indicated that any significant change in valuation had occurred between the previous valuation and the grant date. Following our IPO, the Company uses our stock price traded on NASDAQ to determine its fair value.
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
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders' equity (deficit) that result from transactions and economic events other than those with stockholders. The Company's comprehensive loss represents unrealized losses on short-term investments.

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
Common stock equivalent shares are excluded from the computation of diluted net loss or income per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is generally the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is antidilutive. The Company reported a net loss attributable to common stockholders during the years ended December 31, 2021, 2020 and 2019.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-2, Leases (“Topic 842”), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. Subsequent to this, the FASB issued various amendments to ASC 842, which affected certain aspects of the previously issued guidance. One of the amendments included an additional transition option that allowed entities to apply the new standard on the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings. These updates were effective for public companies for annual periods beginning after December 15, 2018, including interim periods therein. Because the Company lost its EGC status on December 31, 2021, the standard became effective for the Company for its annual period beginning January 1, 2021. Amounts prior to January 1, 2021 were not adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases.
The Company adopted ASC 842 and all related amendments effective January 1, 2021 using the modified retrospective transition approach. The Company elected the package of practical expedients upon adoption, which permitted the Company to not reassess under the new standard the Company's prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected the short-term lease exception policy, permitting it to exclude the recognition requirements of this standard from leases with initial terms of 12 months or less.
The adoption of ASC 842 effective January 1, 2021 resulted in the recognition of operating lease ROU assets of $8.0 million and operating lease liabilities of $8.9 million in the Company’s balance sheet. In connection with the adoption, pre-existing liabilities for deferred rent and lease incentives totaling $0.9 million were reclassified as an offset to the operating lease ROU assets. The Company’s financial position and operating results for reporting periods prior to January 1, 2021 have not been adjusted and continue to be presented in accordance with the accounting standard in effect at that time. The adoption of ASC 842 did not have a material impact on the 2021 quarterly or annual results of operations or cash flows and had no impact on retained earnings.
In 2016, the FASB issued ASU 2016-13, which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, ASU 2016-13 requires allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 became effective on January 1, 2021. The adoption of ASU 2016-13 did not have an impact on the Company’s financial statements.
3.    Financial Instruments
The Company’s short-term investments consist of U.S. Treasury securities, U.S. Government agency securities and highly rated, investment-grade corporate debt securities with original maturities beyond three months at the date of purchase. The Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time even prior to maturity and such investments represent cash available for current operations. As a result, short-term investments may include securities with maturities beyond twelve months that are classified within current assets in the Balance Sheets. The Company’s short-term investments classified as available-for-sale are carried at fair market value with unrealized losses or income recognized in other comprehensive loss.
Assets and liabilities recorded at fair value on a recurring basis in the Balance Sheets and assets and liabilities measured at fair value on a non-recurring basis or disclosed at fair value, are categorized based upon the level of judgment associated with inputs used to measure their fair values. The accounting guidance for fair value provides a framework for measuring fair value and requires certain disclosures about how fair value is determined. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The accounting guidance also establishes a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity. The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:
•Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
•Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and
•Level 3—Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.
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
There were no Level 3 assets or liabilities as of December 31, 2021 and 2020.

The following tables show the Company’s cash and cash equivalents, Money Market Funds and short-term investments by significant investment category as of December 31, 2021 and 2020 (in thousands):

	As of December 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Level 1:
Money Market Funds	$15,329	$—	$—	$15,329
Level 2:
U.S. government agency securities included in short-term investments	5,003	—	—	5,003
Corporate debt securities included in cash and cash equivalents and short-term investments	163,626	1	(202)	163,425
Total financial assets	$183,958	$1	$(202)	$183,757

	As of December 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Level 1:
Money Market Funds	$27,686	$—	$—	$27,686
Level 2:
U.S. Treasury securities included in short-term investments	63,101	4	(1)	63,104
U.S. government agency securities included in short-term investments	54,183	10	—	54,193
Corporate debt securities included in cash and cash equivalents and short-term investments	118,759	1	(46)	118,714
Total financial assets	$263,729	$15	$(47)	$263,697
The Company may sell certain of its short-term securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.
The following summarizes the remaining contractual maturities of the Company’s short-term investments as of December 31, 2021:

	Adjusted Cost	Market Value
Mature in 1 year or less	$114,076	$113,974
Mature in 1 to 2 years	35,054	34,956
Total	$149,130	$148,930
There were no liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020. There have been no transfers between fair value measurement levels during the years ended December 31, 2021 and 2020. In addition, there were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2021 and 2020.
As of December 31, 2021, the Company had not recorded any impairment related to other-than-temporary declines in the fair value of short-term investments.
The Company records interest income and accretion income earned on Money Market Funds and U.S. Treasury, U.S. government agency and corporate debt securities to interest and other income (expense), net in its statement of operations and comprehensive loss.

4.    Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$7,947	$6,540
Leasehold improvements	1,618	947
Construction-in-progress	38	300
Computer equipment and software	22	22
Total property and equipment	9,625	7,809
Less: Accumulated depreciation	(5,019)	(3,488)
Total property and equipment, net	$4,606	$4,321
Depreciation expense during the years ended December 31, 2021, 2020 and 2019 was $1.5 million, $1.3 million, $1.1 million, respectively.
5.    Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid research and development	$2,819	$1,898
Prepaid insurance	2,585	1,459
Prepaid licenses	819	665
Interest receivable	385	386
Other	156	90
Total prepaid expenses and other current assets	$6,764	$4,498

6.    Accrued Liabilities and Other Long-Term Liabilities
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued research and development expenses	$5,868	$3,274
Accrued compensation and benefits	5,216	4,542
Other accrued liabilities	907	1,675
Deferred rent	—	85
Total accrued liabilities	$11,991	$9,576
Accrued compensation and benefits consist primarily of accrued bonuses and accrued vacation.

Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred rent	$—	$581
Leasehold incentive obligation	—	283
Other liabilities — deposits	—	2
Total other long-term liabilities	$—	$866

7.    Novartis Collaboration and License Agreement (the "Novartis Agreement")
In 2019, we entered into the Novartis Agreement, for the development and commercialization of our preclinical product candidate, PLN-1474 and up to three additional integrin research targets. PLN-1474 is an internally discovered small molecule selective inhibitor of integrin αvβ1, currently being developed for the treatment of liver fibrosis associated with nonalcoholic steatohepatitis (“NASH”). Pursuant to the agreement, we received an upfront, non-refundable license fee of $50.0 million and were eligible to receive additional payments of $416.0 million contingent upon achievement of specified research, development, regulatory and commercial events and royalties on world-wide net sales thereafter. Additionally, Novartis agreed to fund up to $19.6 million associated with research and development services for PLN-1474 and up to $13.4 million for research and development services on the integrin research targets.
We assessed the Novartis Agreement in accordance with ASC 606 and determined that Novartis is a customer and identified the following performance obligations: (1) to provide worldwide license rights to PLN-1474, (2) to provide research and development services for PLN-1474, (3) to provide non-exclusive license rights to integrin research targets, and (4) to provide research and development services on integrin research targets.
We determined that the license to PLN-1474 was functional intellectual property and distinct as Novartis is capable to benefit from the license on its own or together with other resources that are readily available, and the research and development services we promise to deliver are not transformative in nature. Additionally, we concluded that the non-exclusive license rights to integrin research targets were not distinct in the context of the arrangement as the promised research and development services on integrin research targets were expected to significantly modify the license and Novartis could not benefit from the non-exclusive license without such services. Therefore, the non-exclusive license rights and research and development services on integrin research targets were considered a single performance obligation.
We determined the transaction price of the PLN-1474 research and development services and integrin target research and development services was $20.0 million and $13.4 million, respectively, as of December 31, 2021, and the performance obligations associated with the aggregate unrecognized transaction price of $2.0 million would be satisfied in 2022. As of December 31, 2021, variable consideration associated with specified research and development milestones totaling $391 million have been constrained from the transaction prices but remain eligible for achievement.
We are utilizing a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. We believe this is the best measure of progress because other measures do not reflect how we transfer the performance obligation to our counterparty. In applying the cost-based input method of revenue recognition, we use actual costs incurred relative to budgeted costs to fulfill the performance obligation. These costs consist primarily of third-party contract costs and internal full-time equivalent effort. A cost-based input method of revenue recognition requires management to make estimates of costs to complete the performance obligations. The cumulative effect of revisions to estimated costs to complete the performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.
During the year ended December 31, 2021, we recognized revenue of $7.6 million which consisted of revenue generated from research and development services. During the year ended December 31, 2020, we recognized revenue of $41.8 million, which consisted of $25.0 million from the achievement of the first patient dosing milestone of the Novartis agreement in the first quarter of 2020 and $16.8 million of revenue generated from research and development services performed during the year. During the year ended December 31, 2019, Company recognized revenue of $50.0 million related to the license fee and $7.1 million from research and development services.
As of December 31, 2021 and 2020, there was a receivable of $2.0 million and $9.3 million, respectively, related to the Novartis Agreement. There were no contract assets or contract liabilities as of December 31, 2021 and 2020.

8.    Regents of the University of California License Agreement (the “UC Agreement”)
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
9.    Adimab Development and Option Agreement (the "Adimab Agreement")
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
During the years ended December 31, 2021, 2020 and 2019, we recognized research and development expenses associated with full-time employee costs of $28,000, $0.2 million and $0.2 million, respectively.
10.    Redeemable Convertible Preferred Stock
Under the Company’s Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”), the Company is authorized to issue two classes of shares: preferred and common stock. The preferred stock may be issued in series, and the Company’s Board of Directors is authorized to determine the rights, preferences, and terms of each series. These rights preferences and terms could include dividend rights, conversion rights, voting rights, terms of redemptions, liquidation preferences and sinking fund terms. As a result of the IPO in June 2020, all then outstanding convertible preferred stock was converted into shares of common stock. There are no outstanding shares of preferred stock as of December 31, 2021.
11.    Common Stock
As of December 31, 2021 and 2020, the Company had 300,000,000 authorized shares of common stock, at a par value of $0.0001 per share. The common stock has the following rights and privileges:
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

Shares reserved for future issuance

	December 31,
	2021	2020
Outstanding stock option awards	3,620,180	2,993,855
Shares of common stock available for future grants under the 2020 Stock Option and Incentive Plan	4,234,213	3,644,459
Shares of common stock available for future issuance under the 2020 Employee Stock Purchase Plan	613,098	700,000
Total shares reserved for future issuance	8,467,491	7,338,314
12.    Stock-Based Compensation
Equity Incentive Plans
In 2015, the Company's Board of Directors adopted the 2015 Equity Incentive Plan, as amended in 2018, 2019 and 2020 (the “2015 Plan”), which provided for the grant of incentive stock options, nonqualified stock options or other awards including stock appreciation rights and restricted stock awards to the Company’s employees, officers, directors, advisors, and consultants. In May 2020, the Board of Directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”) and suspended the 2015 Plan. Awards outstanding under either the 2015 Plan or 2020 Plan that are cancelled, expire or otherwise terminated subsequent to May 2020 will become available for issuance as common stock under the 2020 Plan. Additionally, the 2020 Plan is subject to automatic increases on January 1 of each year beginning January 1, 2021. The number of shares added each January 1 will be equal to the lesser of: (i) 5% of the outstanding shares on the immediately preceding December 31 or (ii) such amount as determined by the administrator of the 2020 Plan, which is the compensation committee of the Board of Directors of the Company.
The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options or other awards including stock appreciation rights, restricted stock awards and restricted stock units to the Company’s employees, officers, directors, advisors, and consultants. As of December 31, 2021, the 2020 Plan had 4,234,213 shares of common stock available for future issuance.
Options under the 2020 Plan may be granted for periods of up to 10 years and at prices no less than the market price of the Company’s common stock on the date of grant, provided, however, that the exercise price of an incentive stock option granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant and the option is not exercisable after the expiration of five years from the date of grant.
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
The Company accounted for restricted stock awards as early exercised options and recognized a liability in other liabilities when cash was received for the purchase of shares of restricted stock. As shares of restricted stock vested, the Company reclassified the liability to common stock and additional paid in capital. As of December 31, 2021 and 2020, the Company recorded a liability included in accrued expenses and other liabilities of $2,000 and $10,000, respectively.
There were no grants of restricted stock awards during the years ended December 31, 2021 and 2020.

The following table summarizes restricted stock activity during the year ended December 31, 2021:

	Number of Shares	Weighted- Average Grant Date fair value
Outstanding and unvested, as of December 31, 2020	126,522	$1.85
Issued	—	$—
Vested	(103,164)	$1.78
Repurchases	(1,517)	$2.12
Outstanding and unvested, as of December 31, 2021	21,841	$2.16
The aggregate fair value of restricted stock awards vested during the years ended December 31, 2021 and 2020 was $0.2 million each year. Total intrinsic value of outstanding unvested restricted stock awards as of December 31, 2021 and 2020 was $0.3 million and $2.9 million, respectively.
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
The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for stock option awards with the following assumptions:

	Year Ended December 31,
	2021			2020			2019
Expected volatility	74.83%	-	76.31%	72.10%	-	77.50%	74.80%	-	82.53%
Risk-free interest rate	0.61%	-	1.39%	0.27%	-	0.82%	1.43%	-	2.59%
Expected dividend	—			—			—
Expected term (in years)	5.44	-	6.08	5.26	-	6.75	5	-	6.08
Underlying common stock fair value	15.2	-	38.23	6.22	-	28.79	5.15	-	7.08
A summary of option activity under the 2015 Plan and the 2020 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	2,993,855	$8.18	8.84	$43,890
Granted	1,520,391	$26.03
Exercised	(336,340)	$5.21
Forfeited	(557,726)	$16.4
Outstanding as of December 31, 2021	3,620,180	$14.56	8.25	$16,735
Exercisable as of December 31, 2021	1,368,543	$9.76	7.66	$9,426
Vested and expected to vest as of December 31, 2021	3,620,180	$14.56	7.66	$16,735
Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of December 31, 2021 and 2020. The weighted-average grant date fair value of options granted during years ended December 31, 2021 and 2020 was $16.94 per share and $7.27 per share, respectively.
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
Under the 2020 ESPP, eligible employees may purchase shares of our common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The 2020 ESPP provides for a six-month offering period. At the end of the purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of the fair market value at the beginning of the offering period or 85% of the fair market value at the end of the purchase period, subject to tax limitations on the total value of the purchase. The 2020 ESPP is considered a compensatory plan, and the Company recorded $0.5 million, $0.5 million and nil in stock-based compensation expense for year ended December 31, 2021, 2020 and 2019. As of December 31, 2021, 86,902 shares of common stock were issued under the 2020 ESPP. The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for the 2020 ESPP with the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.06% - 0.07%	0.11%	—
Expected term of options (in years)	0.50	0.58	—
Expected stock price volatility	67.16% - 89.51%	83.72%	—
Expected dividends	—	—	—
Stock-Based Compensation Expense
The following table presents the classification of stock-based compensation expense during the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development expenses	$3,928	$1,719	$584
General and administrative expenses	6,509	2,176	1,245
Total stock-based compensation expense	$10,437	$3,895	$1,829
As of December 31, 2021, there was $37,000 of unrecognized compensation costs that is expected to be recognized over the weighted-average periods of 0.38 years related to restricted stock awards. As of December 31, 2021, there was $24.2 million of unrecognized compensation costs that is expected to be recognized over the weighted-average periods of 2.5 years related to stock options.

13.    Income Taxes
The Company had a pre-tax U.S. book loss of $97.3 million, $41.5 million, and $0.6 million for the years ended December 31, 2021, 2020 and 2019 respectively. During the years ended December 31, 2021, 2020 and 2019, the Company did not record an income tax provision. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax assets will not be realized.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Income tax computed at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	7.7%	7.4%	2.7%
General business credit—federal	5.3%	5.3%	295.9%
Stock-based compensation	(0.7)%	(1.0)%	(50.0)%
Other permanent differences	(0.1)%	(0.1)%	(2.4)%
Change in valuation allowance	(33.2)%	(32.6)%	(267.7)%
Effective income tax rate	0.0%	—%	(0.5)%
Net deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$51,554	$27,047
Research and development credits	13,989	7,617
Accrued expenses	292	291
Other	775	474
Deferred rent	—	266
Lease liability	2,000	—
Stock based compensation	1,816	428
Total deferred tax assets	70,426	36,123
Deferred tax liabilities:
Fixed asset basis	$(61)	$(124)
Prepaid expenses	(921)	(558)
Right of use asset	(1,760)	—
Total deferred tax liabilities	(2,742)	(682)
Valuation allowance	67,684	35,441
Net deferred taxes	$—	$—
Net operating losses and tax credit carryforwards were as follows (in thousands):

	December 31, 2021	Expiration Year
Net operating losses, federal (starting from January 1, 2018)	$155,231	Does not expire
Net operating losses, federal (before January 1, 2018)	$29,486	2035-2037
Net operating losses, state	$182,964	2035-2041
Tax credits, federal	$14,094	2036-2041
Tax credits, state	$4,069	Does not expire
Utilization of the net operating loss carryforwards and research credit carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code (“IRC”) and similar state provisions. Annual limitations may result in the expiration of the net operating losses and tax credit carryforwards before they are utilized. The Company performed a IRC Section 382 analysis through December 31, 2021 and does not expect any previous ownership changes to result in a limitation that will reduce the total amount of net operating loss and tax credit carryforwards disclosed that can be utilized. Subsequent ownership changes may affect the limitation in future years.
During the years ended December 31, 2021 and 2020, the Company recorded a full valuation allowance on federal and state deferred balances since management does not forecast the Company to be in a profitable position in the near future. Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2021 and 2020 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards and were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Valuation allowance at the beginning of the year	$35,441	$21,929
Increases recorded to income tax provision	32,243	13,512
Valuation allowance at the end of the year	$67,684	$35,441
The Company’s U.S. federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2017 through December 31, 2021. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period.
The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. The Company's accounting policy is to include interest and penalties as a component of tax expense. During the years ended December 31, 2021, 2020 and 2019, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
January 1	$2,007	$1,355	$855
Additions based on tax positions related to current year	1,081	513	570
Additions (reductions) for tax positions of prior year	417	139	(70)
December 31	$3,505	$2,007	$1,355
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "Cares Act") was enacted. The CARES Act changed net loss carryforward and back provisions and the business interest expenses limitation. The Company has evaluated the impact of the CARES Act and determined that none of the changes would result in a material cash benefit to the Company.
14.    Commitments and Contingencies
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
Legal Proceedings
From time to time, the Company may become involved in legal proceedings arising from the ordinary course of business. The Company record a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment by us is required to determine both probability and the estimated amount. Management is currently not aware of any legal matters that could have a material adverse effect on our financial position, results of operations or cash flows.

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

15.    Leases
On January 1, 2021, the Company adopted ASC 842 and the following disclosures as of and for the year ended December 31, 2021 are presented under ASC 842.
In February 2018, the Company entered into a non-cancelable lease agreement (the “Lease”) for premises consisting of approximately 32,974 square feet located in South San Francisco, California (the “Premises”). The Company moved into the Premises in July 2018. The Premises is being used for the Company’s corporate headquarters and principal operating facility. The term of the Lease is eighty-four months, which commenced on July 1, 2018. Base rent was abated for the first two months of the lease term and thereafter is $0.2 million per month during the first year of the lease term, with specified annual increases thereafter. The Company paid a refundable security deposit of approximately $0.4 million, which is included in other non-current assets in the Balance Sheets at December 31, 2021 and 2020. The Company has the right to extend the lease term by seven years upon written notice not more than twelve months nor less than nine months prior to the expiration of the original lease term, with monthly payments equal to the “fair rental value” as defined in the Lease. The exercise of lease renewal options is at the sole discretion of the Company and is not included in the ROU asset and lease liability as it is not reasonably certain of exercise. This lease does not contain material variable rent payments, residual value guarantees, covenants, or other restrictions.
For the year ended December 31, 2021, the Company recognized expenses associated with the operating leases of $2.3 million. Additionally, the Company incurred variable lease costs of $0.9 million which is comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance. Short-term lease expense and variable lease payments recorded in operating expenses were immaterial for the year ended December 31, 2021. Cash paid for amounts included in the measurement of operating lease liabilities was $2.4 million.
Maturities of the Company's operating lease liability as of December 31, 2021 were as follows:

Year ending December 31:	Operating Lease
2022	$2,360
2023	2,295
2024	2,365
2025	1,202
2026	—
Total lease payments	$8,222
Less: Present value discount	1,028
Total operating lease liabilities	$7,194
The weighted-average remaining lease terms and discount rates related to the Company's operating leases were as follows:

As of December 31, 2021
Weighted-average remaining lease term (in years)	3.40
Weighted-average discount rate	7.90%
Total rent expense under ASC 840 was $2.5 million during each of the years ending December 31, 2020 and 2019.

Future minimum lease payments under the Lease as of December 31, 2021 were as follows (in thousands):

Year ending December 31:	Operating Lease
2022	$2,098
2023	2,171
2024	2,247
2025	1,144
Total lease payments	$7,660

16.    Related Party Transactions
In 2019, certain employees of Third Rock Ventures, a stockholder of the Company, provided consulting services to the Company. Commencing January 2020, Third Rock Ventures ceased providing management consulting services to the Company. The Company recorded no consulting expenses for consulting services provided by Third Rock Ventures during the years ended December 31, 2021 and 2020. The Company recorded Third Rock Ventures consulting expenses to general and administrative expense of $36,000 during the year ended December 31, 2019.
In June 2021, the Company granted 26,572 stock options with a grant date fair value of $0.5 million to partners of Third Rock Ventures who are also serving as non-employee directors on the Company's Board of Directors. The shares of common stock subject to these options vest 25% on the first day of each calendar quarter for three quarters with the final vest date being the earlier of (i) the one-year anniversary of the grant date or (ii) the next Annual Meeting of Stockholders. In March 2020, the Company granted 26,573 stock options with a grant date fair value of $0.1 million to a partner at Third Rock Ventures, who is also serving as a non-employee director on the Company’s Board of Directors. The common shares subject to these options vest 1/12th on the last day of each calendar quarter over a three-year period and commenced vesting upon our IPO. In order to vest at each calendar quarter end date, the shareholder must be providing continuous service to the Company through such vesting date. The stock-based compensation expense related to these options was immaterial during the years ended December 31, 2021.
17.    Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of $0.6 million, $0.4 million and $0.2 million during the years ended December 31, 2021, 2020 and 2019, respectively.
18.    Net Loss Per Share Attributable to Common Stockholders
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	Year Ended December 31,
	2021	2020	2019
Redeemable convertible preferred stock (on an as-converted basis)	—	—	18,442,233
Options to purchase common stock	3,620,180	2,993,855	1,337,501
Restricted stock awards granted and not purchased	—	4,195	4,195
Unvested restricted shares	21,841	126,522	302,211
Total	3,642,021	3,124,572	20,086,140

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net loss per share:
Numerator
Net loss	$(97,263)	$(41,533)	$(631)
Less: accretion to redemption value and dividends on redeemable convertible preferred shares	—	—	(6,225)
Net loss attributable to common stockholders	$(97,263)	$(41,533)	$(6,856)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders:
Basic	35,846,421	21,344,236	1,623,358
Diluted	35,846,421	21,344,236	1,623,358
Net loss per share attributable to common stockholders:
Basic	$(2.71)	$(1.95)	$(4.22)
Diluted	$(2.71)	$(1.95)	$(4.22)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Our independent registered public accounting firm, Deloitte and Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021 as stated in their report which is included herein.
Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting
In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We considered our internal controls over financial reporting in regards to the impact of COVID-19 and concluded that our controls continue to operate in a remote environment without material effect on our internal controls over financial reporting.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of this Annual Report:
1.Financial Statements. See Index to Financial Statements in Part II Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules. None. All financial statement schedules are omitted because they are not applicable, not required under the instructions, or the requested information is included in the financial statements or notes thereto.
3.Exhibits. The following is a list of exhibits filed with this Annual Report or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	File Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	10-Q	001-39303	3.1	August 11, 2020
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-39303	3.2	December 15, 2020
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	333-238146	4.1	May 26, 2020
4.2	Amended and Restated Investors’ Right Agreement by and among the Registrant and certain of its stockholders, dated December 19, 2010.	S-1/A	333-238146	4.2	May 26, 2020
4.3	Description of the Registrant’s Securities					X
10.1#	2020 Stock Option and Incentive Plan and forms of award agreement.	S-1/A	333-238146	10.2	May 26, 2020
10.2#	2015 Equity Incentive Plan and forms of award agreements thereunder.	S-1	333-238146	10.1	May 11, 2020
10.3#	2020 Employee Stock Purchase Plan.	S-1/A	333-238146	10.3	May 26, 2020
10.4#	Senior Executive Cash Incentive Bonus Plan.	S-1	333-238146	10.4	May 11, 2020
10.5#	Non-Employee Director Compensation Policy.	S-1/A	333-238146	10.6	May 26, 2020
10.6#	Executive Severance Plan.	S-1	333-238146	10.7	May 11, 2020
10.7#	Offer Letter, by and between the Registrant and Mike Ouimette, dated August 17, 2020.	10-Q	001-39303	10.1	November 10. 2020
10.8#	Offer Letter, by and between the Registrant and Barbara Howes, dated May 1, 2019.	S-1	333-238146	10.12	May 11, 2020
10.9#	Offer Letter, by and between the Registrant and Éric Lefebvre, M.D., dated February 28, 2018.	S-1	333-238146	10.11	May 11, 2020
10.10#	Offer Letter, by and between the Registrant and Keith Cummings, M.D., MBA, dated November 29, 2018.	S-1	333-238146	10.10	May 11, 2020

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	File Herewith
10.11#	Offer Letter, by and between the Registrant and Hans Hull, J.D., dated February 10, 2016.	S-1	333-238146	10.9	May 11, 2020
10.12#	Offer Letter, by and between the Registrant and Bernard Coulie, M.D., Ph.D., dated October 12, 2015.	S-1	333-238146	10.8	May 11, 2020
10.13#	Form of Indemnification Agreement, by and between the Registrant and each of its directors and certain officers.	S-1	333-238146	10.13	May 11, 2020
10.14	Office Lease, by and between the Registrant and 260 Littlefield Avenue South San Francisco, California 94080, dated February 6, 2018.	S-1	333-238146	10.14	May 11, 2020
10.15†	Collaboration and License Agreement, by and between the Registrant and Novartis Institutes For Biomedical Research, Inc., dated October 17, 2019.	S-1	333-238146	10.15	May 11, 2020
10.16#	Amended and Restated Non-Employee Director Compensation Policy					X
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE*	XBRL Taxonomy Presentation Linkbase Document					X

_____________________________________________
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
Date: February 28, 2022

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

Name	Title	Date

/s/ Bernard Coulie	President, Chief Executive Officer and Director	February 28, 2022
Bernard Coulie, M.D., Ph.D.	Principal Executive Officer

/s/ Keith Cummings	Chief Financial Officer	February 28, 2022
Keith Cummings, M.D., M.B.A.	Principal Financial Officer

/s/ Hoyoung Huh	Chairman of the Board, Director	February 28, 2022
Hoyoung Huh, M.D., Ph.D.

/s/ Suzanne Bruhn	Director	February 28, 2022
Suzanne Bruhn, Ph.D.

/s/ Gayle Crowell	Director	February 28, 2022
Gayle Crowell

/s/ John Curnutte	Director	February 28, 2022
John Curnutte, M.D.

/s/ Neil Exter	Director	February 28, 2022
Neil Exter

/s/ Charles Homcy	Director	February 28, 2022
Charles Homcy, M.D.

/s/ Smital Shah	Director	February 28, 2022
Smital Shah

/s/ David Pyott	Director	February 28, 2022
David Pyott