Form 10-Q
period 2022-03-31
PLIANT THERAPEUTICS, INC.
filed 2022-05-09
CIK 1746473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2022, the registrant had 36,169,468 shares of common stock, $0.0001 par value per share, outstanding.

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
•    Our estimates regarding the impact of the COVID-19, pandemic on our business and operations, and our ability to manage such impacts;
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
•Our ability to borrow additional term loans under our term loan facility (the “Oxford Loan Agreement”) with Oxford Finance LLC, as collateral agent and lender (“Oxford”);
•    The potential benefits of orphan drug and fast track designations for PLN-74809;
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
•Covenants and other provisions in the Oxford Loan Agreement restrict our business and operations in many ways, and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. In addition, our operations may not provide sufficient cash to meet the repayment obligations of our debt incurred under the Oxford Loan Agreement.
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
•    We may fail to obtain and maintain orphan drug designations in some jurisdictions and therefore fail to secure orphan exclusivity in those jurisdictions.
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
Risks Related to Our Intellectual Property
•    Our success depends in part on our ability to obtain patent term extensions and protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.

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

Risks Related to Managing Our Business and Operations
•    The ongoing COVID-19 pandemic could adversely impact our business, including our preclinical studies and clinical trials.
•    Our loss of key management personnel, or if we fail to recruit additional highly skilled personnel, will impair our ability to develop current product candidates or identify and develop new product candidates, could result in loss of markets or market share and could make us less competitive.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Pliant Therapeutics, Inc.
Condensed Balance Sheets
(Unaudited)
(In thousands, except number of shares and per share amounts)

	March 31, 2022	*December 31, 2021
Assets
Current assets
Cash and cash equivalents	$32,545	$51,665
Short-term investments	145,735	148,931
Accounts receivable	1,249	1,998
Tax credit receivable	83	83
Prepaid expenses and other current assets (Note 5)	5,751	6,764
Total current assets	185,363	209,441
Property and equipment, net	4,738	4,606
Operating lease right-of-use assets	6,086	6,330
Other non-current assets	835	838
Total assets	$197,022	$221,215
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,684	$2,971
Accrued liabilities (Note 6)	11,626	11,991
Lease liabilities, current	$1,999	1,869
Total current liabilities	18,309	16,831
Lease liabilities, non-current	$4,920	5,325
Total liabilities	23,229	22,156
Stockholders’ equity
Common stock, $0.0001 par value; 300,000,000 shares authorized at March 31, 2022 and December 31, 2021; and 36,162,459 and 36,083,301 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively;	3	3
Additional paid-in capital	417,931	414,348
Accumulated deficit	(243,191)	(215,091)
Accumulated other comprehensive loss	(950)	(201)
Total stockholders’ equity	173,793	199,059
Total liabilities and stockholders’ equity	$197,022	$221,215
*The condensed balance sheet as of December 31, 2021 has been derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these condensed financial statements

Pliant Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except number of shares and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$1,249	$2,174
Operating expenses:
Research and development	(20,881)	(18,527)
General and administrative	(8,579)	(6,566)
Total operating expenses	(29,460)	(25,093)
Loss from operations	(28,211)	(22,919)
Interest and other income (expense), net	111	63
Net loss	$(28,100)	$(22,856)
Net loss per share:
Basic	$(0.78)	$(0.64)
Diluted	$(0.78)	$(0.64)
Shares used in computing net loss per share:
Basic	36,116,440	35,645,205
Diluted	36,116,440	35,645,205
Comprehensive loss:
Net loss	$(28,100)	$(22,856)
Net unrealized (loss) gain on short-term investments	$(749)	$14
Total other comprehensive (loss) income	(749)	14
Comprehensive loss	$(28,849)	$(22,842)
The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except number of shares and per share amounts)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2021	36,083,301	$3	$414,348	$(201)	$(215,091)	$199,059
Vesting of restricted stock awards	15,606	—	1	—	—	1
Option exercises	63,552	—	51	—	—	51
Stock-based compensation expense	—	—	3,531	—	—	3,531
Net unrealized loss on short-term investments	—	—	—	(749)	—	(749)
Net loss	—	—	—	—	(28,100)	(28,100)
Balance at March 31, 2022	36,162,459	$3	$417,931	$(950)	$(243,191)	$173,793

The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except number of shares and per share amounts)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2020	35,552,795	$3	$400,918	$(32)	$(117,828)	$283,061
Vesting of restricted stock awards	30,277	—	2	—	—	2
Option exercises	165,264	—	1,370	—	—	1,370
Stock-based compensation expense	—	—	2,578	—	—	2,578
Net unrealized gain on short- term investments	—	—	—	14	—	14
Net income	—	—	—	—	(22,856)	(22,856)
Balance at March 31, 2021	35,748,336	$3	$404,868	$(18)	$(140,684)	$264,169
The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash flows from operating activities
Net loss	$(28,100)	$(22,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	455	359
Stock-based compensation expense	3,531	2,578
Non-cash operating lease expense	244	348
Other	272	271
Changes in operating assets and liabilities:
Accounts receivable	749	7,105
Prepaid expenses and other current assets	1,013	318
Other non-current assets	207	—
Accounts payable	1,770	665
Accrued liabilities	(364)	(2,092)
Operating lease liabilities	(275)	(361)
Net cash used in operating activities	(20,498)	(13,665)
Cash flows from investing activities
Purchase of short-term investments	(39,228)	(64,806)
Maturity of short-term investments	41,403	77,280
Purchase of property and equipment	(644)	(242)
Net cash provided by investing activities	1,531	12,232
Cash flows from financing activities
Proceeds from exercise of stock options	51	1,370
Payment of deferred offering costs	(204)	—
Net cash (used in) provided by financing activities	(153)	1,370
Net decrease in cash and cash equivalents	(19,120)	(63)
Cash and cash equivalents at beginning of period	51,665	50,882
Cash and cash equivalents at end of period	$32,545	$50,819
Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued liabilities	$—	$251
Reclassification of restricted stock awards from liabilities to common stock upon vesting	$1	$2
Net unrealized (loss) gain on short-term investments	$(749)	$14
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
The accompanying condensed balance sheet as of March 31, 2022, condensed statements of operations and comprehensive loss, condensed statements of cash flows, and the condensed statements of stockholders’ equity for the three months ended March 31, 2022 and 2021, are unaudited. The balance sheet as of December 31, 2021 was derived from audited financial statements as of and for the year ended December 31, 2021. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022, and the results of its operations and its cash flows for the three months ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021, are also unaudited.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three months ended March 31, 2022, as compared to the significant accounting policies described in Note 2 of the "Notes to the Financial Statements" in the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
There were no Level 3 assets or liabilities as of March 31, 2022 and as of December 31, 2021.
The following tables show the Company’s Money Market Funds, U.S. government agency securities and corporate debt securities by significant investment category as of March 31, 2022 and December 31, 2021 (in thousands):

	As of March 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Level 1:
Money Market Funds	$16,064	$—	$—	$16,064
Level 2:
U.S. government agency securities included in cash and cash equivalents and short-term investments	—	—	—	—
Corporate debt securities included in cash and cash equivalents and short-term investments	147,935	—	(950)	146,985
Total financial assets	$163,999	$—	$(950)	$163,049

	As of December 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Level 1:
Money Market Funds	$15,329	$—	$—	$15,329
Level 2:
U.S. government agency securities included in short-term investments	5,003	—	—	5,003
Corporate debt securities included in cash and cash equivalents and short-term investments	163,626	1	(202)	163,425
Total financial assets	$183,958	$1	$(202)	$183,757
The Company may sell certain of its short-term securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.
There were no liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021. There have been no transfers between fair value measurement levels during the three months ended March 31, 2022. In addition, there were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2022 and December 31, 2021.
As of March 31, 2022, the Company had not recorded any impairment related to other-than-temporary declines in the fair value of short-term investments. Short-term investments are considered impaired when a decline in fair value is judged to be other-than-temporary. The Company consults with its investment managers and considers available quantitative and qualitative evidence in evaluating potential impairment of its short-term investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost and its intent and ability to hold the investment.
The Company records interest income and accretion income earned on Money Market Funds and U.S. Treasury, U.S. government agency and corporate debt securities to interest and other income (expense), net in its condensed statement of operations and comprehensive loss.

4. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Computer equipment and software	$22	$22
Laboratory equipment	8,539	7,947
Leasehold improvements	1,618	1,618
Construction-in-progress	33	38
Total property and equipment, gross	10,212	9,625
Less: Accumulated depreciation	(5,474)	(5,019)
Total property and equipment, net	$4,738	$4,606
Depreciation expense for the three months ended March 31, 2022 was $0.5 million. Depreciation expense for the three months ended March 31, 2021 was $0.4 million.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Prepaid research and development	2,220	2,819
Prepaid insurance	1,707	2,585
Prepaid licenses	1,135	819
Interest receivable	443	385
Other	246	156
Total prepaid expenses and other current assets	5,751	6,764
6. Accrued Liabilities and Other Long-Term Liabilities
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Accrued compensation and benefits	$2,634	$5,216
Accrued research and development expenses	7,846	5,868
Other accrued liabilities	1,146	907
Total accrued liabilities	$11,626	$11,991
Accrued compensation and benefits consist primarily of accrued bonuses and accrued vacation.

7. Novartis Collaboration and License Agreement (the "Novartis Agreement")
In 2019, we entered into the Novartis Agreement for the development and commercialization of our preclinical product candidate, PLN-1474 and up to three additional integrin research targets. PLN-1474 is an internally discovered small molecule selective inhibitor of integrin αvß1, currently being developed for the treatment of liver fibrosis associated with nonalcoholic steatohepatitis (“NASH”). Pursuant to the agreement, we received an upfront, non-refundable license fee of $50.0 million and were eligible to receive additional payments of $416.0 million contingent upon achievement of specified research, development, regulatory and commercial events and royalties on world-wide net sales thereafter. Additionally, Novartis is funding up to $20.0 million associated with research and development services for PLN-1474 and up to $13.8 million for research and development services on the integrin research targets. As of March 31, 2022, aggregate unrecognized transaction price of $1.2 million is associated with performance obligations we expect to satisfy in 2022.

To date, we have received $25.0 million in contingent payments and $391.0 million remain eligible for achievement. No contingent payments were recognized during the first quarter of 2022 and 2021. Revenues for research and development services for the three months ended March 31, 2022 and 2021 were $1.2 million and $2.2 million, respectively.

8. Regents of the University of California License Agreement (the "UC Agreement")
In 2015, we entered into the UC Agreement to obtain an exclusive, worldwide license relating to the use of certain patents and technology relating to αvß1 compound in fibrosis indications. Pursuant to the UC Agreement, we made a $2.4 million milestone payment upon the close of our initial public offering in June 2020. Subsequently, we determined the licensed technology was no longer relevant to the development of our product candidates and, therefore, we exercised our right to terminate the UC Agreement which became effective in the first quarter of 2021. No further obligations or financial commitments survive the termination.

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
As of March 31, 2022, we have not exercised our option to further develop any antibody proteins. During the three months ended March 31, 2022, no research and development expenses under the Adimab Agreement were recognized relating to full-time employee costs. During the three months ended March 31, 2021, $28,000 was recognized.

10. Redeemable Convertible Preferred Stock
Under the Company’s Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”), the Company is authorized to issue two classes of shares: preferred and common stock. The preferred stock may be issued in series, and the Company’s board of directors is authorized to determine the rights, preferences, and terms of each series. These rights preferences and terms could include dividend rights, conversion rights, voting rights, terms of redemptions, liquidation preferences and sinking fund terms. As of March 31, 2022 and December 31, 2021, the Company was authorized to issue 10,000,000 shares of preferred stock and there was no outstanding preferred stock as of March 31, 2022 and December 31, 2021.
11. Common Stock
As of March 31, 2022 and December 31, 2021, the Company was authorized to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. The common stock has the following rights and privileges:
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
Shares reserved for future issuance

	As of March 31, 2022	As of December 31, 2021
Exercises of outstanding stock option awards	5,196,869	3,620,180
Shares of common stock available for future grants under the 2020 Equity Incentive Plan	4,437,890	4,234,213
Shares of common stock available for future issuance under the 2020 ESPP	922,725	613,098
Total shares reserved for future issuance	10,557,484	8,467,491
12. Equity Incentive Plans and Stock-Based Compensation
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
The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options or other awards including stock appreciation rights, restricted stock awards and restricted stock units to the Company’s employees, officers, directors, advisors, and consultants for the purchase of up to 4.2 million shares of the Company’s common stock. In addition, to the extent that awards outstanding under the 2020 Plan or the 2015 Plan are cancelled, forfeited or held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) subsequent to May 2020, the shares of common stock reserved for issuance pursuant to such awards will become available for issuance as shares of common stock under the 2020 Plan. The 2020 Plan provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2020 Plan on January 1 of each year beginning January 1, 2021. The number of shares added each January 1 will be equal to the lesser of: (i) 5% of the outstanding shares on the immediately preceding December 31 or (ii) such amount as determined by the administrator of the 2020 Plan, which is the compensation committee of the board of directors of the Company. As of March 31, 2022, 4.4 million shares remained available for issuance under the 2020 Plan.
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
The Company accounted for restricted stock awards as early exercised options and recognized a liability in other liabilities when cash was received for the purchase of shares of restricted stock. As shares of restricted stock vested, the Company reclassified the liability to common stock and additional paid in capital. As of March 31, 2022 and December 31, 2021, the Company recorded a liability included in accrued expenses and other liabilities of $1,000 and $2,000, respectively.
There were no grants of restricted stock awards for the three months ended March 31, 2022 and 2021.
The following table summarizes restricted stock activity during the three months ended March 31, 2022:

	Number of Shares	Weighted- Average Grant Date fair value
Outstanding and unvested, as of December 31, 2021	21,841	$2.16
Issued	—	$—
Vested	(15,606)	$2.11
Repurchases	—	$—
Outstanding and unvested, as of March 31, 2022	6,235	$2.29
The aggregate fair value of restricted stock awards vested during the three months ended March 31, 2022 was $33,000. Total intrinsic value of outstanding unvested restricted stock awards as of March 31, 2022 was $43,000.
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
The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for stock option awards with the following assumptions:

Three Months Ended March 31,
	2022	2021
Expected volatility	74.48% - 75.01%	74.95% - 75.72%
Risk-free interest rate	1.64% - 2.13%	0.61% - 1.06%
Expected dividend	—	—
Expected term (in years)	6.02 - 6.08	5.77 - 6.08
Underlying common stock fair value	7.56 - 12.68	26.13 - 38.23
The Company granted 1,691,370 stock options under the 2020 Plan during the three months ended March 31, 2022.
A summary of option activity under the 2015 Plan and the 2020 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	3,620,180	$14.56	8.25	$16,735
Granted	1,691,370	$11.88
Exercised	(12,124)	$4.63
Forfeited	(102,557)	$11.19
Outstanding as of March 31, 2022	5,196,869	$13.62	8.42	$4,445
Exercisable as of March 31, 2022	1,660,467	$10.65	7.51	$3,152
Vested and expected to vest as of March 31, 2022	5,196,869	$13.62	8.42	$4,445

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of March 31, 2022. The weighted-average grant date fair value of options granted during the three months ended March 31, 2022 was $7.84 per share.
Stock-Based Compensation Expense
The following table presents the components and classification of stock-based compensation expense for the Company’s stock-based awards for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Restricted stock awards	$29	$51
Stock options and ESPP	3,502	2,527
Total stock-based compensation expense	$3,531	$2,578
Research and development expenses	$1,914	$1,170
General and administrative expenses	$1,617	$1,408
As of March 31, 2022, there was $7,000 of unrecognized compensation costs that is expected to be recognized over the weighted-average periods of 0.17 years related to restricted stock awards. As of March 31, 2022, there was $32.6 million of unrecognized compensation costs that is expected to be recognized over the weighted-average periods of 2.89 years related to stock options.
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
Under the 2020 ESPP, eligible employees may purchase shares of our common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The 2020 ESPP provides for a six-month offering period. At the end of the purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of the fair market value at the beginning of the offering period or 85% of the fair market value at the end of the purchase period, subject to tax limitations on the total value of the purchase. The 2020 ESPP is considered a compensatory plan, and the Company recorded $0.1 million in stock-based compensation expense for the three months ended March 31, 2022. There was $0.3 million stock-based compensation expense attributed to the 2020 ESPP for the three months ended March 31, 2021. During the three months ended March 31, 2022, 51,428 shares of common stock were issued under the 2020 ESPP with 922,725 shares remaining available for issuance under the 2020 ESPP. The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for the 2020 ESPP with the following assumptions:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	0.60%	0.07%
Expected term of options (in years)	0.50	0.50
Expected stock price volatility	63.17%	89.51%
Expected dividends	—	—
13. Income Taxes
For the three months ended March 31, 2022 and 2021, the Company did not record an income tax provision. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax asset will not be realized. As a result, the Company’s effective tax rate will remain at 0% because there are no estimated or discrete items that would impact the tax provision.
14. Commitments and Contingencies
Purchase Commitments
The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancellable on 30 days’ notice and the obligations under these contracts are largely based on services performed.
License and Collaboration Agreements
Potential payments related to the Company’s license and research agreements, including milestone and royalty payments, are detailed in Notes 7 and 8.
15. Leases
In February 2018, the Company entered into a non-cancelable lease agreement (the “Lease”) for premises consisting of approximately 32,974 square feet located in South San Francisco, California (the “Premises”). The Company moved into the Premises in July 2018. The Premises is being used for the Company’s corporate headquarters and principal operating facility. The term of the Lease is eighty-four months, which commenced on July 1, 2018. Base rent was abated for the first two months of the lease term and thereafter is $0.2 million per month during the first year of the lease term, with specified annual increases thereafter. The Company paid a refundable security deposit of approximately $0.4 million, which is included in other non-current assets in the Balance Sheets at March 31, 2022 and 2021. The Company has the right to extend the lease term by seven years upon written notice not more than twelve months nor less than nine months prior to the expiration of the original lease term, with monthly payments equal to the “fair rental value” as defined in the Lease. The exercise of lease renewal options is at the sole discretion of the Company and is not included in the right-of-use (ROU) asset and lease liability as it is not reasonably certain of exercise. This lease does not contain material variable rent payments, residual value guarantees, covenants, or other restrictions. The Company also enters into leases for equipment.
For the quarters ended March 31, 2022 and 2021, the Company recognized expenses associated with the operating leases of $0.6 million. Additionally, the Company incurred variable lease costs of $0.1 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively, which is comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance. Short-term lease expense and variable lease payments recorded in operating expenses were immaterial for the quarter ended March 31, 2022. Cash paid for amounts included in the measurement of operating lease liabilities was $0.6 million for the three months ended March 31, 2022 and 2021.
Maturities of the Company's operating lease liability as of March 31, 2022 were as follows:

Quarter ending March 31, 2022:	Operating Lease
2022 (remainder of the year)	$1,837
2023	2,413
2024	2,365
2025	1,203
2026	—
Total lease payments	$7,818
Less: Present value discount	899
Total operating lease liabilities	$6,919
The weighted-average remaining lease terms and discount rates related to the Company's operating leases were as follows:

As of March 31, 2022
Weighted-average remaining lease term (in years)	3.20
Weighted-average discount rate	7.9%
16. Related Party Transactions
In June 2021, the Company granted 26,572 stock options with a grant date fair value of $0.5 million to partners of Third Rock Ventures who are also serving as non-employee directors on the Company's board of directors. The shares of common stock subject to these options vest 25% on the first day of each calendar quarter for three quarters with the final vest date being the earlier of (i) the one-year anniversary of the grant date or (ii) the next Annual Meeting of Stockholders. In March 2020, the Company granted 26,573 stock options with a grant date fair value of $0.1 million to a partner at Third Rock Ventures, who is also serving as a non-employee director on the Company’s board of directors. The shares of common stock subject to these options vest 1/12th on the last day of each calendar quarter over a three-year period and commenced vesting upon completion of our IPO. In order to vest, the stockholders must be providing continuous service to the Company through such vesting date. See Note 12 for additional information.
17. Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of $0.2 million for the three months ended March 31, 2022 and 2021.
18. Net Loss Per Share Attributable to Common Stockholders
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net (loss)/income per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	5,196,869	3,928,287
Restricted stock awards granted and not purchased	—	4,195
Unvested restricted shares	6,235	96,245
Total	5,203,104	4,028,727
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Net loss per share:
Numerator
Net loss	$(28,100)	$(22,856)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders:
Basic	36,116,440	35,645,205
Diluted	36,116,440	35,645,205
Net loss per share attributable to common stockholders:
Basic	$(0.78)	$(0.64)
Diluted	$(0.78)	$(0.64)

19. Subsequent Events
In May 2022, the Company entered into a term loan facility (the “Oxford Loan Agreement”) with Oxford Finance LLC for up to $100.0 million. Pursuant to the Agreement, the Company received an initial term loan of $10.0 million of an initial $25.0 million tranche at closing, with the remaining $15.0 million available through the end of the year. The Company has access to an additional $75.0 million over three tranches, $50.0 million of which is at its option upon the satisfaction of certain conditions related to the development of PLN-74809 and one of the Company’s preclinical product candidates, and $25.0 million at the Lender’s discretion. Borrowings under the Oxford Loan Agreement bear interest at a rate per annum equal to 1-month term Secured Overnight Financing Rate (SOFR) plus 8.5%, subject to an agreed upon floor and cap. The Oxford Loan Agreement requires the Company to make monthly interest-only payments until July 1, 2026 (extendable to July 1, 2027) with monthly interest and principal payments thereafter until the maturity date of May 1, 2027 (extendable to May 1, 2028). There are no warrants or financial covenants in the Oxford Loan Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or this Report, as well as our audited financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission, or SEC. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intention, beliefs and projections. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A of this Report and under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.
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
Overview
We are a clinical stage biopharmaceutical company focused on discovering and developing novel therapies for the treatment of fibrosis and related diseases. Our initial focus is on treating fibrosis by inhibiting integrin-mediated activation of TGF-β. We have applied our deep understanding of fibrosis biology, along with our medicinal chemistry and translational medicine expertise to develop a set of proprietary tools designed to discover and de-risk product candidates quickly and efficiently. Our wholly owned lead product candidate, PLN-74809, is an oral, small-molecule, dual selective inhibitor of αvß6 and αvß1 integrins that we are developing for the treatment of idiopathic pulmonary fibrosis, or IPF, and primary sclerosing cholangitis, or PSC. We have completed several Phase 1 trials of PLN-74809 in IPF and are currently recruiting three Phase 2a trials in our lead indications: two in IPF and one in PSC.
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
First Quarter and Recent Highlights
PLN-74809 Highlights
•INTEGRIS-IPF Phase 2a trial data readout anticipated in mid-2022. All patients enrolled in the trial have completed treatment. This is a 12-week, randomized, double-blind, placebo-controlled trial evaluating PLN-74809 in patients with idiopathic pulmonary fibrosis (IPF) at once daily doses of 40, 80 and 160 mg. Data will include the primary and secondary endpoints of safety, tolerability, and pharmacokinetics. Exploratory efficacy endpoints will include quantitative lung fibrosis (QLF) imaging as well as pulmonary function tests and biomarkers.
•Positive independent Data Safety Monitoring Board (DSMB) review provides additional support for tolerability profile for PLN-74809. The DSMB recommended the INTEGRIS-IPF trial continue without modification. This review occurred after completion of enrollment and included all patients enrolled in all dose cohorts of the trial. To date, no safety concerns have been identified by the DSMB. The INTEGRIS-IPF trial completed enrollment in December 2021.
•Phase 2a trial evaluating PLN-74809 at 320 mg for 6 months currently enrolling patients with IPF. This randomized, double-blind, placebo-controlled trial will evaluate PLN-74809 at a once daily dose of 320 mg administered for at least six months and up to 48 weeks in approximately 28 patients with IPF. The trial will evaluate primary and secondary endpoints of safety, tolerability and pharmacokinetics. Exploratory efficacy endpoints will include QLF imaging as well as pulmonary function tests and biomarkers over 6 months of treatment.
•FDA Fast Track designation received for PLN-74809 for the treatment of idiopathic pulmonary fibrosis (IPF). FDA’s Fast Track designation is intended to facilitate and expedite the development and review of new drugs to treat serious or life-threatening conditions. The benefits of Fast Track designation include opportunities for frequent meetings with the FDA to discuss trial design, development plans and data needed to support drug approval, as well as the ability to submit a New Drug Application (NDA) on a rolling basis, and eligibility for priority review, if relevant criteria are met.
•Expanded PLN-74809 Phase 1b proof-of-mechanism trial demonstrated durable inhibition of TGF-β signaling in the lungs of healthy participants. Results from an expanded Phase 1b proof-of-mechanism trial of PLN-74809 demonstrated on-target biological activity in the lungs of 36 healthy participants with inhibition of TGF-β activation by up to 92% and 76% at 6- and 24-hours, respectively, following seven days of once-daily dosing. TGF-β activation strongly contributes to fibrotic disorders including IPF.
•EMA Orphan Drug designation received for PLN-74809 for the treatment of primary sclerosing cholangitis (PSC). Benefits of the European Medicines Association (EMA) Orphan Drug designation include trial design assistance, a centralized EU approval process, and 10 years of market exclusivity. To qualify, an investigational medicine must target a seriously debilitating or life-threatening condition affecting fewer than five in 10,000 people in the EU and must show sufficient non-clinical or clinical data to suggest it may produce clinically relevant outcomes. PLN-74809 received Orphan Drug designation from the United States Food and Drug Administration (FDA) in 2018. Topline data from the ongoing Phase 2a INTEGRIS-PSC 12-week, randomized, double-blind, placebo-controlled trial is expected in the first half of 2023.
Early-Stage Development Programs
•Oncology and muscular dystrophy programs progressing through Investigational New Drug enabling studies. IND application submissions for both programs is expected by the end of 2022.
Corporate Highlights
•Cash runway extended to mid-2024 with $100 million loan facility from Oxford Finance. Under the terms of the loan agreement, Pliant drew $10 million of an initial $25 million tranche at closing, with the remaining $15 million available through the end of the year. The Company has access to an additional $75 million over three tranches, $50 million of which is based on pre-determined milestones, and $25 million at Oxford’s discretion. The loan carries an interest-only period of 48 months (extendable to 60 months) and total term of 60 months (extendable to 72 months). Interest is based on a floating rate which is subject to both a floor and a cap. There are no warrants or financial covenants in the agreement.

Since inception, we have had significant operating losses. Our net loss was $28.1 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $243.2 million and cash, cash equivalents and short-term investments of $178.3 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase in connection with our ongoing activities, as we:
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
Components of Operations
Revenue
We have not generated any revenue from product sales and do not expect to do so in the near future. Our revenue to date is derived from a Collaboration and License Agreement with Novartis (the "Novartis Agreement") that was executed in 2019. The Novartis Agreement is for the development and commercialization of PLN-1474 and up to three additional integrin research targets. Under the terms of the Novartis Agreement, we received an upfront license fee payment of $50.0 million for the worldwide, exclusive license to PLN-1474 and an additional $25.0 million upon first-patient dosed in our Phase 1 trial of PLN-1474 in the first quarter of 2020. We are eligible to receive additional milestone payments of up to $391.0 million in total, if defined developmental, regulatory and commercialization milestones are achieved, and tiered royalties on a product-by-product basis based on annual nets sales of products. Additionally, Novartis is providing up to $20.0 million and up to $13.8 million in funding for the initial research and development activities associated with PLN-1474 and integrin research targets, respectively. As of March 31, 2022, approximately $1.2 million of aggregate research and development funding remains available for use under the arrangement.
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
Interest and Other Income (Expense), net
Our interest and other income (expense), net consists of interest income earned on cash and cash equivalents, money market funds and short-term investments and realized gains and losses on investments.
Financial Operations Overview
Comparison of the three months ended March 31, 2022 and 2021 (in thousands)

	Three Months Ended March 31,
	2022	2021	$ Change
Revenue	$1,249	$2,174	$(925)
Operating expenses:
Research and development	(20,881)	(18,527)	(2,354)
General and administrative	(8,579)	(6,566)	(2,013)
Total operating expenses	(29,460)	(25,093)	(4,367)
Loss from operations	(28,211)	(22,919)	(5,292)
Interest and other income, net	111	63	48
Net loss	$(28,100)	$(22,856)	$(5,244)

Revenue
Revenue was $1.2 million for the three months ended March 31, 2022 compared to $2.2 million for the three months ended March 31, 2021. The decrease of $0.9 million is primarily attributable to decreased research and development services revenues associated with PLN-1474, which were substantially complete in the first quarter of 2021.
Research and development expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change
Employee-related expenses	$6,155	$5,504	$651
Outside and consulting services for preclinical studies and research and development activities by third-party contract organizations	6,376	2,691	3,685
Clinical trials expenses	5,515	7,259	(1,744)
Depreciation of lab equipment and costs of equipment and supplies	1,390	1,530	(140)
Facilities and other allocated expenses	1,436	1,543	(107)
Technology and intellectual property licenses	9	—	9
Total research and development expenses	$20,881	$18,527	$2,354
Research and development expenses for the three months ended March 31, 2022 was $20.9 million compared to $18.5 million for the three months ended March 31, 2021. The increase of $2.4 million is primarily attributable to third-party costs incurred for the advancement of preclinical programs, notably manufacturing related activities, and employee-related expenses, driven by headcount, salaries and stock-based compensation expense, partially offset by a decrease in clinical trial expenses due to the timing of manufacturing runs for PLN74809 in the first quarter of 2021.
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
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2022 was $8.6 million compared to $6.6 million for the three months ended March 31, 2021. The increase of $2.0 million is primarily attributable to employee-related costs, driven by salaries and stock-based compensation expense.
We expect our general and administrative expenses to increase for the foreseeable future as we continue to build our administrative function to support our growth in operations and to meet the requirements of operating as a public company.

Interest and Other Income (Expense), net
Interest and other income (expense), net for the three months ended March 31, 2022 was $111,000 compared to $63,000 for the three months ended March 31, 2021. The increase of $48,000 resulted from higher interest income in the current period.
Liquidity and Capital Resources
Overview
As of March 31, 2022, we had $178.3 million of cash, cash equivalents and short-term investments. Our short-term investments consist of U.S. Treasury securities, U.S. Government agency securities and highly rated, investment-grade corporate debt securities.
We believe that our existing capital resources, together with proceeds from the Oxford Loan Agreement, will be sufficient to meet our projected operating requirements to the middle of 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. If we do not achieve all the pre-determined development milestones in the Oxford Loan Agreement, our currently available capital resources will be sufficient to fund operations for at least 12 months from the date of this report.
Our operations have been financed primarily through the issuance and sale of convertible preferred stock, our collaboration with Novartis and issuance of common stock via our IPO. During the third quarter of 2021, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may issue and sell up to $150.0 million of shares of common stock from time to time. The issuance and sale of these shares pursuant to the Sales Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. We have not issued any shares pursuant to any at-the-market offerings but may do so at a future date. In May 2022 we entered into a Loan and Security Agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (or "Oxford"). Upon closing of the Oxford Loan Agreement, the Company drew $10.0 million of an initial $25.0 million tranche, with the remaining $15.0 million available through the end of the year. The Company has access to an additional $75.0 million over three tranches, $50.0 million of which is based on the achievement of pre-determined development milestones, and $25.0 million at Oxford's discretion.

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
Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development expenditures. If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations and other licensing arrangements. If we raise capital through additional debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us.
Cash Flows
Comparison of the three months ended March 31, 2022 and 2021
The following summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(20,498)	$(13,665)
Net cash provided by investing activities	1,531	12,232
Net cash (used in) provided by financing activities	(153)	1,370
Net decrease in cash and cash equivalents	$(19,120)	$(63)
Cash Used in Operating Activities
Net cash used in operating activities was $20.5 million for the three months ended March 31, 2022 compared to $13.7 million for the three months ended March 31, 2021. The increase in cash used in operating activities of $6.8 million over the prior year is primarily attributable to an increase in the net loss of $5.2 million primarily due to decreased revenue-related receipts from our collaboration partner, Novartis, during 2021 and the first quarter of 2022 coupled with an increase in operating expenses.
Cash Provided by Investing Activities
Net cash provided by investing activities was $1.5 million for the three months ended March 31, 2022 compared to net cash provided by investing activities of $12.2 million for the same period in 2021. The decrease of $10.7 million is attributable to a significant reduction in the amount of maturities relative to purchases of short-term investments during the period.
Cash Used in/Provided by Financing Activities
Net cash used in financing activities was $153 thousand for the three months ended March 31, 2022 compared to cash provided by financing activities of $1.4 million for the same period in 2021. The decrease of $1.6 million is mainly attributable to a decrease in the issuances of common stock under the Company's stock plans and an increase in the payment of deferred offering costs.
Contractual Obligations and Other Commitments
There have been no material changes to our contractual obligations and other commitments as of March 31, 2022, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Subsequent to March 31, 2022, we entered into Loan and Security Agreement for a series of term loans up to an aggregate principal amount of $100.0 million as further described in Item 1, Note 19, Subsequent Events, in this Report.
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
There have been no material changes to our critical accounting policies and estimates from those described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash, cash equivalents and short-term investments of $178.3 million as of March 31, 2022 which consisted of bank deposits, highly liquid money market funds and short-term investments in U.S. treasury securities, U.S. government agency securities and corporate debt securities. Historical fluctuations in interest rates have not been significant for us. We had no outstanding debt as of March 31, 2022. Due to the short-term maturities of our cash equivalents and short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments. To minimize the risk, we maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are composed of U.S. Treasury and U.S. Treasury-backed repurchase agreements or short-term U.S. Treasury securities, U.S. government agency securities and corporate debt securities. We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We considered our internal controls over financial reporting in regards to the impact of COVID-19 and concluded that our controls continue to operate in a remote environment without material effect on our internal controls over financial reporting.
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
Item 1A. Risk Factors.
Our business faces significant risks. If any of the events or circumstances described in the following risks actually occurs, our business may suffer, the trading price of our common stock could decline and our financial condition or results of operations could be harmed. These risks should be read in conjunction with the other information set forth in this quarterly report on Form 10-Q. The risks and uncertainties described below are not the only ones facing us. There may be additional risks faced by our business. Other events that we do not currently anticipate or that we currently deem immaterial also may adversely affect our financial condition or results of operations.
RISK FACTORS
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future.
We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing and our collaboration with Novartis. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss was $97.3 million and $41.5 million for the years ended December 31, 2021 and 2020, respectively. As of March 31, 2022, we had an accumulated deficit of $243.2 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be at least several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to further develop and, if approved, market additional potential product candidates.
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
As of December 31, 2021, we had approximately $178.3 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments, together with proceeds from the Oxford Loan Agreement executed in the second quarter of 2022, will be sufficient to fund our operating expenses and capital expenditure requirements into the middle of 2024. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our Oxford Loan Agreement, or potentially pursuant to new arrangements with different lenders. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. However, we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. In addition, any future debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also may be required to seek collaborators for any of our product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Market volatility resulting from the COVID-19 pandemic or other financial markets factors could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.
Covenants and other provisions in the Oxford Loan Agreement restrict our business and operations in many ways, and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. In addition, our operations may not provide sufficient cash to meet the repayment obligations of our debt incurred under the Oxford Loan Agreement.
Pursuant to the Oxford Loan Agreement, Oxford has been granted a security interest in substantially all of our assets, excluding intellectual property (but including the right to payments and proceeds of intellectual property), and a negative pledge on substantially all of our intellectual property, subject to customary exceptions. If an event of default occurs under the Oxford Loan Agreement, Oxford may foreclose on its security interest and liquidate some or all of these assets, which would harm our business, financial condition and results of operations.

In the event of a default in connection with our bankruptcy, insolvency, liquidation, or reorganization, Oxford would have a prior right to substantially all of our assets to the exclusion of our general unsecured creditors. Only after satisfying the claims of Oxford and any unsecured creditors would any amount be available for our equity holders.
The pledge of these assets and other restrictions imposed in the Oxford Loan Agreement may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged to secure the Oxford Loan Agreement obligations, our ability to incur additional indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.
In addition, if we are unable to comply with certain financial and operating restrictions in the Oxford Loan Agreement, we may be limited in our business activities and access to credit or may default under the Oxford Loan Agreement. Provisions in the Oxford Loan Agreement impose restrictions or require prior approval on our ability, and the ability of certain of our subsidiaries to, among other things:
•Incur additional debt;
•Make certain investments and acquisitions;
•Guarantee the indebtedness of others or our subsidiaries;
•Create liens or encumbrances;
•Engage in new lines of business;
•Enter into transactions with affiliates;
•Pay cash dividends and make distributions;
•Redeem or repurchase capital shares;
•Sell, lease or transfer certain parts of our business or property, including equity interests of our subsidiaries;
•Prepay other indebtedness; and
•Acquire new companies and merge or consolidate.
The Oxford Loan Agreement also contains other customary covenants. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default, which, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the Oxford Loan Agreement and would require us to pay all amounts outstanding. If the maturity of our indebtedness is accelerated, we may not have sufficient funds then available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all. Our failure to repay our obligations under the Oxford Loan Agreement would result in Oxford foreclosing on all or a portion of our assets, which could force us to curtail or cease our operations.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We were incorporated in 2015, have no products approved for commercial sale and have not generated any revenue from product sales to date. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates and our technology related to transforming growth factor beta, or TGF-β, signaling and integrin biology, medicinal chemistry, translational screening technologies, and clinical insights to discover and develop novel therapies for the treatment of fibrosis. Our approach to the discovery and development of product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value. In addition, our lead product candidate, PLN-74809, is in early clinical development for the treatment of IPF and PSC, and a second product candidate, PLN-1474, is in early clinical development. Both programs will require substantial additional development and clinical research time and resources, either from us or our collaborators, before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We have not yet demonstrated the ability to progress any product candidate through clinical trials. We are still in preclinical and early clinical development and may be unable to obtain regulatory approval, manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields. Consequently, we have no meaningful history of operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products.
Our business is highly dependent on the success of our lead product candidate, PLN-74809, as well as PLN-1474 and any other product candidates that we advance into the clinic. All of our product candidates will require significant additional preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially.
We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We are very early in our clinical development for both PLN-74809 and PLN-1474. Because PLN-74809 is our lead product candidate, if PLN-74809 encounters safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. We have completed various Phase 1 trials of PLN-74809. We are enrolling two Phase 2a trials in IPF, including a PET imaging trial. We are also conducting a Phase 2a PSC trial which is currently enrolling patients. We are also collaborating with Novartis to develop PLN-1474 for liver fibrosis associated with NASH and have completed a Phase 1a SAD/MAD study evaluating PLN-1474 in healthy volunteers. The IND for this candidate was transferred to Novartis in the first quarter of 2021, and Novartis is responsible for all PLN-1474 development, manufacturing, and commercialization activities after the initial development period. All of the risks and uncertainties that apply to PLN-74809 or any candidates that we develop independently apply equally to our collaborator with respect to advancement of PLN-1474. In addition, we also face risks resulting from our reliance on Novartis for development of this candidate. See “Risks Related to Our Reliance on Third Parties.”
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
Although we have received U.S. orphan drug designation for PLN-74809 for IPF and PSC indications and EEA orphan drug designation for PLN-74809 for PSC, we may be unable to obtain and maintain orphan drug designation for our other product candidates and, even if we obtain such designation, we may not be able to realize the benefits of such designation, including potential marketing exclusivity of our product candidates, if approved.
Regulatory authorities in some jurisdictions, including the United States and other major markets, may designate drugs intended to treat conditions or diseases affecting relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In order to obtain orphan designation in the European Economic Area, or EEA, the product must fulfill certain challenging criteria. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it meets the following criteria: (1) such product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either the prevalence of such condition must not be more than five in 10,000 persons in the EU when the application is made, or without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the EU to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000.

Although we have received U.S. orphan drug designation for PLN-74809 for IPF and PSC and EEA orphan drug designation for PLN-74809 for PSC, the designation of any of our product candidates as an orphan drug does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates.
Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or foreign regulatory authorities from approving another marketing application for a product that constitutes a similar medicinal product treating the same indication for that marketing exclusivity period, except in limited circumstances. The applicable period is seven years in the United States and ten years (which can be extended a further two years if the product qualifies for a pediatric extension) in EEA. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.
Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition in the United States or EEA. Even after an orphan drug is approved, the FDA or EMA may subsequently approve another drug for the same condition if the FDA or EMA, as applicable, concludes that the latter drug is not a similar medicinal product or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.
A Fast Track designation by the FDA, even if granted for other current or future product candidates, may not lead to a faster development or regulatory review, licensure process and does not increase the likelihood that our product candidates will receive marketing licensure.
We may seek Fast Track designation for one or more of our future product candidates. In April 2022, PLN-74809 received Fast Track designation for the treatment of IPF. If a drug product is intended for the treatment of a serious or life-threatening disease or condition and it demonstrates the potential to address unmet medical needs for such a disease or condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. We may seek Fast Track designation for our product candidates, but there is no assurance that the FDA will grant this designation to any of our proposed product candidates. Marketing applications submitted by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing licensure by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or licensure compared to conventional FDA procedures or pathways and receiving a Fast Track designation does not provide assurance of ultimate FDA licensure. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.
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
Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of biopharmaceutical products. Arrangements with third-party payors and customers can expose biopharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, as detailed in Part I, Item 1 - Business - Government Regulation - Other Healthcare Laws in our Annual Report on form 10-K for the year ended December 31, 2021. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, and certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs, remuneration provided to health care professionals and their affiliates, charitable donations and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.
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
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs, as detailed in Part I, Item 1 – Business – Government Regulation – Current and Future Healthcare Reform Legislation in our annual Report on Form 10-K for the year ended December 31, 2021.
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
Drug marketing and reimbursement regulations may materially affect our ability to market and secure reimbursement for our products.
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
Much like the federal Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to induce or reward improper performance generally to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to induce or reward improper performance generally is governed by the national anti-bribery laws of EU Member States, and in respect of the UK (which is no longer a member of the EU), the Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU.
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
In addition, in most foreign countries, including the EEA, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement are the prerogative of the member states and it varies widely from country to country. For example, the EU provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales and the potential profitability of any of our product candidates in those countries would be negatively affected.
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
Additionally, we sometimes collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such an option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.
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
Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. On March 16, 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. A third-party that files a patent application in the USPTO on or after March 16, 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third-party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.
The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter-partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third-party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third-party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third-party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
•we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third-party may subsequently file a patent application covering such intellectual property;
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
As of March 31, 2022, we had 101 full-time employees. As our clinical development and commercialization plans and strategies develop, and as we transition into operating as a public company, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:
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
Based on shares outstanding as of March 31, 2022, our executive officers, directors and their affiliates and our principal stockholders beneficially held, in the aggregate, approximately a quarter of our outstanding voting stock. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
The holders of a significant number of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, as provided under the terms of an investors’ rights agreement between us and certain of our stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders, or the perception that such sales could occur, could have a material adverse effect on the trading price of our common stock.
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
Numerous federal and state laws and regulations, including HIPAA and HITECH, which enhanced the privacy, security and enforcement provisions of HIPAA by, among other things, establishing security breach notification requirements, govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information or personal information. In the course of performing our business we obtain personally identifiable information (PII), including health-related information. Such laws and regulations relating to privacy, data protection, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that varies from one jurisdiction to another and/or may conflict with other laws or regulations. HIPAA establishes national privacy and security standards for the protection of individually identifiable health information, including protected health information (PHI) for certain covered entities, including healthcare providers that submit certain covered transactions electronically, as well as their ‘‘business associates.” Penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly depending on the failure and could include civil monetary or criminal penalties. HIPAA also authorizes state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care claim in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. The Department of Health and Human Services Office for Civil Rights (OCR) has recently increased its enforcement efforts on compliance with HIPAA, including the security regulations (Security Rule), bringing actions against entities which have failed to implement security measures sufficient to reduce risks to electronic protected health information or to conduct an accurate and thorough risk analysis, among other violations. HIPAA enforcement actions may lead to monetary penalties and costly and burdensome corrective action plans. Additionally, on December 10, 2020, OCR issued a proposed rule aimed at strengthening individuals’ rights to access their own health information, as well as reducing administrative burdens on HIPAA covered health care providers and health plans, among other changes. While a final rule has not yet been issued, if adopted, these proposed changes may require us to update our HIPAA policies and procedures to comply with the new requirements.
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
We regularly monitor, defend against and respond to attacks to our networks and other information security incidents. Despite our information security efforts, our facilities, systems, and data, as well as those of our third-party service providers, may be vulnerable to privacy and information security incidents such as data breaches, viruses or other malicious code, coordinated attacks, data loss, phishing attacks, ransomware, denial of service attacks, or other security or IT incidents caused by threat actors, technological vulnerabilities or human error. If we, or any of our IT support vendors, fail to comply with laws requiring the protection of sensitive personal information, or fail to safeguard and defend personal information or other critical data assets or IT systems, we may be subject to regulatory enforcement and fines as well as private civil actions. We may be required to expend significant resources in the response, containment, mitigation of cybersecurity incidents as well as in defense against claims that our information security was unreasonable or otherwise violated applicable laws or contractual obligations.

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
Following Brexit, legal, political and economic uncertainty surrounding the exit of the UK from the EU may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the UK and pose additional risks to our business, revenue, financial condition and results of operations.
On January 31, 2020, the UK ceased being a Member State of the EU. The UK and the EU signed a EU-UK Trade and Cooperation Agreement, or TCA, which became effective on May 1, 2021. Such a withdrawal from the EU is unprecedented, and it is unclear how the restrictions on the UK’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our current and future operations (including business activities conducted by third parties and contract manufacturers on our behalf) and clinical activities in the UK.
We may also face new regulatory costs and challenges that could have an adverse effect on our operations. Since the regulatory framework in the UK covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime with respect to the approval of our product candidates in the UK, now that UK legislation may depart from EU legislation. For instance, now the transition period has expired, Great Britain will no longer be covered by the centralized procedure for obtaining an EEA-wide marketing authorization from the European Medicines Agency, or EMA, and a separate process for authorization of drug products, including our product candidates and products in the UK, will be required in Great Britain resulting in an authorization covering the UK or Great Britain only. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the UK and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the UK and/or EU for our product candidates, which could significantly and materially harm our business.
The UK government is currently trying to renegotiate fundamental aspects of the Northern Ireland Protocol so this is an unpredictable area for companies in the near future. Failed attempts to renegotiate the Northern Ireland Protocol have led to media reports of the UK potentially triggering Article 16 of the Northern Ireland Protocol, a safeguarding measure, that may be engaged unilaterally if the application of the Protocol leads to serious economic, societal or environmental difficulties that are liable to persist, or to diversion of trade. The TCA allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)     Unregistered Sales of Equity Securities
None.
(b)    Use of Proceeds from our Initial Public Offering of Common Stock
There has been no material change in the planned use of proceeds from our initial public offering from that described in our prospectus (File No. 333-238146), effective on June 2, 2020 filed with the SEC on June 3, 2020 in connection with our IPO.
(c)    Repurchase of Shares of Company Equity Securities
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

3.2
Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39303) filed on December 15, 2020).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-238146) filed on May 26, 2020).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________________
*    Filed herewith
(1)    The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates them by reference

Signatures
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 9, 2022

PLIANT THERAPEUTICS, INC.

By:	/s/ Bernard Coulie
Bernard Coulie, M.D., Ph.D.
President and Chief Executive Officer

By:	/s/ Keith Cummings
Keith Cummings, M.D., M.B.A.
Chief Financial Officer (Principal Financial Officer)