Form 10-K/A
period 2021-12-31
PLIANT THERAPEUTICS, INC.
filed 2022-05-27
CIK 1746473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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
The number of shares of Registrant’s Common Stock outstanding as of February 25, 2022 was 36,113,521.

Audit Firm ID	Auditor Name	Auditor Location
PCAOB ID No. 34	Deloitte & Touche LLP	San Francisco, CA
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

EXPLANATORY NOTE
Pliant Therapeutics, Inc. (the “Company” or the “Registrant”) is filing this Amendment No. 2 (this “Amendment No. 2”) to its Annual Report on Form
10-K
for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022 and subsequently amended by Amendment No. 1, filed with the SEC on March 1, 2022 (together, the “Original Filing”). This Amendment No. 2 amends and restates Part II, Item 9A. “Controls and Procedures” of the Original Filing in its entirety, which inadvertently omitted the attestation report on internal control over financial reporting, dated February 28, 2022, of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as required by Item 308(b) of Regulation
S-K.
This Amendment No. 2 also includes the currently dated signature page and certifications from the Company’s principal executive officer and principal financial officer. This Amendment No. 2 does not reflect other subsequent events occurring after the original filing date of the Original Filing or modify or update in any way disclosures made in the Original Filing except as noted above. This Amendment No. 2 should be read in conjunction with the Original Filing and with other Company filings with the SEC subsequent to the filing of the Original Filing.
Item 9A. Controls and Procedures
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
Management’s Annual Report on Internal Control Over Financial Reporting
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

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021 as stated in their report which is included herein.
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
Report of Independent Registered Public Accounting Firm
This Annual Report on Form
10-K
includes an attestation report from Deloitte & Touche LLP, our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Pliant Therapeutics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Pliant Therapeutics, Inc. (the “Company”) as of December 31, 2021, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 28, 2022, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying
Management’s Annual Report on Internal Control Over Financial Reporting
. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
San Francisco, CA
February 28, 2022

Item 15. Exhibits
The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Filing. The “Exhibit Index” to this Amendment No. 2 sets forth the additional exhibits required to be filed with this Form
10-K/A.

Exhibit Number	Exhibit Description

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.5	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 2 to the Annual Report on Form
10-K
for the year ended December 31, 2021 to be signed on its behalf by the undersigned, thereunto duly authorized.

PLIANT THERAPEUTICS, INC.

Date: May 27, 2022	By:	/s/ Bernard Coulie
Bernard Coulie, M.D., Ph.D.
President and Chief Executive Officer

Date: May 27, 2022	By:	/s/ Keith Cummings
Keith Cummings, M.D., M.B.A.
Chief Financial Officer