Form 10-Q
period 2022-06-30
PLIANT THERAPEUTICS, INC.
filed 2022-08-08
CIK 1746473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2022, the registrant had 48,681,962 shares of common stock, $0.0001 par value per share, outstanding.

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
•    Our estimates regarding the impact of the COVID-19 pandemic on our business and operations and our ability to manage such impacts;
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Pliant Therapeutics, Inc.
Condensed Balance Sheets
(Unaudited)
(In thousands, except number of shares and per share amounts)

	June 30, 2022	*December 31, 2021
Assets
Current assets
Cash and cash equivalents	$25,070	$51,665
Short-term investments	138,527	148,931
Accounts receivable	4,989	1,998
Tax credit receivable	83	83
Prepaid expenses and other current assets (Note 5)	4,857	6,764
Total current assets	173,526	209,441
Property and equipment, net	4,534	4,606
Operating lease right-of-use assets	5,646	6,330
Other non-current assets	913	838
Total assets	$184,619	$221,215
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,116	$2,971
Accrued liabilities (Note 6)	17,395	11,991
Lease liabilities, current	$2,042	1,869
Total current liabilities	22,553	16,831
Lease liabilities, non-current	$4,407	5,325
Term loan	$9,871	—
Total liabilities	36,831	22,156
Stockholders’ equity
Common stock, $0.0001 par value; 300,000,000 shares authorized at June 30, 2022 and December 31, 2021; and 36,182,297 and 36,083,301 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively;	3	3
Additional paid-in capital	421,781	414,348
Accumulated deficit	(272,737)	(215,091)
Accumulated other comprehensive loss	(1,259)	(201)
Total stockholders’ equity	147,788	199,059
Total liabilities and stockholders’ equity	$184,619	$221,215
*The condensed balance sheet as of December 31, 2021 has been derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these condensed financial statements

Pliant Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$4,989	$1,789	$6,238	$3,963
Operating expenses:
Research and development	$(26,335)	(19,218)	(47,216)	(37,745)
General and administrative	$(8,296)	(5,475)	(16,875)	(12,041)
Total operating expenses	(34,631)	(24,693)	(64,091)	(49,786)
Loss from operations	(29,642)	(22,904)	(57,853)	(45,823)
Interest and other income (expense), net	$96	73	207	136
Net loss	$(29,546)	$(22,831)	$(57,646)	$(45,687)
Net loss attributable to common stockholders	$(29,546)	$(22,831)	$(57,646)	$(45,687)
Net loss per share, attributable to common stockholders:
Basic	$(0.82)	$(0.64)	$(1.59)	$(1.28)
Diluted	$(0.82)	$(0.64)	$(1.59)	$(1.28)
Shares used in computing net loss per share attributable to common stockholders:
Basic	36,173,135	35,746,922	36,144,944	35,726,393
Diluted	36,173,135	35,746,922	36,144,944	35,726,393
Comprehensive loss:
Net loss	$(29,546)	$(22,831)	$(57,646)	$(45,687)
Net unrealized gain (loss) on short-term investments	$(309)	$(12)	$(1,058)	$2
Total other comprehensive income (loss)	(309)	(12)	(1,058)	2
Comprehensive loss	$(29,855)	$(22,843)	$(58,704)	$(45,685)
The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except number of shares and per share amounts)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2021	36,083,301	$3	$414,348	$(201)	$(215,091)	$199,059
Vesting of restricted stock awards	15,606	—	1	—	—	1
Option exercises	63,552	—	51	—	—	51
Stock-based compensation expense	—	—	3,531	—	—	3,531
Net unrealized loss on short-term investments	—	—	—	(749)	—	(749)
Net loss	—	—	—	—	(28,100)	(28,100)
Balance at March 31, 2022	36,162,459	$3	$417,931	$(950)	$(243,191)	$173,793
Vesting of restricted stock awards	6,235	—	1	—	—	1
Option exercises	13,603	—	446	—	—	446
Stock-based compensation expense	—	—	3,403	—	—	3,403
Net unrealized loss on short-term investments	—	—	—	(309)	—	(309)
Net loss	—	—	—	—	(29,546)	(29,546)
Balance at June 30, 2022	36,182,297	$3	$421,781	$(1,259)	$(272,737)	$147,788

The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except number of shares and per share amounts)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2020	35,552,795	$3	$400,918	$(32)	$(117,828)	$283,061
Vesting of restricted stock awards	30,277	—	2	—	—	$2
Option exercises	165,264	—	1,370	—	—	1,370
Stock-based compensation expense	—	—	2,578	—	—	2,578
Net unrealized loss on short-term investments	—	—	—	14	—	14
Net loss	—	—	—	—	(22,856)	(22,856)
Balance at March 31, 2021	35,748,336	$3	$404,868	$(18)	$(140,684)	$264,169
Vesting of restricted stock awards	30,136	—	2	—	—	$2
Option exercises	75,444	—	372	—	—	372
Stock-based compensation expense	—	—	2,280	—	—	2,280
Net unrealized loss on short-term investments	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(22,831)	(22,831)
Balance at June 30, 2021	35,853,916	$3	$407,522	$(30)	$(163,515)	$243,980

The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2022	2021
Cash flows from operating activities
Net loss	$(57,646)	$(45,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	914	729
Stock-based compensation expense	6,934	4,858
Non-cash operating lease expense	684	441
Other	443	529
Changes in operating assets and liabilities:
Accounts receivable	(2,991)	7,449
Prepaid expenses and other current assets	1,907	(328)
Other non-current assets	—	—
Accounts payable	202	741
Accrued liabilities	5,404	(1,333)
Other long term liabilities	—	—
Operating lease liabilities	(745)	(467)
Net cash used in operating activities	(44,894)	(33,068)
Cash flows from investing activities
Purchase of short-term investments	(78,048)	(138,832)
Maturity of short-term investments	86,972	155,529
Purchase of property and equipment	(898)	(881)
Net cash provided by investing activities	8,026	15,816
Cash flows from financing activities
Proceeds from exercise of stock options	498	1,741
Payment of deferred offering costs	(75)	(179)
Payment of debt issuance costs	(150)	—
Proceeds from term loan	10,000	—
Net cash provided by financing activities	10,273	1,562
Net decrease in cash and cash equivalents	(26,595)	(15,690)
Cash and cash equivalents at beginning of period	51,665	50,882
Cash and cash equivalents at end of period	$25,070	$35,192
Supplemental disclosures of cash flow information:
Cash paid for interest	$72	$—
Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued liabilities	$—	$82
Reclassification of restricted stock awards from liabilities to common stock upon vesting	$1	$5
Net unrealized (loss) gain on short-term investments	$(1,058)	$2
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
The accompanying condensed balance sheet as of June 30, 2022, condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, condensed statements of cash flows for the six months ended June 30, 2022 and 2021, and the condensed statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021, are unaudited. The balance sheet as of December 31, 2021 was derived from audited financial statements as of and for the year ended December 31, 2021. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022, and the results of its operations and its cash flows for the three and six months ended June 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2022 and 2021, are also unaudited.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three months ended June 30, 2022, as compared to the significant accounting policies described in Note 2 of the "Notes to the Financial Statements" in the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
There were no assets or liabilities recorded at fair value to the condensed balance sheets using Level 3 inputs as of June 30, 2022 and as of December 31, 2021.
The following tables show the Company’s Money Market Funds, U.S. government agency securities and corporate debt securities by significant investment category as of June 30, 2022 and December 31, 2021 (in thousands):

	As of June 30, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Level 1:
Money Market Funds	$10,587	$—	$—	$10,587
Level 2:
U.S. government agency securities included in cash and cash equivalents and short-term investments	—	—	—	—
Corporate debt securities included in cash and cash equivalents and short-term investments	143,777	—	(1,259)	142,518
Total financial assets	$154,364	$—	$(1,259)	$153,105

	As of December 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Level 1:
Money Market Funds	$15,329	$—	$—	$15,329
Level 2:
U.S. government agency securities included in short-term investments	5,003	—	—	5,003
Corporate debt securities included in cash and cash equivalents and short-term investments	163,626	1	(202)	163,425
Total financial assets	$183,958	$1	$(202)	$183,757
The Company may sell certain of its short-term securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.
There were no liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021. There have been no transfers between fair value measurement levels during the six months ended June 30, 2022. In addition, there were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2022 and December 31, 2021.
As of June 30, 2022, the Company had not recorded any impairment related to other-than-temporary declines in the fair value of short-term investments. Short-term investments are considered impaired when a decline in fair value is judged to be other-than-temporary. The Company consults with its investment managers and considers available quantitative and qualitative evidence in evaluating potential impairment of its short-term investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost and its intent and ability to hold the investment.
The Company records interest income and accretion income earned on Money Market Funds and U.S. Treasury, U.S. government agency and corporate debt securities to interest and other income (expense), net in its condensed statement of operations and comprehensive loss.

4. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Computer equipment and software	$30	$22
Laboratory equipment	8,713	7,947
Leasehold improvements	1,631	1,618
Construction-in-progress	91	38
Total property and equipment, gross	10,465	9,625
Less: Accumulated depreciation	(5,931)	(5,019)
Total property and equipment, net	$4,534	$4,606
Depreciation expense for the three months ended June 30, 2022 and 2021 was $0.5 million and $0.4 million, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $0.9 million and $0.7 million, respectively.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Prepaid research and development	2,448	2,819
Prepaid insurance	849	2,585
Prepaid licenses	1,028	819
Interest receivable	320	385
Other	212	156
Total prepaid expenses and other current assets	4,857	6,764
6. Accrued Liabilities and Other Long-Term Liabilities
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Accrued compensation and benefits	$3,520	$5,216
Accrued research and development expenses	13,094	5,868
Other accrued liabilities	781	907
Total accrued liabilities	$17,395	$11,991
Accrued compensation and benefits consist primarily of accrued bonuses and accrued vacation.

7. Debt
In May 2022, we entered into a term loan facility (the “Oxford Loan Agreement”) with Oxford Finance LLC (the "Lender") for up to $100.0 million. At closing, we entered into a term loan for $10.0 million of an initial $25.0 million tranche, with the remaining $15.0 million available through the end of the year. The Oxford Loan Agreement provides for an additional $75.0 million over three tranches, $50.0 million of which is at our option upon the satisfaction of certain conditions related to the development of PLN-74809 and one of our preclinical product candidates, and $25.0 million at the Lender's discretion. In connection with the Oxford Loan Agreement, we granted a security interest in substantially all of our current and future assets. There are no warrants or financial covenants associated with the Oxford Loan Agreement.

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
The estimated fair value of the term loan as of June 30, 2022 was measured using Level 3 inputs and approximates the carrying value recorded to the condensed balance sheet. The effective interest rate for the term loan is 9.27% and interest expense for the three and six months ended June 30, 2022 was $0.2 million. We had no outstanding debt and did not incur interest expense in 2021.

Future maturities of debt as of June 30, 2022 are as follows:

As of June 30, 2022
2022	$—
2023	—
2024	—
2025	—
2026	5,455
Thereafter	4,545
Total	$10,000

8. Novartis Collaboration and License Agreement (the "Novartis Agreement")
In 2019, we entered into the Novartis Agreement for the development and commercialization of our preclinical product candidate, PLN-1474 and up to three additional integrin research targets. PLN-1474 is an internally discovered small molecule selective inhibitor of integrin αvß1, currently being developed for the treatment of liver fibrosis associated with nonalcoholic steatohepatitis (“NASH”). Pursuant to the agreement, we received an upfront, non-refundable license fee of $50.0 million and were eligible to receive additional payments of $416.0 million contingent upon achievement of specified research, development, regulatory and commercial events and royalties on world-wide net sales thereafter. Additionally, Novartis is funding up to $20.0 million associated with research and development services for PLN-1474 and up to $16.8 million for research and development services on the integrin research targets. As of June 30, 2022, aggregate unrecognized transaction price of $2.3 million is associated with performance obligations we expect to satisfy in 2022.
In the second quarter of 2022, Novartis exercised their right to opt-in to a research program and secured an exclusive license to compounds associated with an integrin research target, which entitles us to a $4.0 million payment, which was recognized in accounts receivable and revenue as of and for three months ended June 30, 2022. To date, we have received $25.0 million in contingent payments and $387.0 million remain eligible for achievement. No contingent payments were recognized during the three and six months ended June 30, 2021. Revenues associated with the Novartis Agreement for the three and six months ended June 30, 2022 were $5.0 million and $6.2 million, respectively, and $1.8 million, and $4.0 million for three and six months ended June 30, 2021, respectively.

9. Regents of the University of California License Agreement (the "UC Agreement")
In 2015, we entered into the UC Agreement to obtain an exclusive, worldwide license relating to the use of certain patents and technology relating to αvß1 compound in fibrosis indications. Pursuant to the UC Agreement, we made a $2.4 million milestone payment upon the close of our initial public offering in June 2020. Subsequently, we determined the licensed technology was no longer relevant to the development of our product candidates and, therefore, we exercised our right to terminate the UC Agreement which became effective in the first quarter of 2021. No further obligations or financial commitments survive the termination.

10. Adimab Development and Option Agreement (the "Adimab Agreement")
In 2018, we entered into a development and option agreement with Adimab, LLC (“Adimab”) for the discovery and optimization of proprietary antibodies as potential therapeutic product candidates. Under the Adimab Agreement, we will select biological targets against which Adimab will use its proprietary platform technology to research and develop antibody proteins using a mutually agreed upon research plan. We are required to pay Adimab an agreed upon rate for its full-time employees during the discovery period while Adimab performs research on each target under the applicable research plan. We have an exclusive option to obtain a worldwide, royalty-bearing, sublicensable license under Adimab platform patents and other Adimab technology to research, develop and commercialize up to 24 antibodies of our selection.
As of June 30, 2022, we have not exercised our option to further develop any antibody proteins. During the three and six months ended June 30, 2022, no research and development expenses under the Adimab Agreement were recognized relating to full-time employee costs. The Company recognized costs of $28,000 during the three and six months ended June 30, 2021.

11. Redeemable Convertible Preferred Stock
Under the Company’s Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”), the Company is authorized to issue two classes of shares: preferred and common stock. The preferred stock may be issued in series, and the Company’s board of directors is authorized to determine the rights, preferences, and terms of each series. These rights preferences and terms could include dividend rights, conversion rights, voting rights, terms of redemptions, liquidation preferences and sinking fund terms. As of June 30, 2022 and December 31, 2021, the Company was authorized to issue 10,000,000 shares of preferred stock and there was no outstanding preferred stock as of June 30, 2022 and December 31, 2021.
12. Common Stock
As of June 30, 2022 and December 31, 2021, the Company was authorized to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. The common stock has the following rights and privileges:
Voting
The holders of shares of common stock are entitled to one vote for each share of common stock held at any meeting of stockholders and at the time of any written action in lieu of a meeting.
Dividends
The holders of shares of common stock are entitled to receive dividends, when declared by the Company’s board of directors. Cash dividends may not be declared or paid to holders of shares of common stock until all unpaid dividends on preferred stock have been paid in accordance with their terms. No dividends have been declared or paid by the Company since its inception. The terms of the Oxford Loan Agreement restrict our ability to declare and pay dividends.
Liquidation
Subject to the preferential rights of holders of preferred stock then outstanding, the holders of shares of common stock are entitled to share ratably in the Company’s remaining assets available for distribution to its stockholders in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company.
Shares reserved for future issuance

	As of June 30, 2022	As of December 31, 2021
Exercises of outstanding stock option awards	5,420,264	3,620,180
Shares of common stock available for future grants under the 2020 Equity Incentive Plan	4,155,190	4,234,213
Shares of common stock available for future issuance under the 2020 ESPP	922,725	613,098
Total shares reserved for future issuance	10,498,179	8,467,491
13. Equity Incentive Plans and Stock-Based Compensation
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
The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options or other awards including stock appreciation rights, restricted stock awards and restricted stock units to the Company’s employees, officers, directors, advisors, and consultants for the purchase of up to 4.2 million shares of the Company’s common stock. In addition, to the extent that awards outstanding under the 2020 Plan or the 2015 Plan are cancelled, forfeited or held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) subsequent to May 2020, the shares of common stock reserved for issuance pursuant to such awards will become available for issuance as shares of common stock under the 2020 Plan. The 2020 Plan provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2020 Plan on January 1 of each year beginning January 1, 2021. The number of shares added each January 1 will be equal to the lesser of: (i) 5% of the outstanding shares on the immediately preceding December 31 or (ii) such amount as determined by the administrator of the 2020 Plan, which is the compensation committee of the board of directors of the Company. As of June 30, 2022, 4.2 million shares remained available for issuance under the 2020 Plan.
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
The Company accounted for restricted stock awards as early exercised options and recognized a liability in other liabilities when cash was received for the purchase of shares of restricted stock. As shares of restricted stock vested, the Company reclassified the liability to common stock and additional paid in capital. As of June 30, 2022 and December 31, 2021, the Company recorded a liability included in accrued expenses and other liabilities of nil and $2,000, respectively.
There were no grants of restricted stock awards for the six months ended June 30, 2022 and 2021.
The following table summarizes restricted stock activity during the six months ended June 30, 2022:

	Number of Shares	Weighted- Average Grant Date fair value
Outstanding and unvested, as of December 31, 2021	21,841	$2.16
Issued	—	$—
Vested	(21,841)	$2.16
Repurchases	—	$—
Outstanding and unvested, as of June 30, 2022	—	$—

The aggregate fair value of restricted stock awards vested during the six months ended June 30, 2022 was $47,000. Total intrinsic value of outstanding unvested restricted stock awards as of June 30, 2022 was nil.
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
The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for stock option awards with the following assumptions:

Six Months Ended June 30,
	2022	2021
Expected volatility	73.78% - 75.17%	74.95% - 76.31%
Risk-free interest rate	1.64% - 3.39%	0.61% - 1.07%
Expected dividend	—	—
Expected term (in years)	5.33 - 6.08	5.44 - 6.08
Underlying common stock fair value	4.92 - 12.68	26.13 - 38.23
The Company granted 423,500 stock options under the 2020 Plan during the three months ended June 30, 2022.
A summary of option activity under the 2015 Plan and the 2020 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	3,620,180	$14.56	8.25	$16,735
Granted	2,114,870	$10.80
Exercised	(25,727)	$4.07
Forfeited	(289,059)	$13.19
Outstanding as of June 30, 2022	5,420,264	$12.99	8.33	$6,796
Exercisable as of June 30, 2022	1,999,005	$11.48	7.28	$4,666
Vested and expected to vest as of June 30, 2022	5,420,264	$12.99	8.33	$6,796

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of June 30, 2022. The weighted-average grant date fair value of options granted during the six months ended June 30, 2022 was $7.14 per share.
Stock-Based Compensation Expense
The following table presents the components and classification of stock-based compensation expense for the Company’s stock-based awards for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted stock awards	$7	$51	$36	$102
Stock options and ESPP	3,396	2,229	6,898	4,756
Total stock-based compensation expense	$3,403	$2,280	$6,934	$4,858
Research and development expenses	$1,761	$868	$3,675	$2,038
General and administrative expenses	$1,642	$1,412	$3,259	$2,820

As of June 30, 2022, there were no unrecognized compensation costs related to restricted stock awards. As of June 30, 2022, there was $30.1 million of unrecognized compensation costs that is expected to be recognized over the weighted-average period of 2.75 years related to stock options.
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
Under the 2020 ESPP, eligible employees may purchase shares of our common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The 2020 ESPP provides for a six-month offering period. At the end of the purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of the fair market value at the beginning of the offering period or 85% of the fair market value at the end of the purchase period, subject to tax limitations on the total value of the purchase. The 2020 ESPP is considered a compensatory plan, and the Company recorded $0.1 million in stock-based compensation expense for the three and six months ended June 30, 2022. There was $0.1 million and $0.4 million in stock-based compensation expense attributed to the 2020 ESPP for the three and six months ended June 30, 2021, respectively. During the six months ended June 30, 2022, 51,428 shares of common stock were issued under the 2020 ESPP with 922,725 shares remaining available for issuance under the 2020 ESPP. The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for the 2020 ESPP with the following assumptions:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	0.60%	0.07%
Expected term of options (in years)	0.50	0.50
Expected stock price volatility	63.17%	89.51%
Expected dividends	—	—
14. Income Taxes
For the three and six months ended June 30, 2022 and 2021, the Company did not record an income tax provision. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax asset will not be realized. As a result, the Company’s effective tax rate will remain at 0% because there are no estimated or discrete items that would impact the tax provision.
15. Commitments and Contingencies
Purchase Commitments
The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancellable on 30 days’ notice and the obligations under these contracts are largely based on services performed.
License and Collaboration Agreements
Potential payments related to the Company’s license and research agreements, including milestone and royalty payments, are detailed in Notes 8 and 9.
16. Leases
In February 2018, the Company entered into a non-cancelable lease agreement (the “Lease”) for premises consisting of approximately 32,974 square feet located in South San Francisco, California (the “Premises”). The Company moved into the Premises in July 2018. The Premises is being used for the Company’s corporate headquarters and principal operating facility. The term of the Lease is eighty-four months, which commenced on July 1, 2018. Base rent was abated for the first two months of the lease term and thereafter is $0.2 million per month during the first year of the lease term, with specified annual increases thereafter. The Company paid a refundable security deposit of approximately $0.4 million, which is included in other non-

current assets in the condensed balance sheets at June 30, 2022 and December 31, 2021. The Company has the right to extend the lease term by seven years upon written notice not more than twelve months nor less than nine months prior to the expiration of the original lease term, with monthly payments equal to the “fair rental value” as defined in the Lease. The exercise of lease renewal options is at the sole discretion of the Company and is not included in the right-of-use (ROU) asset and lease liability as it is not reasonably certain of exercise. This lease does not contain material variable rent payments, residual value guarantees, covenants, or other restrictions. The Company also enters into leases for equipment.
For each of the three months ended June 30, 2022 and 2021, the Company recognized expenses associated with the operating leases of $0.6 million. For the six months ended June 30, 2022 and 2021, the Company recognized expenses associated with the operating leases of $1.1 million and $1.2 million, respectively. Additionally, the Company incurred variable lease costs of $0.2 million and $0.3 million, and $0.3 million and $0.5 million, for the three and six months ended June 30, 2022 and 2021, respectively, which is comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance. Short-term lease expense and variable lease payments recorded in operating expenses were immaterial for the three and six months ended June 30, 2022. Cash paid for amounts included in the measurement of operating lease liabilities was $1.2 million for the six months ended June 30, 2022 and 2021.
Maturities of the Company's operating lease liability as of June 30, 2022 were as follows:

Quarter ending June 30, 2022:	Operating Lease
2022 (remainder of the year)	$1,237
2023	2,413
2024	2,365
2025	1,203
2026	—
Total lease payments	$7,218
Less: Present value discount	769
Total operating lease liabilities	$6,449
The weighted-average remaining lease terms and discount rates related to the Company's operating leases were as follows:

As of June 30, 2022
Weighted-average remaining lease term (in years)	2.90
Weighted-average discount rate	7.9%
17. Related Party Transactions
In June 2022 and 2021, the Company granted 15,000 and 26,572 stock options with a grant date fair value of $0.1 million and $0.5 million to non-employee directors on the Company's board of directors with an affiliation to Third Rock Ventures. The shares of common stock subject to these options vest 25% on the first day of each calendar quarter for three quarters with the final vest date being the earlier of (i) the one-year anniversary of the grant date or (ii) the next Annual Meeting of Stockholders. In March 2020, the Company granted 26,573 stock options with a grant date fair value of $0.1 million to a partner at Third Rock Ventures, who is also serving as a non-employee director on the Company’s board of directors. The shares of common stock subject to these options vest 1/12th on the last day of each calendar quarter over a three-year period and commenced vesting upon completion of our IPO. In order to vest, the stockholders must be providing continuous service to the Company through such vesting date. See Note 13 for additional information.
18. Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of $0.2 million for the three months ended June 30, 2022 and 2021, and $0.4 million for the six months ended June 30, 2022 and 2021.

19. Net Loss Per Share Attributable to Common Stockholders
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net (loss) per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	Six Months Ended June 30,
	2022	2021
Options to purchase common stock	5,420,264	3,842,588
Restricted stock awards granted and not purchased	—	4,195
Unvested restricted shares	—	66,046
Total	5,420,264	3,912,829
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss per share:
Net loss	$(29,546)	$(22,831)	$(57,646)	$(45,687)
Net loss attributable to common stockholders	$(29,546)	$(22,831)	$(57,646)	$(45,687)
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders:
Basic	36,173,135	35,746,922	36,144,944	35,726,393
Diluted	36,173,135	35,746,922	36,144,944	35,726,393
Net loss per share attributable to common stockholders:
Basic	$(0.82)	$(0.64)	$(1.59)	$(1.28)
Diluted	$(0.82)	$(0.64)	$(1.59)	$(1.28)

20. Subsequent Events
On July 15, 2022, the Company completed a public offering of 12,432,432 shares of common stock, including the exercise in full of the underwriters' option to purchase 1,621,621 additional shares of common stock. The shares were offered at a price to the public of $18.50 per share, resulting in aggregate proceeds of approximately $215.7 million, net of underwriting discounts, commissions and offering expenses.
Subsequent to June 30, 2022, the Company initiated a retention award to employees consisting of 525,825 Restricted Stock Units (RSUs) with a 2 year vesting term. Additionally, senior management received a Performance RSU (PRSU) grant whereby the number of shares to vest is based on a target of 709,064 and will be increased or decreased based upon the Company's total shareholder return as measured against a relevant market index and according to the achievement of multiple clinical development milestones over the term of the award concluding in the second quarter of 2024. The minimum and maximum number of PRSUs to vest is 0% and 200% of target, respectively.

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
Overview
We are a clinical stage biopharmaceutical company focused on discovering and developing novel therapies for the treatment of fibrosis and related diseases. Our initial focus is on treating fibrosis by inhibiting integrin-mediated activation of TGF-β. We have applied our deep understanding of fibrosis biology, along with our medicinal chemistry and translational medicine expertise to develop a set of proprietary tools designed to discover and de-risk product candidates quickly and efficiently. Our wholly owned lead product candidate, PLN-74809, is an oral, small-molecule, dual selective inhibitor of αvß6 and αvß1 integrins that we are developing for the treatment of idiopathic pulmonary fibrosis, or IPF, and primary sclerosing cholangitis, or PSC. Our development of PLN-74809 in both IPF and PSC continues to progress as described in the "Second Quarter and Recent Highlights" section below.
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
Second Quarter and Recent Highlights
PLN-74809 Highlights
•INTEGRIS-IPF Phase 2a trial results showed PLN-74809 was well tolerated with dose-dependent treatment effects on forced vital capacity (FVC) and quantitative lung fibrosis (QLF) in patients with idiopathic pulmonary fibrosis (IPF). Exploratory endpoints a showed a dose-dependent treatment effect on FVC and QLF versus placebo in all PLN-74809 dose groups, both with and without standard of care therapy. In addition, a dose-dependent reduction in the proportion of patients with percent-predicted FVC (FVCpp) decline of ≥ 10%, a risk factor associated with increased mortality in IPF patients, was observed across all treatment groups.
•INTEGRIS-IPF Phase 2a trial of PLN-74809 at 320 mg completed enrollment in patients with IPF. Enrollment is complete in the randomized, double-blind, placebo-controlled trial evaluating PLN-74809 at a once daily dose of 320 mg administered for at least six months and up to 48 weeks in approximately 28 patients with IPF. The trial will evaluate primary and secondary endpoints of safety, tolerability, and pharmacokinetics. Exploratory efficacy endpoints will include effect on FVC and QLF imaging as well as biomarkers. Interim 12-week data is anticipated in early 2023.

•INTEGRIS-PSC Phase 2a data anticipated in the first half of 2023. This 12-week randomized, dose-ranging, double-blind, placebo-controlled trial is evaluating the safety, tolerability, and pharmacokinetics of PLN-74809 in primary sclerosing cholangitis (PSC) patients. The trial is also evaluating exploratory endpoints including fibrosis biomarkers such as PRO-C3 and ELF, changes in ALP, and liver imaging. Topline data from this trial is expected in the first half of 2023.
•FDA Fast Track designation received for PLN-74809 for the treatment of PSC. FDA’s Fast Track designation is intended to facilitate and expedite the development and review of new drugs to treat serious or life-threatening conditions. The benefits of Fast Track designation include opportunities for frequent meetings with the FDA to discuss trial design, development plans, and data needed to support drug approval, as well as the ability to submit a New Drug Application (NDA) on a rolling basis, and eligibility for priority review, if relevant criteria are met.
Early-Stage Development Programs
•Advancement of integrin target in fibrosis under strategic collaboration. A fibrosis-directed integrin target moved into development as part of Pliant’s 2019 research and development collaboration with Novartis. Pliant earned a $4.0 million milestone payment and research funding in support of the development work.
•Oncology and muscular dystrophy programs progressing through Investigational New Drug (IND) enabling studies. IND application submissions for both programs expected by the end of 2022.
Corporate
•Underwritten public offering raised approximately $215.7 million in net proceeds. In July 2022, the Company closed a public offering of $230.0 million of common stock including the underwriter’s exercise in full of their overallotment option to support development of ongoing and future preclinical and clinical programs including PLN-74809.
•Loan facility agreement with Oxford Finance LLC provides up to $100 million of non-dilutive financing. The agreement provides support for the continued clinical development of PLN-74809 in the lead indications of IPF and PSC. The Company drew $10.0 million at closing of an initial $25.0 million tranche. Following the achievement of a development milestone, the Company now has access to the second $25.0 million tranche.

Since inception, we have had significant operating losses. Our net loss was $29.5 million and $57.6 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, we had an accumulated deficit of $272.7 million and cash, cash equivalents and short-term investments of $163.6 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase in connection with our ongoing activities, as we:
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
Components of Operations
Revenue

We have not generated any revenue from product sales and do not expect to do so in the near future. Our revenue to date is derived from a Collaboration and License Agreement with Novartis (the "Novartis Agreement") that was executed in 2019. The Novartis Agreement is for the development and commercialization of PLN-1474 and up to three additional integrin research targets. Under the terms of the Novartis Agreement, we received an upfront license fee payment of $50.0 million for the worldwide, exclusive license to PLN-1474 and an additional $25.0 million upon first-patient dosed in our Phase 1 trial of PLN-1474 in the first quarter of 2020. In the second quarter of 2022 we recognized a $4.0 million target validation fee as Novartis exercised their right to opt-in to a research program and secured an exclusive license to compounds associated with an integrin research target. We are eligible to receive additional milestone payments of up to $387.0 million in total, if defined developmental, regulatory and commercialization milestones are achieved, and tiered royalties on a product-by-product basis based on annual nets sales of products. Additionally, Novartis is providing up to $20.0 million and up to $16.8 million in funding for research and development activities associated with PLN-1474 and integrin research targets, respectively. As of June 30, 2022, we estimate an additional $2.3 million of aggregate research and development funding will be utilized over the effective term of the agreement.
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
Interest and Other Income (Expense), net
Our interest and other income (expense), net consists of interest income earned on cash and cash equivalents, money market funds and short-term investments, realized gains and losses on investments and interest expense from a term loan entered into under our Oxford Loan Agreement.
Financial Operations Overview
Comparison of the three months ended June 30, 2022 and 2021 (in thousands)

	Three Months Ended June 30,
	2022	2021	$ Change
Revenue	$4,989	$1,789	$3,200
Operating expenses:
Research and development	(26,335)	(19,218)	(7,117)
General and administrative	(8,296)	(5,475)	(2,821)
Total operating expenses	(34,631)	(24,693)	(9,938)
Loss from operations	(29,642)	(22,904)	(6,738)
Interest and other income (expense), net	96	73	23
Net loss	$(29,546)	$(22,831)	$(6,715)

Revenue
Revenue was $5.0 million for the three months ended June 30, 2022 compared to $1.8 million for the three months ended June 30, 2021. The increase of $3.2 million is attributable to the recognition of a $4.0 million research target validation fee in the second quarter of 2022 which was partially offset by lower research and development services revenue, in each case, associated with the Novartis Agreement.
Research and development expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change
Employee-related expenses	$6,312	$4,810	$1,502
Outside and consulting services for preclinical studies and research and development activities by third-party contract organizations	9,197	3,536	5,661
Clinical trials expenses	7,035	8,085	(1,050)
Depreciation of lab equipment and costs of equipment and supplies	1,646	1,411	235
Facilities and other allocated expenses	2,118	1,371	747
Technology and intellectual property licenses	27	5	22
Total research and development expenses	$26,335	$19,218	$7,117
Research and development expenses for the three months ended June 30, 2022 was $26.3 million compared to $19.2 million for the three months ended June 30, 2021. The increase of $7.1 million is primarily attributable to third-party costs incurred for the advancement of preclinical programs, notably manufacturing related activities, and employee-related expenses, driven by headcount, salaries and stock-based compensation expense. This increase was partially offset by a reduction in clinical trial expenses of $1.1 million resulting from the completion of certain Phase 1 trials prior to the second quarter of 2022.
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
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2022 was $8.3 million compared to $5.5 million for the three months ended June 30, 2021. The increase of $2.8 million is primarily attributable to employee-related costs, driven by salaries and stock-based compensation expense, consulting and other professional services expense, and charitable contributions to support academic research associated with fibrosis.

We expect our general and administrative expenses to increase for the foreseeable future as we continue to build our administrative function to support our growth in operations.
Interest and Other Income (Expense), net
Interest and other income (expense), net for the three months ended June 30, 2022 was $96,000 compared to $73,000 for the three months ended June 30, 2021. The increase of $23,000 resulted from higher interest income in the current period which was partially offset by interest expense associated with the term loan issued under the Oxford Loan Agreement that was executed in the second quarter 2022.

Comparison of the six months ended June 30, 2022 and 2021 (in thousands)

	Six Months Ended June 30,
	2022	2021	$ Change
Revenue	$6,238	$3,963	$2,275
Operating expenses:
Research and development	(47,216)	(37,745)	(9,471)
General and administrative	(16,875)	(12,041)	(4,834)
Total operating expenses	(64,091)	(49,786)	(14,305)
Loss from operations	(57,853)	(45,823)	(12,030)
Interest and other income (expense), net	207	136	71
Net loss	$(57,646)	$(45,687)	$(11,959)

Revenue
Revenue was $6.2 million for the six months ended June 30, 2022 compared to $4.0 million for the six months ended June 30, 2021. The increase of $2.3 million is attributable to the recognition of a $4.0 million research target validation fee in the second quarter of 2022 which was partially offset by lower research and development services revenue, in each case, associated with the Novartis Agreement.
Research and development expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change
Employee-related expenses	$12,467	$10,313	$2,154
Outside and consulting services for preclinical studies and research and development activities by third-party contract organizations	16,812	6,227	10,585
Clinical trials expenses	11,311	15,344	(4,033)
Depreciation of lab equipment and costs of equipment and supplies	3,036	3,021	15
Facilities and other allocated expenses	3,554	2,820	734
Technology and intellectual property licenses	36	20	16
Total research and development expenses	$47,216	$37,745	$9,471
Research and development expenses for the six months ended June 30, 2022 was $47.2 million compared to $37.7 million for the six months ended June 30, 2021. The increase of $9.5 million is primarily attributable to third-party costs incurred for the advancement of preclinical programs, notably manufacturing related activities, and employee-related expenses, driven by headcount, salaries and stock-based compensation expense. These increases were partially offset by a reduction in clinical trial expenses of $4.0 million resulting from the completion of certain Phase 1 trials prior to 2022.

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
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2022 was $16.9 million compared to $12.0 million for the six months ended June 30, 2021. The increase of $4.8 million is primarily attributable to employee-related costs, driven by salaries and stock-based compensation expense, consulting and other professional services expense, and charitable contributions to support academic research associated with fibrosis.
We expect our general and administrative expenses to increase for the foreseeable future as we continue to build our administrative function to support our growth in operations.
Interest and Other Income (Expense), net
Interest and other income (expense), net for the six months ended June 30, 2022 was $207,000 compared to $136,000 for the six months ended June 30, 2021. The increase of $71,000 resulted from higher interest income in the current period which was partially offset by interest expense associated with the term loan issued under the Oxford Loan Agreement that was executed in the second quarter 2022.
Liquidity and Capital Resources
Overview
As of June 30, 2022, we had $163.6 million of cash, cash equivalents and short-term investments. Our short-term investments consist of U.S. Treasury securities, U.S. Government agency securities and highly rated, investment-grade corporate debt securities.
In May 2022 we entered into a Loan and Security Agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (or "Oxford"). Upon closing of the Oxford Loan Agreement, the Company drew $10.0 million and we have access to draw an additional $40.0 million in 2022. A further $50.0 million may become available to us, $25.0 million upon the achievement of a pre-determined development milestone and $25.0 million at Oxford's discretion.
In July 2022, we completed a public offering of 12,432,432 shares of common stock, including the exercise in full of the underwriters' option to purchase 1,621,621 additional shares of common stock. The shares were offered at a price to the public of $18.50 per share, resulting in aggregate proceeds of approximately $215.7 million, net of underwriting discounts, commissions and offering expenses.
We believe that our existing capital resources, together with the proceeds from our July 2022 public offering and term loans available or contingently available to us under the Oxford Loan Agreement, will be sufficient to meet our projected operating requirements to the middle of 2025. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned.
Our operations have been financed primarily through the issuance and sale of convertible preferred stock, issuance of common stock and our collaboration with Novartis. During the third quarter of 2021, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may issue and sell up to $150.0 million of shares of common stock from time to time. The issuance and sale of these shares pursuant to the Sales Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. We have not issued any shares pursuant to any at-the-market offerings but may do so at a future date.
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
Cash Flows
Comparison of the six months ended June 30, 2022 and 2021
The following summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(44,894)	$(33,068)
Net cash provided by investing activities	8,026	15,816
Net cash provided by financing activities	10,273	1,562
Net decrease in cash and cash equivalents	$(26,595)	$(15,690)
Cash Used in Operating Activities
Net cash used in operating activities was $44.9 million for the six months ended June 30, 2022 compared to $33.1 million for the six months ended June 30, 2021. The increase in cash used in operating activities of $11.8 million over the prior year is attributable to an increase in the net loss of $12.0 million and the timing of revenue related cash receipts and cash outlay to settle accrued liabilities.
Cash Provided by Investing Activities

Net cash provided by investing activities was $8.0 million for the six months ended June 30, 2022 compared to net cash provided by investing activities of $15.8 million for the same period in 2021. The decrease of $7.8 million is attributable to a significant reduction in the amount of maturities relative to purchases of short-term investments during the period.
Cash Provided by Financing Activities
Net cash provided by financing activities was $10.3 million for the six months ended June 30, 2022 compared to cash provided by financing activities of $1.6 million for the same period in 2021. The increase of $8.7 million is mainly attributable to the cash inflow from entering into a term loan under the Oxford Loan Agreement in May 2022.
Contractual Obligations and Other Commitments
There have been no material changes to our contractual obligations and other commitments as of June 30, 2022, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 other than those associated with the Oxford Loan Agreement as described in Item 1, Note 7, Debt, in this Report.
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
Emerging Growth Company Status and JOBS Act Accounting Election
Based on the market value of our common stock held by our non-affiliates as of June 30, 2021, we were considered a “large accelerated filer” on December 31, 2021 and thus lost, and will not regain, our status as an emerging growth company. Additionally, based on the market value of our common stock held by our non-affiliates as of June 30, 2022 we will be considered a "non-accelerated filer" and “smaller reporting company” on December 31, 2022, and thus will not be subject to accelerated filing deadlines nor the requirements of section 404(b) of the Sarbanes-Oxley Act of 2002.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash, cash equivalents and short-term investments of $163.6 million as of June 30, 2022 which consisted of bank deposits, highly liquid money market funds and short-term investments in U.S. treasury securities, U.S. government agency securities and corporate debt securities. Under the Oxford Loan Agreement, we had a $10.0 million term loan outstanding as of June 30, 2022 which is subject to the movement in interest rates, however the exposure is capped at 2.0%. Due to the short-term maturities of our cash equivalents and short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.
To minimize the risk, we maintain our portfolio of cash equivalents and short-term investments in institutional market funds that are composed of U.S. Treasury and U.S. Treasury-backed repurchase agreements or short-term U.S. Treasury securities, U.S. government agency securities and corporate debt securities. We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein. A hypothetical 10% change in interest rates during the periods presented would not have had a material impact on our condensed financial statements.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We considered our internal controls over financial reporting in regards to the impact of COVID-19 and concluded that our controls continue to operate in a remote environment without material effect on our internal controls over financial reporting.
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

We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing and our collaboration with Novartis. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss was $97.3 million and $41.5 million for the years ended December 31, 2021 and 2020, respectively. As of June 30, 2022, we had an accumulated deficit of $272.7 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be at least several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to further develop and, if approved, market additional potential product candidates.
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
As of June 30, 2022, we had approximately $163.6 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments, together with proceeds from the Oxford Loan Agreement executed in the second quarter of 2022 and the secondary offering in July 2022, will be sufficient to fund our anticipated operating expenses and capital expenditure requirements into the middle of 2025. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We are very early in our clinical development for both PLN-74809 and PLN-1474. Because PLN-74809 is our lead product candidate, if PLN-74809 encounters safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. We have completed various Phase 1 trials of PLN-74809 and have completed enrollment of two Phase 2a trials in IPF, including INTEGRIS-IPF and a PET imaging trial. We are also conducting a Phase 2a PSC trial which is currently enrolling patients. We are also collaborating with Novartis to develop PLN-1474 for liver fibrosis associated with NASH and have completed a Phase 1a SAD/MAD study evaluating PLN-1474 in healthy volunteers. The IND for this candidate was transferred to Novartis in the first quarter of 2021, and Novartis is responsible for all PLN-1474 development, manufacturing, and commercialization activities after the initial development period. All of the risks and uncertainties that apply to PLN-74809 or any candidates that we develop independently apply equally to our collaborator with respect to advancement of PLN-1474. In addition, we also face risks resulting from our reliance on Novartis for development of this candidate. See “Risks Related to Our Reliance on Third Parties.”
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

We completed our Phase 1a clinical trial of our lead product candidate PLN-74809 in healthy volunteers, and, with the exception of a number of reported minor adverse events, the product candidate was observed to be generally well-tolerated across all doses in 71 trial participants. In addition, we recently completed three cohorts of a Phase 2a clinical trial of PLN-74809 in patients with IPF, in which the product candidate was observed to be well-tolerated over a 12-week treatment period in the 67 patients treated with PLN-74809. However, if significant adverse events or other side effects are observed in any of our ongoing or future clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts altogether. In addition, in our ongoing Phase 2a clinical trials, we are evaluating PLN-74809 administered with approved IPF agents. As a result, we may encounter unexpected drug-drug interactions in our planned trials, and may be required to further test these candidates, including in drug-drug interaction studies, which may be expensive, time-consuming and result in delays to our programs.
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
Further, timely enrollment in clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things, pandemics. For example, our clinical trial sites have been affected by the COVID-19 pandemic. Commencement of enrollment of our clinical trials of PLN-74809 in IPF and PSC was delayed. While these trials have resumed patient enrollment, and in some cases completed enrollment, we believe we have experienced and may continue to experience slower than expected enrollment due to the pandemic. Also, while the Phase 1 trial of PLN-1474 has completed, this trial experienced delays due to COVID-19. In addition, after enrollment in these trials, if patients contract COVID-19 during participation in our trials or are subject to isolation or shelter-in-place restrictions, this may cause them to drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols. If patients are unable to follow the trial protocols or if our trial results are otherwise disputed due to the effects of the COVID-19 pandemic or actions taken to mitigate its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.
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
The design or execution of a clinical trial can determine whether its results will support marketing approval, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. We recently completed enrollment of two Phase 2a trials of PLN-74809 in IPF. In the first of these trials, the study is designed to enroll IPF patients and utilize a positron emission tomography, or PET, ligand to measure αvß6 target engagement by PLN-74809 in the lungs post-treatment. The second trial is a six-month and up to 48-week double-blind placebo-controlled trial to evaluate safety, tolerability and PK of a 320mg dose of PLN-74809. It is possible that we may need to amend our clinical trial, which would require us to resubmit our clinical trial protocols to competent authorities and ethics committees for reexamination, and may impact the costs, timing, or successful completion of such clinical trial. In addition, we may desire to test PLN-74809 at doses exceeding those evaluated in our Phase 1a trial and may not be able to do so.
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
Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or foreign regulatory authorities from approving another marketing application for a product that constitutes a similar medicinal product treating the same indication for that marketing exclusivity period, except in limited circumstances. The applicable period is seven years in the United States and ten years in the EEA. The ten year period of market exclusivity in the EEA can be extended by a further two years if the product qualifies for a pediatric extension, but can be reduced to a period of six years if the orphan designation criteria are no-longer met after the fifth year Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, since March 2020 when foreign and domestic inspections were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and resumed inspections in China and India in early 2021. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, the agency has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. Additionally, as of March 18, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with the FDA quality standards. Acknowledging the need for transparency an planning for the resumption of inspection activities, FDA released a roadmap plan in May 2021, and an update in November 2021, to address FDA’s risk-based approach to addressing postponed inspection work and its goal of transitioning back to conducting domestic surveillance inspections as quickly as possible. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. Ongoing surges in COVID-19 case numbers with the emergence of new variants (e.g., the Omicron variant in late 2021) have contributed to interruptions in FDA’s surveillance capabilities. In light of high positivity rates and hospitalizations, FDA made temporary changes in late 2021, including temporarily postponing certain inspection activities from December 29, 2021 to January 19, 2022, and extended to February 4, 2022. Accordingly, during the COVID-19 pandemic, several companies have announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. However, as of February 7, 2022, FDA has resumed conducting domestic surveillance inspections. FDA has also indicated that it may continue to utilize remote regulatory assessments for some of its regulatory oversight activities.
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
Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2037 through 2043, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO, EPO or other relevant foreign patent offices will grant any of these patent applications.
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
In October 2019, we entered into a license and collaboration agreement with Novartis for the development and commercialization of our then preclinical product candidate, PLN-1474, and up to three integrin research targets. In December 2019, we received an upfront license payment of $50.0 million for the worldwide exclusive license to PLN-1474 and have subsequently earned $29.0 million of the $416.0 million developmental, regulatory and commercial milestones under the arrangement. Pursuant to the Novartis Agreement, we expect to receive research and development funding totaling up to $20.0 million for PLN-1474 development services and funding of up to $16.8 million for optional research and development services on the integrin research targets. Additionally, we are eligible to receive tiered royalties, on a product-by-product basis based on annual net sales of products, at percentages ranging from high-single digits to low teens of the applicable licensed products and mid-single digits to high-single digits for any products resulting from the research programs.
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
In December 2019, a novel strain of the coronavirus disease, COVID-19, was identified in Wuhan, China. This virus has spread to a number of countries globally, including the United States. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we significantly limited access to our executive offices with the majority of our administrative employees continuing their work outside of our offices and limited the presence of our staff in the laboratory and in the administrative spaces to levels that adhere to social distancing protocols. As a result of the COVID-19 pandemic, we have experienced disruptions and may continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
•delays or difficulties in commencing enrollment of patients in our clinical trials, including our Phase 2a clinical trials of PLN-74809 in IPF and PSC and our Phase 1 clinical trial of PLN-1474. Following delays in site initiation due to the impacts of COVID-19, our Phase 2a trials of PLN-74809 in IPF completed enrollment and our Phase 2a trial in PSC has resumed active enrollment of patients. With respect to the Phase 1 trial of PLN-1474, the Phase 1 trial site experienced delays due to its location in an area heavily impacted by COVID-19; however, the trial site reopened and completed dosing the remaining cohorts, and the trial was subsequently completed;
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
As of June 30, 2022, we had 110 full-time employees. As our clinical development and commercialization plans and strategies develop, and as we transition into operating as a public company, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:
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
Based on shares outstanding as of June 30, 2022, our executive officers, directors and their affiliates and our principal stockholders beneficially held, in the aggregate, approximately a quarter of our outstanding voting stock. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
We are required to disclose changed made in our internal controls and procedures on a quarterly basis and our management is required to asses the effectiveness of these controls annually. However, based on our aggregate worldwide market value of equity held by non-affiliates as of June 30, 2022, we expect that we will become a "non-accelerated filer," as defined by the SEC, on December 31, 2022. Accordingly, for our Annual Report on Form 10-K for the year ending December 31, 2022, our independent registered public accounting firm will no longer be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management's assessment might not.
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

10.1
Loan and Security Agreement, dated as of May 4, 2022, among Pliant Therapeutics, Inc., as borrower, and Oxford Finance LLC, as collateral agent and lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39303) filed on May 5, 2022).

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
Date: August 8, 2022

PLIANT THERAPEUTICS, INC.

By:	/s/ Bernard Coulie
Bernard Coulie, M.D., Ph.D.
President and Chief Executive Officer

By:	/s/ Keith Cummings
Keith Cummings, M.D., M.B.A.
Chief Financial Officer (Principal Financial Officer)