Form 10-Q
period 2022-09-30
PLIANT THERAPEUTICS, INC.
filed 2022-11-08
CIK 1746473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2022, the registrant had 48,759,419 shares of common stock, $0.0001 par value per share, outstanding.

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
•    The success, cost and timing of our product development activities and clinical trials of our lead product candidate, PLN-74809 (bexotegrast), as well as PLN-1474 and our other product candidates;
•    Our estimates regarding the impact of the COVID-19 pandemic on our business and operations and our ability to manage such impacts;
•    Our or our current or future collaborators' plans to initiate, recruit and enroll patients in, and conduct our clinical trials at the pace that we project;
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
•    The potential benefits of orphan drug and fast track designations for PLN-74809 (bexotegrast);
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
•    Our business is highly dependent on the success of our lead product candidate, PLN-74809 (bexotegrast), as well as PLN-1474 and any other product candidates that we advance into the clinic. All of our product candidates will require significant additional preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially.
•Our approach to drug discovery and development in the area of fibrotic diseases is unproven and may not result in marketable products
•    Clinical development involves a lengthy, complex, and expensive process, with an uncertain outcome.
•    We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of PLN-74809 (bexotegrast) or any other product candidates.
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
•    We may fail to secure a positive recommendation from health technology bodies which will impair the market penetration.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Pliant Therapeutics, Inc.
Condensed Balance Sheets
(Unaudited)
(In thousands, except number of shares and per share amounts)

	September 30, 2022	*December 31, 2021
Assets
Current assets
Cash and cash equivalents	$44,617	$51,665
Short-term investments	315,624	148,931
Accounts receivable	1,482	1,998
Tax credit receivable	83	83
Prepaid expenses and other current assets (Note 5)	4,159	6,764
Total current assets	365,965	209,441
Property and equipment, net	4,799	4,606
Operating lease right-of-use assets	6,020	6,330
Other non-current assets	397	838
Total assets	$377,181	$221,215
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,206	$2,971
Accrued liabilities (Note 6)	20,306	11,991
Lease liabilities, current	$2,649	1,869
Total current liabilities	26,161	16,831
Lease liabilities, non-current	$4,126	5,325
Term loan	$9,900	—
Total liabilities	40,187	22,156
Stockholders’ equity
Common stock, $0.0001 par value; 300,000,000 shares authorized at September 30, 2022 and December 31, 2021; and 48,749,842 and 36,083,301 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively;	5	3
Additional paid-in capital	642,795	414,348
Accumulated deficit	(303,352)	(215,091)
Accumulated other comprehensive loss	(2,454)	(201)
Total stockholders’ equity	336,994	199,059
Total liabilities and stockholders’ equity	$377,181	$221,215
*The condensed balance sheet as of December 31, 2021 has been derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these condensed financial statements

Pliant Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$1,482	$1,610	$7,720	$5,573
Operating expenses:
Research and development	(24,606)	(21,052)	(71,822)	(58,797)
General and administrative	(8,823)	(7,671)	(25,698)	(19,712)
Total operating expenses	(33,429)	(28,723)	(97,520)	(78,509)
Loss from operations	(31,947)	(27,113)	(89,800)	(72,936)
Interest and other income (expense), net	1,332	68	1,539	204
Net loss	$(30,615)	$(27,045)	$(88,261)	$(72,732)
Net loss attributable to common stockholders	$(30,615)	$(27,045)	$(88,261)	$(72,732)
Net loss per share, attributable to common stockholders:
Basic	$(0.65)	$(0.75)	$(2.22)	$(2.03)
Diluted	$(0.65)	$(0.75)	$(2.22)	$(2.03)
Shares used in computing net loss per share attributable to common stockholders:
Basic	46,799,058	35,906,303	39,735,342	35,787,022
Diluted	46,799,058	35,906,303	39,735,342	35,787,022
Comprehensive loss:
Net loss	$(30,615)	$(27,045)	$(88,261)	$(72,732)
Net unrealized loss on short-term investments	$(1,195)	$(10)	$(2,253)	$(8)
Total other comprehensive loss	(1,195)	(10)	(2,253)	(8)
Comprehensive loss	$(31,810)	$(27,055)	$(90,514)	$(72,740)
The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except number of shares and per share amounts)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2021	36,083,301	$3	$414,348	$(201)	$(215,091)	$199,059
Vesting of restricted stock awards	15,606	—	1	—	—	1
Option exercises	63,552	—	51	—	—	51
Stock-based compensation expense	—	—	3,531	—	—	3,531
Net unrealized loss on short-term investments	—	—	—	(749)	—	(749)
Net loss	—	—	—	—	(28,100)	(28,100)
Balance at March 31, 2022	36,162,459	$3	$417,931	$(950)	$(243,191)	$173,793
Vesting of restricted stock awards	6,235	—	1	—	—	1
Option exercises	13,603	—	446	—	—	446
Stock-based compensation expense	—	—	3,403	—	—	3,403
Net unrealized loss on short-term investments	—	—	—	(309)	—	(309)
Net loss	—	—	—	—	(29,546)	(29,546)
Balance at June 30, 2022	36,182,297	$3	$421,781	$(1,259)	$(272,737)	$147,788
Option exercises	135,113	—	808	—	—	808
Stock-based compensation expense	—	—	4,808	—	—	4,808
Net unrealized loss on short-term investments	—	—	—	(1,195)	—	(1,195)
Common stock issued in a public offering, net of offering expenses	12,432,432	2	215,398	—	—	215,400
Net loss	—	—	—	—	(30,615)	(30,615)
Balance at September 30, 2022	48,749,842	$5	$642,795	$(2,454)	$(303,352)	$336,994

The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except number of shares and per share amounts)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2020	35,552,795	$3	$400,918	$(32)	$(117,828)	$283,061
Vesting of restricted stock awards	30,277	—	2	—	—	$2
Option exercises	165,264	—	1,370	—	—	1,370
Stock-based compensation expense	—	—	2,578	—	—	2,578
Net unrealized loss on short-term investments	—	—	—	14	—	14
Net loss	—	—	—	—	(22,856)	(22,856)
Balance at March 31, 2021	35,748,336	$3	$404,868	$(18)	$(140,684)	$264,169
Vesting of restricted stock awards	30,136	—	2	—	—	$2
Option exercises	75,444	—	372	—	—	372
Stock-based compensation expense	—	—	2,280	—	—	2,280
Net unrealized loss on short-term investments	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(22,831)	(22,831)
Balance at June 30, 2021	35,853,916	$3	$407,522	$(30)	$(163,515)	$243,980
Vesting of restricted stock awards	26,791	—	2	—	—	$2
Option exercises	96,587	—	702	—	—	702
Stock-based compensation expense	—	—	2,811	—	—	2,811
Net unrealized loss on short-term investments	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(27,045)	(27,045)
Balance at September 30, 2021	35,977,294	$3	$411,037	$(40)	$(190,560)	$220,440

The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash flows from operating activities
Net loss	$(88,261)	$(72,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,368	1,117
Stock-based compensation expense	11,743	7,669
Non-cash operating lease expense	1,260	863
Other	(264)	914
Changes in operating assets and liabilities:
Accounts receivable	516	7,669
Prepaid expenses and other current assets	2,605	(900)
Other non-current assets	441	(380)
Accounts payable	254	401
Accrued liabilities	8,315	719
Other long-term liabilities	—	—
Operating lease liabilities	(1,369)	(918)
Net cash used in operating activities	(63,392)	(55,578)
Cash flows from investing activities
Purchase of short-term investments	(289,402)	(181,967)
Maturity of short-term investments	120,770	231,244
Purchase of property and equipment	(1,594)	(1,361)
Net cash (used in ) provided by investing activities	(170,226)	47,916
Cash flows from financing activities
Proceeds from issuances of common stock	1,305	2,443
Payment of deferred offering costs	(786)	(432)
Payment of debt issuance costs	(150)	—
Proceeds from term loan	10,000	—
Proceeds from sale of common stock in a public offering, net of expenses	216,201	—
Net cash provided by financing activities	226,570	2,011
Net decrease in cash and cash equivalents	(7,048)	(5,651)
Cash and cash equivalents at beginning of period	51,665	50,882
Cash and cash equivalents at end of period	$44,617	$45,231
Supplemental disclosures of cash flow information:
Cash paid for interest	$332	$—
Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued liabilities	$33	$330
Reclassification of restricted stock awards from liabilities to common stock upon vesting	$—	$7
Deferred offering costs in accounts payable and accrued liabilities	$14	$17
Net unrealized loss (gain) on short-term investments	$2,253	$(8)
Right-of-use assets obtained in exchange for new operating lease liabilities	$950	$—
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
The accompanying condensed balance sheet as of September 30, 2022, condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, condensed statements of cash flows for the nine months ended September 30, 2022 and 2021, and the condensed statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, are unaudited. The balance sheet as of December 31, 2021 was derived from audited financial statements as of and for the year ended December 31, 2021. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022, and the results of its operations and its cash flows for the three and nine months ended September 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2022 and 2021, are also unaudited.
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
Stock-based Compensation
The Company's stock-based equity awards include restricted stock awards, stock options, restricted stock units ("RSUs"), performance-based restricted stock units ("PSUs"), and shares that will be issued under the Company's 2020 Employee Stock Purchase Plan ("ESPP"). Stock-based compensation for awards that are granted to employees is accounted at fair value on the award grant date and the expense is recognized over the period the employee is required to provide service in exchange for the award, which is generally on a straight-line basis over the vesting period of the award. The expense is recorded in either research and development or general and administrative expenses in the statements of operations and comprehensive loss based on the function to which the related services are provided. Forfeitures are accounted for as they occur.
The Company utilizes the Monte Carlo simulation model with significant inputs including volatility, closing price of stock on grant, for estimating the fair value of equity awards with market-based vesting conditions and uses the closing price of common stock on the date of grant for PSUs and RSUs with a performance or service-based vesting condition. The Black-Scholes valuation model is used for estimating the fair value of stock options on the date of grant.

Significant Accounting Policies
There have been no other significant changes to the accounting policies during the three months ended September 30, 2022, as compared to the significant accounting policies described in Note 2 of the "Notes to the Financial Statements" in the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
The Company’s cash equivalent Money Market Funds are classified as Level 1 because they are valued using quoted active market prices. The fair value of the Company’s U.S. Treasury securities, U.S. government agency securities and corporate debt securities are classified as Level 2 because they are valued using observable inputs to quoted market prices other than Level 1 prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency and include U.S. government agency securities, U.S. Treasury securities and corporate debt securities.
There were no assets or liabilities recorded at fair value to the condensed balance sheets using Level 3 inputs as of September 30, 2022 and as of December 31, 2021.
The following tables show the Company’s Money Market Funds, U.S. Treasury securities, U.S. government agency securities and corporate debt securities by significant investment category as of September 30, 2022 and December 31, 2021 (in thousands):

	As of September 30, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Level 1:
Money Market Funds	$12,465	$—	$—	$12,465
Level 2:
U.S. Treasury securities included in cash and cash equivalents and short-term investments	2,469	—	(4)	2,465
U.S. government agency securities included in cash and cash equivalents and short-term investments	25,748	1	(82)	25,667
Corporate debt securities included in cash and cash equivalents and short-term investments	304,832	—	(2,369)	302,463
Total financial assets	$345,514	$1	$(2,455)	$343,060

	As of December 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Level 1:
Money Market Funds	$15,329	$—	$—	$15,329
Level 2:
U.S. government agency securities included in short-term investments	5,003	—	—	5,003
Corporate debt securities included in cash and cash equivalents and short-term investments	163,626	1	(202)	163,425
Total financial assets	$183,958	$1	$(202)	$183,757

The Company may sell certain of its short-term securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.
There were no liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021. The Company evaluates transfers between levels at the end of each reporting period and there have been no transfers between fair value measurement levels during the nine months ended September 30, 2022. In addition, there were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2022 and December 31, 2021.
As of September 30, 2022, the Company had not recorded any impairment related to other-than-temporary declines in the fair value of short-term investments. Short-term investments are considered impaired when a decline in fair value is judged to be other-than-temporary. The Company consults with its investment managers and considers available quantitative and qualitative evidence in evaluating potential impairment of its short-term investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost and its intent and ability to hold the investment.
The Company records interest income and accretion income earned on Money Market Funds and U.S. Treasury, U.S. government agency and corporate debt securities to interest and other income, net in its condensed statement of operations and comprehensive loss.
4. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Computer equipment and software	$30	$22
Laboratory equipment	9,412	7,947
Leasehold improvements	1,638	1,618
Construction-in-progress	104	38
Total property and equipment, gross	11,185	9,625
Less: Accumulated depreciation	(6,386)	(5,019)
Total property and equipment, net	$4,799	$4,606
Depreciation expense for the three months ended September 30, 2022 and 2021 was $0.5 million and $0.4 million, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $1.4 million and $1.1 million, respectively.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Prepaid research and development	2,258	2,819
Prepaid insurance	6	2,585
Prepaid licenses	936	819
Interest receivable	752	385
Other	207	156
Total prepaid expenses and other current assets	4,159	6,764
6. Accrued Liabilities and Other Current Liabilities
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Accrued compensation and benefits	$4,712	$5,216
Accrued research and development expenses	14,689	5,868
Other accrued liabilities	905	907
Total accrued liabilities	$20,306	$11,991
Accrued compensation and benefits consist primarily of accrued bonuses and accrued vacation.

7. Debt
In May 2022, we entered into a term loan facility (the “Oxford Loan Agreement”) with Oxford Finance LLC (the "Lender") for up to $100.0 million. At closing, we entered into a term loan for $10.0 million of an initial $25.0 million tranche, with the remaining $15.0 million available through the end of the year. The Oxford Loan Agreement provides for an additional $75.0 million over three tranches, $50.0 million of which is at our option upon the satisfaction of certain conditions related to the development of PLN-74809 (bexotegrast) and one of our preclinical product candidates, and $25.0 million at the Lender's discretion. In connection with the Oxford Loan Agreement, we granted a security interest in substantially all of our current and future assets. There are no warrants or financial covenants associated with the Oxford Loan Agreement.
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
The estimated fair value of the term loan as of September 30, 2022 was measured using Level 2 and Level 3 inputs and approximates the carrying value recorded to the condensed balance sheet. The effective interest rate for the term loan is 12.45% and interest expense for the three and nine months ended September 30, 2022 was $0.3 million and $0.5 million, respectively. We had no outstanding debt and did not incur interest expense in 2021.

Future maturities of debt as of September 30, 2022 are as follows (in thousands):

As of September 30, 2022
2022	$—
2023	—
2024	—
2025	—
2026	5,455
Thereafter	4,545
Total payments	$10,000
Less: unamortized debt issuance costs	(139)
Accretion of final payment	$39
Total	$9,900

8. Novartis Collaboration and License Agreement (the "Novartis Agreement")
In 2019, we entered into the Novartis Agreement for the development and commercialization of our preclinical product candidate, PLN-1474 and up to three additional integrin research targets. PLN-1474 is an internally discovered small molecule selective inhibitor of integrin αvß1, currently being developed for the treatment of liver fibrosis associated with nonalcoholic steatohepatitis (“NASH”). Pursuant to the agreement, we received an upfront, non-refundable license fee of $50.0 million and were eligible to receive additional payments of $416.0 million contingent upon achievement of specified research, development, regulatory and commercial events and royalties on world-wide net sales thereafter. Additionally, Novartis is funding up to $20.0 million associated with research and development services for PLN-1474 and up to $16.8 million for research and development services on the integrin research targets. As of September 30, 2022, the aggregate unrecognized transaction price of $1.2 million is associated with performance obligations we expect to satisfy in 2022.

In the second quarter of 2022, Novartis exercised their right to opt-in to a research program and secured an exclusive license to compounds associated with an integrin research target, which entitles us to a $4.0 million payment, which was recognized in accounts receivable and revenue for the nine months ended September 30, 2022. Subsequent payment of the $4.0 million was received during the third quarter of 2022. To date, we have received $29.0 million in contingent payments and $387.0 million remain eligible for achievement. No contingent payments were recognized during the three and nine months ended September 30, 2021. Revenues associated with the Novartis Agreement for the three and nine months ended September 30, 2022 were $1.5 million and $7.7 million, respectively, and $1.6 million and $5.6 million for three and nine months ended September 30, 2021, respectively.

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
As of September 30, 2022, we have not exercised our option to further develop any antibody proteins. During the three and nine months ended September 30, 2022, no research and development expenses under the Adimab Agreement were recognized relating to full-time employee costs. The Company recognized costs of nil and $28,000 during the three and nine months ended September 30, 2021.

11. Redeemable Convertible Preferred Stock
Under the Company’s Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”), the Company is authorized to issue two classes of shares: preferred and common stock. The preferred stock may be issued in series, and the Company’s board of directors is authorized to determine the rights, preferences, and terms of each series. These rights preferences and terms could include dividend rights, conversion rights, voting rights, terms of redemptions, liquidation preferences and sinking fund terms. As of September 30, 2022 and December 31, 2021, the Company was authorized to issue 10,000,000 shares of preferred stock and there was no outstanding preferred stock as of September 30, 2022 and December 31, 2021.
12. Common Stock
On July 15, 2022, the Company completed a public offering of 12,432,432 shares of common stock, including the exercise in full of the underwriters' option to purchase 1,621,621 additional shares of common stock. The shares were offered at a price to the public of $18.50 per share, resulting in aggregate proceeds of approximately $215.4 million, net of underwriting discounts, commissions and offering expenses.
As of September 30, 2022 and December 31, 2021, the Company was authorized to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. The common stock has the following rights and privileges:
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
Shares reserved for future issuance

	As of September 30, 2022	As of December 31, 2021
Exercises of outstanding stock option awards	5,474,346	3,620,180
Vesting of RSUs	525,825	—
Vesting of PSUs	709,064	—
Shares of common stock available for future grants under the 2020 Equity Incentive Plan	3,090,672	4,234,213
Shares of common stock available for future issuance under the 2020 ESPP	888,184	613,098
Total shares reserved for future issuance	10,688,091	8,467,491
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
The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options or other awards including stock appreciation rights, restricted stock awards and restricted stock units to the Company’s employees, officers, directors, advisors, and consultants for the purchase of up to 4.2 million shares of the Company’s common stock. In addition, to the extent that awards outstanding under the 2020 Plan or the 2015 Plan are cancelled, forfeited or held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) subsequent to May 2020, the shares of common stock reserved for issuance pursuant to such awards will become available for issuance as shares of common stock under the 2020 Plan. The 2020 Plan provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2020 Plan on January 1 of each year beginning January 1, 2021. The number of shares added each January 1 will be equal to the lesser of: (i) 5% of the outstanding shares on the immediately preceding December 31 or (ii) such amount as determined by the administrator of the 2020 Plan, which is the compensation committee of the board of directors of the Company. As of September 30, 2022, 3.1 million shares remained available for issuance under the 2020 Plan.
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
Equity awards under the 2020 Plan may be granted for periods of up to 10 years and at prices no less than the market price of the Company’s common stock on the date of grant, provided, however, that the exercise price of an incentive stock option granted to a 10.0% shareholder shall not be less than 110.0% of the estimated fair value of the shares on the date of grant and the option is not exercisable after the expiration of five years from the date of grant.
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
The Company accounted for restricted stock awards as early exercised options and recognized a liability in other liabilities when cash was received for the purchase of shares of restricted stock. As shares of restricted stock vested, the Company reclassified the liability to common stock and additional paid in capital. As of September 30, 2022 and December 31, 2021, the Company recorded a liability included in accrued expenses and other liabilities of $0 and $2,000, respectively.
There were no grants of restricted stock awards for the nine months ended September 30, 2022 and 2021.
The following table summarizes restricted stock activity during the nine months ended September 30, 2022:

	Number of Shares	Weighted- Average Grant Date fair value
Outstanding and unvested, as of December 31, 2021	21,841	$2.16
Vested	(21,841)	$2.16
Outstanding and unvested, as of September 30, 2022	—	$—
As of September 30, 2022, there were no unrecognized compensation costs related to restricted stock awards. The aggregate fair value of restricted stock awards vested during the nine months ended September 30, 2022 was $47,000.
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
The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for stock option awards with the following assumptions:

Nine Months Ended September 30,
	2022	2021
Expected volatility	73.78% - 79.53%	74.95% - 76.31%
Risk-free interest rate	1.64% - 3.59%	0.61% - 1.07%
Expected dividend	—	—
Expected term (in years)	5.33 - 6.08	5.44 - 6.08
Underlying common stock fair value	4.92 - 24.23	18.85 - 38.23
The Company granted 229,014 stock options under the 2020 Plan during the three months ended September 30, 2022.
A summary of option activity under the 2015 Plan and the 2020 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	3,620,180	$14.56	8.25	$16,735
Granted	2,343,884	$10.94
Exercised	(126,299)	$4.90
Forfeited	(363,419)	$17.26
Outstanding as of September 30, 2022	5,474,346	$13.05	8.25	$50,755
Exercisable as of September 30, 2022	2,167,500	$11.88	7.38	$23,172
Vested and expected to vest as of September 30, 2022	5,474,346	$13.05	8.25	$50,755

As of September 30, 2022, there was $28.6 million of unrecognized compensation costs that is expected to be recognized over the weighted-average period of 2.62 years related to stock options. Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of September 30, 2022. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2022 was $7.27 per share.
Restricted Stock Units
The service-based condition for restricted stock units ("RSUs") is generally satisfied over two years. The following table sets forth the outstanding RSUs and related activity for the nine months ended September 30, 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding at December 31, 2021	—	—
Granted	525,825	17.43
Forfeited	(2,350)	17.30
Unvested and outstanding at September 30, 2022	523,475	17.43
As of September 30, 2022, the Company had $8.3 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 1.83 years.
Performance-Based Restricted Stock Units
Performance-based restricted stock units ("PSUs") vest upon the achievement of market and performance conditions. Market conditions include the Company's total shareholder return ("TSR") relative to the NASDAQ Biotechnology Index over the term of the award ending on June 30, 2024, and performance conditions consist of multiple clinical development milestones associated with progressing a label-enabling study related to PLN-74809 (bexotegrast). The performance vesting conditions generally must be satisfied with a two-year period and are forfeited if the vesting conditions are not met. Additionally, the number of shares of common stock issued upon vesting will range from 0% to 200% of the PSUs based on achievement of certain targets. The PSUs granted in the three months ended September 30, 2022 were allocated evenly between the market based, TSR, awards and those with performance conditions associated with clinical development milestones. The PSUs with clinical development milestones performance conditions were not considered probable of vesting as of September 30, 2022.
The fair value of PSUs associated with clinical development vesting conditions were determined to be equal to the fair market value of the Company's share price on the date of grant. The fair value of the TSR PSUs were derived from a Monte Carlo simulation model that used the following key assumptions:

Valuation date share price	$17.57
Award term (years)	1.92
Volatility	70.62%
Correlation coefficient	0.3508
Average peer group volatility	79.69%
Average peer group correlation coefficient	0.4397
Risk free interest rate	2.84%
The following table sets forth the outstanding PSUs and related activity for the nine months ended September 30, 2022:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding at December 31, 2021	—	—
Granted*	709,064	23.36
Unvested and outstanding at September 30, 2022*	709,064	23.36
*PSUs granted and outstanding based on target level of achievement of 100%.

As of September 30, 2022, the Company had $15.6 million of unrecognized stock-based compensation expense related to outstanding PSUs expected to be recognized over a remaining weighted-average period of 1.83 years.
Stock-Based Compensation Expense
The following table presents the components and classification of stock-based compensation expense for the Company’s stock-based awards for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock awards	$—	$47	$36	$149
Stock options and ESPP	3,087	2,764	9,986	7,520
Restricted stock units	$800	$—	$800	$—
Performance-based restricted stock units	$921	$—	$921	$—
Total stock-based compensation expense	$4,808	$2,811	$11,743	$7,669
Research and development expenses	$2,999	$915	$6,675	$2,953
General and administrative expenses	$1,809	$1,896	$5,068	$4,716
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
Under the 2020 ESPP, eligible employees may purchase shares of our common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The 2020 ESPP provides for a six-month offering period. At the end of the purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of the fair market value at the beginning of the offering period or 85% of the fair market value at the end of the purchase period, subject to tax limitations on the total value of the purchase. The 2020 ESPP is considered a compensatory plan, and the Company recorded $0.1 million and $0.2 million in stock-based compensation expense for the three and nine months ended September 30, 2022. There was $0.1 million and $0.5 million in stock-based compensation expense attributed to the 2020 ESPP for the three and nine months ended September 30, 2021, respectively. During the nine months ended September 30, 2022, 85,969 shares of common stock were issued under the 2020 ESPP with 888,184 shares remaining available for issuance under the 2020 ESPP. The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for the 2020 ESPP with the following assumptions:

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	0.60% - 3.34%	0.06% - 0.07%
Expected term of options (in years)	0.50	0.50
Expected stock price volatility	63.17% - 82.02%	67.16% - 89.51%
Expected dividends	—	—
14. Income Taxes
For the three and nine months ended September 30, 2022 and 2021, the Company did not record an income tax provision. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax asset will not be realized. As a result, the Company’s effective tax rate will remain at 0% because there are no estimated or discrete items that would impact the tax provision.
Utilization of net operating loss carryforwards and research and development credit carryforwards may be subject to an annual limitation due to limitations under Sections 382 and 383. These annual limitations may result in the expiration of the net operating loss carryforwards and research and development credit carryforwards before utilization. We have performed an analysis under Internal Revenue Code (“IRC”) Sections 382 and 383 to determine the amount of our net operating loss carryforwards and research and development credit carryforwards that will be subject to annual limitation. While we experienced one or more ownership changes prior to September 30, 2022, there are no permanent limitations under IRC Sections 382 and 383 that would reduce the total amount of net operating loss and tax credit carryforwards available to the Company. Subsequent ownership changes may affect the limitation in future years.
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
16. Leases
In February 2018, the Company entered into a non-cancelable lease agreement (the “Lease”) for premises consisting of approximately 32,974 square feet located in South San Francisco, California (the “Premises”). The Company moved into the Premises in July 2018. The Premises is being used for the Company’s corporate headquarters and principal operating facility. The term of the Lease is eighty-four months, which commenced on July 1, 2018. Base rent was abated for the first two months of the lease term and thereafter is $0.2 million per month during the first year of the lease term, with specified annual increases thereafter. The Company paid a refundable security deposit of approximately $0.4 million, which is included in other non-current assets in the condensed balance sheets at September 30, 2022 and December 31, 2021. The Company has the right to extend the lease term by seven years upon written notice not more than twelve months nor less than nine months prior to the expiration of the original lease term, with monthly payments equal to the “fair rental value” as defined in the Lease. The exercise of lease renewal options is at the sole discretion of the Company and is not included in the right-of-use (ROU) asset and lease liability as it is not reasonably certain of exercise. This lease does not contain material variable rent payments, residual value guarantees, covenants, or other restrictions.
In August 2022, the Company entered into a non-cancelable lease agreement for premises consisting of approximately 12,456 square feet located in South San Francisco, California. The premises is being used as additional office space for the Company. The term of the lease is 18 months, which commenced on August 1, 2022. Base rent is $0.1 million per month during the first year of the lease term, with specified annual increases of 3% thereafter. The Company has the right to extend the lease term by three years with monthly payments equal to the market rate of rent. The exercise of lease renewal options is at the sole discretion of the Company and is not included in the right-of-use (ROU) asset and lease liability as it is not reasonably certain of exercise. This lease does not contain material variable rent payments, residual value guarantees, covenants, or other restrictions.
For each of the three months ended September 30, 2022 and 2021, the Company recognized expenses associated with the operating leases of $0.7 million. For the nine months ended September 30, 2022 and 2021, the Company recognized expenses associated with the operating leases of $1.8 million and $1.7 million, respectively. Additionally, the Company incurred variable lease costs of $0.1 million and $0.2 million, and $0.4 million and $0.7 million, for the three and nine months ended September 30, 2022 and 2021, respectively, which is comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance. Short-term lease expense and variable lease payments recorded in operating expenses were immaterial for the three and nine months ended September 30, 2022 and 2021. Cash paid for amounts included in the measurement of operating lease liabilities was $1.9 million for both the nine months ended September 30, 2022 and 2021, respectively.
The undiscounted future non-cancellable lease payments of the Company's operating lease liabilities as of September 30, 2022 were as follows (in thousands):

Quarter ending September 30, 2022:	Operating Lease
2022 (remainder of the year)	$773
2023	3,080
2024	2,422
2025	1,203
2026	—
Total undiscounted lease payments	$7,478
Less: Present value discount	703
Total current operating lease liabilities	$2,649
Total non-current operating lease liabilities	$4,126
The weighted-average remaining lease terms and discount rates related to the Company's operating leases were as follows:

As of September 30, 2022
Weighted-average remaining lease term (in years)	2.50
Weighted-average discount rate	8.2%
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
18. Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of $0.1 million for the three months ended September 30, 2022 and 2021, and $0.6 million and $0.5 million for the nine months ended September 30, 2022 and 2021.

19. Net Loss Per Share Attributable to Common Stockholders
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	Nine Months Ended September 30,
	2022	2021
Options to purchase common stock	5,474,346	3,687,930
Restricted stock units	523,475	—
Restricted stock awards granted and not purchased	—	4,195
Unvested restricted shares	—	37,838
Total	5,997,821	3,729,963
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss per share:
Net loss	$(30,615)	$(27,045)	$(88,261)	$(72,732)
Net loss attributable to common stockholders	$(30,615)	$(27,045)	$(88,261)	$(72,732)
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders:
Basic	46,799,058	35,906,303	39,735,342	35,787,022
Diluted	46,799,058	35,906,303	39,735,342	35,787,022
Net loss per share attributable to common stockholders:
Basic	$(0.65)	$(0.75)	$(2.22)	$(2.03)
Diluted	$(0.65)	$(0.75)	$(2.22)	$(2.03)

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
Overview
We are a clinical stage biopharmaceutical company focused on discovering and developing novel therapies for the treatment of fibrosis and related diseases. Our initial focus is on treating fibrosis by inhibiting integrin-mediated activation of TGF-β. We have applied our deep understanding of fibrosis biology, along with our medicinal chemistry and translational medicine expertise to develop a set of proprietary tools designed to discover and de-risk product candidates quickly and efficiently. Our wholly owned lead product candidate, PLN-74809 (bexotegrast), is an oral, small-molecule, dual selective inhibitor of αvß6 and αvß1 integrins that we are developing for the treatment of idiopathic pulmonary fibrosis, or IPF, and primary sclerosing cholangitis, or PSC. Our development of PLN-74809 (bexotegrast) in both IPF and PSC continues to progress as described in the "Third Quarter and Recent Highlights" section below.
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
Third Quarter and Recent Highlights
PLN-74809 (bexotegrast) Highlights
•The International Nonproprietary Names (INN) Expert Group adopted “bexotegrast” as the unique non-proprietary or generic name for PLN-74809. Going forward, Pliant will use bexotegrast in place of PLN-74809.
•Positive safety and efficacy data from Phase 2a INTEGRIS-IPF trial of PLN-74809 (bexotegrast) in patients with idiopathic pulmonary fibrosis (IPF). PLN-74809 (bexotegrast), at once-daily doses of 40 mg, 80 mg, 160 mg, demonstrated a dose-dependent treatment effect on forced vital capacity (FVC) and quantitative lung fibrosis (QLF) and serum biomarkers of PRO-C3 versus placebo over 12 weeks of treatment. A treatment effect was observed at all three doses tested on top of standard of care therapy and as monotherapy. In addition, PLN-74809 (bexotegrast) was well tolerated over 12 weeks of treatment with no drug related serious adverse events (SAEs) and no treatment discontinuations due to adverse events.
•Positive independent Data Safety Monitoring Board (DSMB) review of the ongoing INTEGRIS-IPF Phase 2a trial. This regularly scheduled DSMB review was held in August after the completion of enrollment of the 320 mg cohort. The DSMB examined the safety data from all patients enrolled, approximately half of whom had completed at least 12 weeks of treatment, and recommended the INTEGRIS-IPF trial continue without modification.
•INTEGRIS-IPF Phase 2a trial of PLN-74809 (bexotegrast) at 320 mg on track for 12-week data readout in early first quarter 2023. This randomized, double-blind, placebo-controlled trial is also evaluating PLN-74809 (bexotegrast) at a once daily dose of 320 mg administered for at least six months and up to 48 weeks in approximately 28 patients with IPF. The trial will evaluate primary and secondary endpoints of safety, tolerability, and pharmacokinetics. Exploratory efficacy endpoints will include effect on FVC and QLF imaging as well as biomarkers. Trial enrollment was completed in the second quarter of 2022 with interim 12-week data expected early in the first quarter of 2023 and 24-week data expected in the first half of 2023.
•Positive independent DSMB review of the ongoing INTEGRIS-PSC Phase 2a trial of PLN-74809 (bexotegrast) in patients with primary sclerosing cholangitis (PSC). This regularly scheduled DSMB review was held in October to examine the safety data from all patients enrolled. The DSMB recommended the INTEGRIS-PSC trial continue without modification. Topline data from this trial is expected in the third quarter of 2023.
Early-Stage Development Programs
•Oncology program is completing Investigational New Drug (IND) enabling activities. Based on encouraging preclinical data generated to date, the Company is prioritizing the oncology program as the next program to enter clinical development. IND application submission is expected by the end of 2022.
•Muscular dystrophy program progressing through IND enabling activities. IND application submission is expected in 2023.
Corporate Highlights
•Closing of underwritten public offering of $230 million in common stock. The Company closed a public offering yielding $215.4 million in net proceeds to the Company, which included the underwriter’s exercise in full of their option to purchase additional shares. Pliant intends to use the net proceeds from the offering, together with its existing cash, cash equivalents and investments, to develop its ongoing and future preclinical and clinical programs including PLN-74809 (bexotegrast), further develop its integrin targeting platform, to fund working capital, operating expenses and capital expenditures, and for other general corporate purposes.
•Appointment of Dr. Katharine Knobil to the Company’s Board of Directors. Dr. Knobil brings over 20 years of clinical development and medical affairs expertise from strategic leadership roles from across the globe to the Company. Dr. Knobil currently serves as the Chief Medical Officer at Agilent Technologies, Inc.
Since inception, we have had significant operating losses. Our net loss was $30.6 million and $88.3 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, we had an accumulated deficit of $303.4 million and cash, cash equivalents and short-term investments of $360.2 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase in connection with our ongoing activities, as we:
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
Components of Operations
Revenue
We have not generated any revenue from product sales and do not expect to do so in the near future. Our revenue to date is derived from a Collaboration and License Agreement with Novartis (the "Novartis Agreement") that was executed in 2019. The Novartis Agreement is for the development and commercialization of PLN-1474 and up to three additional integrin research targets. Under the terms of the Novartis Agreement, we received an upfront license fee payment of $50.0 million for the worldwide, exclusive license to PLN-1474 and an additional $25.0 million upon first-patient dosed in our Phase 1 trial of PLN-1474 in the first quarter of 2020. In the second quarter of 2022 we recognized a $4.0 million target validation fee as Novartis exercised their right to opt-in to a research program and secured an exclusive license to compounds associated with an integrin research target. We are eligible to receive additional milestone payments of up to $387.0 million in total, if defined developmental, regulatory and commercialization milestones are achieved, and tiered royalties on a product-by-product basis based on annual nets sales of products. Additionally, Novartis is providing up to $20.0 million and up to $16.8 million in funding for research and development activities associated with PLN-1474 and integrin research targets, respectively. As of September 30, 2022, we estimate an additional $1.2 million of aggregate research and development funding will be utilized over the effective term of the agreement.
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
Financial Operations Overview
Comparison of the three months ended September 30, 2022 and 2021 (in thousands)

	Three Months Ended September 30,
	2022	2021	$ Change
Revenue	$1,482	$1,610	$(128)
Operating expenses:
Research and development	(24,606)	(21,052)	(3,554)
General and administrative	(8,823)	(7,671)	(1,152)
Total operating expenses	(33,429)	(28,723)	(4,706)
Loss from operations	(31,947)	(27,113)	(4,834)
Interest and other income (expense), net	1,332	68	1,264
Net loss	$(30,615)	$(27,045)	$(3,570)

Revenue
Revenue was $1.5 million for the three months ended September 30, 2022 compared to $1.6 million for the three months ended September 30, 2021. The decrease of $0.1 million is attributable to lower research and development services revenue associated with the Novartis Agreement.
Research and development expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change
Employee-related expenses	$7,303	$4,774	$2,529
Outside and consulting services for preclinical studies and research and development activities by third-party contract organizations	3,958	3,439	519
Clinical trials expenses	8,645	9,960	(1,315)
Depreciation of lab equipment and costs of equipment and supplies	1,341	1,282	59
Facilities and other allocated expenses	3,328	1,584	1,744
Technology and intellectual property licenses	31	13	18
Total research and development expenses	$24,606	$21,052	$3,554
Research and development expenses for the three months ended September 30, 2022 was $24.6 million compared to $21.1 million for the three months ended September 30, 2021. The increase of $3.6 million is primarily attributable to employee-related expenses, driven by headcount, salaries and stock-based compensation expense and facilities and other allocated charges. These costs were partially offset by a decrease in clinical trial expenses as significant Phase 1 studies were completed prior to the third quarter of 2022.
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
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2022 was $8.8 million compared to $7.7 million for the three months ended September 30, 2021. The increase of $1.1 million is primarily attributable to employee-related costs, driven by salaries and stock-based compensation expense, consulting and other professional services expense, and charitable contributions to support academic research associated with fibrosis.
We expect our general and administrative expenses to increase for the foreseeable future as we continue to build our administrative function to support our growth in operations.

Interest and Other Income (Expense), net
Interest and other income (expense), net for the three months ended September 30, 2022 was $1.3 million compared to $68,000 for the three months ended September 30, 2021. The increase of $1.2 million resulted from higher interest income due to increased yields and an increase in short-term investments due recent financing activities, which was partially offset by interest expense associated with the term loan issued under the Oxford Loan Agreement that was executed in the second quarter 2022.

Comparison of the nine months ended September 30, 2022 and 2021 (in thousands)

	Nine Months Ended September 30,
	2022	2021	$ Change
Revenue	$7,720	$5,573	$2,147
Operating expenses:
Research and development	(71,822)	(58,797)	(13,025)
General and administrative	(25,698)	(19,712)	(5,986)
Total operating expenses	(97,520)	(78,509)	(19,011)
Loss from operations	(89,800)	(72,936)	(16,864)
Interest and other income (expense), net	1,539	204	1,335
Net loss	$(88,261)	$(72,732)	$(15,529)

Revenue
Revenue was $7.7 million for the nine months ended September 30, 2022 compared to $5.6 million for the nine months ended September 30, 2021. The increase of $2.1 million is attributable to the recognition of a $4.0 million research target validation fee in the second quarter of 2022 which was partially offset by lower research and development services revenue, in each case, associated with the Novartis Agreement.
Research and development expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change
Employee-related expenses	$19,770	$15,087	$4,683
Outside and consulting services for preclinical studies and research and development activities by third-party contract organizations	20,770	9,666	11,104
Clinical trials expenses	19,956	25,304	(5,348)
Depreciation of lab equipment and costs of equipment and supplies	4,377	4,302	75
Facilities and other allocated expenses	6,882	4,404	2,478
Technology and intellectual property licenses	67	34	33
Total research and development expenses	$71,822	$58,797	$13,025
Research and development expenses for the nine months ended September 30, 2022 was $71.8 million compared to $58.8 million for the nine months ended September 30, 2021. The increase of $13.0 million is primarily attributable to third-party costs incurred for the advancement of preclinical programs, notably manufacturing related activities, and employee-related expenses, driven by headcount, salaries and stock-based compensation expense. These increases were partially offset by a reduction in clinical trial expenses of $5.3 million resulting from the completion of certain Phase 1 trials prior to 2022.
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
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2022 was $25.7 million compared to $19.7 million for the nine months ended September 30, 2021. The increase of $6.0 million is primarily attributable to employee-related costs, driven by salaries and stock-based compensation expense, consulting and other professional services expense, and charitable contributions to support academic research associated with fibrosis.
We expect our general and administrative expenses to increase for the foreseeable future as we continue to build our administrative function to support our growth in operations.
Interest and Other Income (Expense), net
Interest and other income (expense), net for the nine months ended September 30, 2022 was $1.5 million compared to $0.2 million for the nine months ended September 30, 2021. The increase of $1.3 million resulted from higher interest income due to increased yields and an increase in short-term investments due recent financing activities, which was partially offset by interest expense associated with the term loan issued under the Oxford Loan Agreement that was executed in the second quarter 2022.
Liquidity and Capital Resources
Overview
As of September 30, 2022, we had $360.2 million of cash, cash equivalents and short-term investments. Our short-term investments consist of U.S. Treasury securities, U.S. Government agency securities and highly rated, investment-grade corporate debt securities.
In May 2022 we entered into a Loan and Security Agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (or "Oxford"). In October 2022, we amended the Oxford Loan Agreement, extending the time period available to draw on the first two tranches to mid-February 2023. Upon closing of the Oxford Loan Agreement, we drew $10.0 million and we have access to draw an additional $40.0 million through mid-February 2023. A further $50.0 million may become available to us, $25.0 million upon the achievement of a pre-determined development milestone and $25.0 million at Oxford's discretion.
In July 2022, we completed an underwritten public offering of 12,432,432 shares of common stock, including the exercise in full of the underwriters' option to purchase 1,621,621 additional shares of common stock. The shares were offered at a price to the public of $18.50 per share, resulting in aggregate proceeds of approximately $215.4 million, net of underwriting discounts, commissions and offering expenses.
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
•the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration, or FDA, and other comparable foreign regulatory authorities including but not limited to the European Medicines Agency (EMA), the UK Medicines and Healthcare prodcuts Regulatory Agency (MHRA);
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
•the cost and timing of achieving favourable pricing and reimbursement agreements with the pricing authorities in each market of interest, including of securing a positive recommendation after undergoing a health technology assessment by health technology authorities;
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
Cash Flows
Comparison of the nine months ended September 30, 2022 and 2021
The following summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(63,392)	$(55,578)
Net cash (used in) provided by investing activities	(170,226)	47,916
Net cash provided by financing activities	226,570	2,011
Net decrease in cash and cash equivalents	$(7,048)	$(5,651)
Cash Used in Operating Activities

Net cash used in operating activities was $63.4 million for the nine months ended September 30, 2022 compared to $55.6 million for the nine months ended September 30, 2021. The increase in cash used in operating activities of $7.8 million over the prior year is attributable to an increase in the net loss of $15.5 million, the timing of revenue related cash receipts and cash outlay to settle accrued liabilities.
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was $170.2 million for the nine months ended September 30, 2022 compared to net cash provided by investing activities of $47.9 million for the same period in 2021. The increase in cash used by investing activities of $218.1 million is attributable to a significant purchase of short-term investments following the Company's financing activities in 2022 coupled with a reduction in maturities or short-term investments as compared to 2021.
Cash Provided by Financing Activities
Net cash provided by financing activities was $226.6 million for the nine months ended September 30, 2022 compared to cash provided by financing activities of $2.0 million for the same period in 2021. The increase of $224.6 million is mainly attributable to net proceeds from the Company's public offering of common stock of $215.4 million as well as cash inflows from entering into a term loan under the Oxford Loan Agreement in May 2022.
Contractual Obligations and Other Commitments
There have been no material changes to our contractual obligations and other commitments as of September 30, 2022, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 other than those associated with the Oxford Loan Agreement as described in Item 1, Note 7, Debt, and entering into an additional office lease agreement in August 2022 as described in Item 1, Note 16, Leases, in this Report.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash, cash equivalents and short-term investments of $360.2 million as of September 30, 2022 which consisted of bank deposits, highly liquid money market funds and short-term investments in U.S. treasury securities, U.S. government agency securities and corporate debt securities. Under the Oxford Loan Agreement, we had a $10.0 million term loan outstanding as of September 30, 2022 which is subject to the movement in interest rates, however the exposure is capped at 2.0%. Due to the short-term maturities of our cash equivalents and short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2022, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We considered our internal controls over financial reporting in regards to the impact of COVID-19 and concluded that our controls continue to operate in a remote environment without material effect on our internal controls over financial reporting.
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
We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing and our collaboration with Novartis. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss was $97.3 million and $41.5 million for the years ended December 31, 2021 and 2020, respectively. As of September 30, 2022, we had an accumulated deficit of $303.4 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be at least several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to further develop and, if approved, market additional potential product candidates.
We expect to continue to incur significant losses for the foreseeable future, and we anticipate that our expenses will increase substantially if, and as, we:
•advance our lead product candidate, PLN-74809 (bexotegrast), and our other product candidates through clinical development, and, if successful, later-stage clinical trials;
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
Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our planned clinical trials of PLN-74809 (bexotegrast) and any future product candidates that we may develop, seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. We also expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, or eliminate one or more of our research and drug development programs or future commercialization efforts.
As of September 30, 2022, we had approximately $360.2 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments, together with proceeds from the Oxford Loan Agreement executed in the second quarter of 2022 and the secondary offering in July 2022, will be sufficient to fund our anticipated operating expenses and capital expenditure requirements into the middle of 2025. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
•the ability to and timing of achieving a favorable pricing and reimbursement decision by the pricing authorities in the markets of interest;
•the ability to secure a position recommendation following the health technology assessment by the health technology bodies in the relevant market;
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
•our ability to secure a proper pricing and reimbursement for the products authorized and a positive recommendation by health technology bodies;
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
Our business is highly dependent on the success of our lead product candidate, PLN-74809 (bexotegrast), as well as PLN-1474 and any other product candidates that we advance into the clinic. All of our product candidates will require significant additional preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially.
We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We are very early in our clinical development for both PLN-74809 (bexotegrast) and PLN-1474. Because PLN-74809 (bexotegrast) is our lead product candidate, if PLN-74809 (bexotegrast) encounters safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. We have completed various Phase 1 trials of PLN-74809 (bexotegrast) and have completed enrollment of two Phase 2a trials in IPF, including INTEGRIS-IPF and a PET imaging trial. We are also conducting a Phase 2a PSC trial which is currently enrolling patients. We are also collaborating with Novartis to develop PLN-1474 for liver fibrosis associated with NASH and have completed a Phase 1a SAD/MAD study evaluating PLN-1474 in healthy volunteers. The IND for this candidate was transferred to Novartis in the first quarter of 2021, and Novartis is responsible for all PLN-1474 development, manufacturing, and commercialization activities after the initial development period. All of the risks and uncertainties that apply to PLN-74809 (bexotegrast) or any candidates that we develop independently apply equally to our collaborator with respect to advancement of PLN-1474. In addition, we also face risks resulting from our reliance on Novartis for development of this candidate. See “Risks Related to Our Reliance on Third Parties.”
Before we can generate any revenue from sales of our lead product candidate, PLN-74809 (bexotegrast), or any of our other product candidates, we must undergo additional preclinical and clinical development, regulatory review, and approval in one or more jurisdictions. In addition, if one or more of our product candidates are approved, we must ensure access to sufficient commercial manufacturing capacity and conduct significant marketing efforts in connection with any commercial launch. These efforts will require substantial investment, and we may not have the financial resources to continue development of our product candidates.
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
•failure to secure an adequate pricing and reimbursement and / or a positive health technology assessment;
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
To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, the general approach for FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. A product candidate can fail at any stage of testing, even after observing promising signals of activity in earlier preclinical studies or clinical trials. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support further clinical development of PLN-74809 (bexotegrast) or any of our other product candidates. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:
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
We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of PLN-74809 (bexotegrast) or any other product candidates.
We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that could delay or prevent our ability to receive marketing approval or commercialize PLN-74809 (bexotegrast) or any other product candidates, including:
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
We completed our Phase 1a clinical trial of our lead product candidate PLN-74809 (bexotegrast) in healthy volunteers, and, with the exception of a number of reported minor adverse events, the product candidate was observed to be generally well-tolerated across all doses in 71 trial participants. In addition, we recently completed three cohorts of a Phase 2a clinical trial of PLN-74809 (bexotegrast) in patients with IPF, in which the product candidate was observed to be well-tolerated over a 12-week treatment period in the 67 patients treated with PLN-74809 (bexotegrast). However, if significant adverse events or other side effects are observed in any of our ongoing or future clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts altogether. In addition, in our ongoing Phase 2a clinical trials, we are evaluating PLN-74809 (bexotegrast) administered with approved IPF agents. As a result, we may encounter unexpected drug-drug interactions in our planned trials, and may be required to further test these candidates, including in drug-drug interaction studies, which may be expensive, time-consuming and result in delays to our programs.
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
For example, we are initially developing PLN-74809 (bexotegrast) for the treatment of IPF and PSC, each of which is an orphan indication. In the United States, IPF is estimated to affect approximately 140,000 patients, while PSC is estimated to affect approximately 30,000 to 45,000 patients. As a result, we may encounter difficulties enrolling subjects in our clinical trials of PLN-74809 (bexotegrast) due, in part, to the small size of these patient populations. Moreover, our Phase 2a PET imaging IPF trial is being conducted at a single site, which could limit the availability of IPF patients at the site and may slow enrollment in that specific trial. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.
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

The design or execution of a clinical trial can determine whether its results will support marketing approval, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. We recently completed enrollment of two Phase 2a trials of PLN-74809 (bexotegrast) in IPF. In the first of these trials, the study is designed to enroll IPF patients and utilize a positron emission tomography, or PET, ligand to measure αvß6 target engagement by PLN-74809 (bexotegrast) in the lungs post-treatment. The second trial is a six-month and up to 48-week double-blind placebo-controlled trial to evaluate safety, tolerability and PK of a 320mg dose of PLN-74809 (bexotegrast). It is possible that we may need to amend our clinical trial, which would require us to resubmit our clinical trial protocols to competent authorities and ethics committees for reexamination, and may impact the costs, timing, or successful completion of such clinical trial. In addition, we may desire to test PLN-74809 (bexotegrast) at doses exceeding those evaluated in our Phase 1a trial and may not be able to do so.
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
Although we have received U.S. orphan drug designation for PLN-74809 (bexotegrast) for IPF and PSC indications and EEA orphan drug designation for PLN-74809 (bexotegrast) for PSC, we may be unable to obtain and maintain orphan drug designation for our other product candidates and, even if we obtain such designation, we may not be able to realize the benefits of such designation, including potential marketing exclusivity of our product candidates, if approved.
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
Although we have received U.S. orphan drug designation for PLN-74809 for IPF and PSC and EEA orphan drug designation for PLN-74809 (bexotegrast) for PSC, the designation of any of our product candidates as an orphan drug does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates.
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
We may seek Fast Track designation for one or more of our future product candidates. In April 2022, PLN-74809 (bexotegrast) received Fast Track designation for the treatment of IPF. If a drug product is intended for the treatment of a serious or life-threatening disease or condition and it demonstrates the potential to address unmet medical needs for such a disease or condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. We may seek Fast Track designation for our product candidates, but there is no assurance that the FDA will grant this designation to any of our proposed product candidates. Marketing applications submitted by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing licensure by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or licensure compared to conventional FDA procedures or pathways and receiving a Fast Track designation does not provide assurance of ultimate FDA licensure. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.
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
Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We will need to obtain additional insurance for clinical trials as PLN-74809 (bexotegrast) continues clinical development and as additional product candidates enter the clinic. However, we may be unable to obtain, or may obtain on unfavorable terms, clinical trial insurance in amounts adequate to cover any liabilities from any of our clinical trials. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.
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
Mergers and acquisitions in the biopharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, more convenient or less expensive than any products that we may develop. Furthermore, products currently approved for other indications could be discovered to be effective treatments of fibrosis as well, which could give such products significant regulatory and market timing advantages over PLN-74809 (bexotegrast) or other product candidates that we may identify. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete and we may not be successful in marketing any product candidates we may develop against competitors. The availability of competitive products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.
Risks Related to Marketing, Reimbursement, Healthcare Regulations and Ongoing Regulatory Compliance
Even if a product candidate we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
Even if PLN-74809 (bexotegrast) or any other product candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients and third-party payors. In addition, the availability of coverage by third-party payors may be affected by existing and future health care reform measures designed to reduce the cost of health care. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable.
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
•the ability to obtain sufficient third-party coverage and adequate reimbursement and a positive recommendation by health technology bodies; and
•the prevalence and severity of any side effects.
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
In the United States, but also outside the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors.
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
A primary trend in the United States and European health care industry is toward cost containment, as government authorities, third-party payors, and others have attempted to control costs by limiting coverage and the amount of reimbursement available for certain treatments. Such third-party payers, including Medicare, may question the coverage of, and challenge the prices charged for medical products, and many third-party payers limit coverage and reimbursement for newly approved health care products. Moreover, reimbursement, if available, may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers, by any future laws limiting drug prices. If we are unable to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payers for any approved products that we develop there could be a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.
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
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs, as detailed in Part I, Item 1 – Business – Government Regulation – Current and Future Healthcare Reform Legislation in our annual Report on Form 10-K for the year ended December 31, 2021. Most recently, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the Inflation Reduction Act of 2022 imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation beginning in 2023; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap benefit annual out-of-pocket spending at $2,000, with new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services
We cannot predict the likelihood, nature, or extent of health reform initiatives that may arise from future legislation or administrative action. However, we expect these initiatives to increase pressure on drug pricing. Further, certain broader legislation that is not targeted to the health care industry may nonetheless adversely affect our profitability. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.
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
We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of drugs is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. Furthermore, in many European countries (including the UK), effective access to the market depends on whether the product obtains a positive recommendation from the relevant health technology assessment body. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.
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
Payments made to physicians in certain EU Member States and more generally throughout Europe (including in the UK) and other countries must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
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
•it is possible that others may circumvent our owned or in-licensed patents or regulatory intellectual property rights such as our data protection, orphan market exclusivity and others;
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
In connection with our efforts to expand our pipeline of product candidates, we may enter into certain licenses or other collaboration agreements in the future pertaining to the in-license of rights to additional candidates. Such agreements may impose various diligence, milestone payment, royalty, insurance, or other obligations on us, subject to antitrust law restrictions. If we fail to comply with these obligations, our licensor or collaboration partners may have the right to terminate the relevant agreement, in which event we would not be able to develop or market the products covered by such licensed intellectual property.
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
We rely on a sole supplier for the manufacture of PLN-74809 (bexotegrast). If this sole supplier is unable to supply to us in the quantities we require, or at all, or otherwise defaults on its supply obligations to us, we may not be able to obtain alternative supplies from other suppliers on acceptable terms, in a timely manner, or at all. We also do not have long-term supply agreements with any of our suppliers. Our current contracts with certain suppliers may be canceled or not extended by such suppliers and, therefore, do not afford us with protection against a reduction or interruption in supplies. Moreover, in the event any of these suppliers breach their contracts with us, our legal remedies associated with such a breach may be insufficient to compensate us for any damages we may suffer.
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
In December 2019, a novel strain of the coronavirus disease, COVID-19, was identified in Wuhan, China. This virus has spread to a number of countries globally, including the United States. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we significantly limited access to our executive offices with the majority of our administrative employees continuing their work outside of our offices and limited the presence of our staff in the laboratory and in the administrative spaces to levels that adhere to social distancing protocols. As a result of the COVID-19 pandemic, we have experienced disruptions and may continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
•delays or difficulties in commencing enrollment of patients in our clinical trials, including our Phase 2a clinical trials of PLN-74809 (bexotegrast) in IPF and PSC and our Phase 1 clinical trial of PLN-1474. Following delays in site initiation due to the impacts of COVID-19, our Phase 2a trials of PLN-74809 (bexotegrast) in IPF completed enrollment and our Phase 2a trial in PSC has resumed active enrollment of patients. With respect to the Phase 1 trial of PLN-1474, the Phase 1 trial site experienced delays due to its location in an area heavily impacted by

COVID-19; however, the trial site reopened and completed dosing the remaining cohorts, and the trial was subsequently completed;
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
The COVID-19 pandemic continues to rapidly evolve and new variants of the virus continue to emerge. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. The foregoing disruptions, and other continued disruptions to our business in connection with the COVID-19 pandemic, could have a material adverse impact on our business, financial condition or results of operations. In addition, the COVID-19 pandemic heightens many of the other risks and uncertainties discussed herein.
We may encounter difficulties in managing our growth, which could adversely affect our operations.
As of September 30, 2022, we had 114 full-time employees. As our clinical development and commercialization plans and strategies develop, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, maintaining and motivating additional employees;
•managing our development and commercialization efforts effectively, including the clinical and FDA review process for PLN-74809 (bexotegrast) and any other product candidates, while complying with our contractual obligations to contractors and other third parties; and
•improving our operational, financial and management controls, reporting systems and procedures.
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
If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize PLN-74809 (bexotegrast) or any other product candidates and, accordingly, may not achieve our research, development and commercialization goals.
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
As of December 31, 2021, we had net operating loss carryforwards for U.S. federal and state income tax purposes of $184.7 million and $183.0 million, respectively, some of which will begin to expire in 2035. As of December 31, 2021, we also had available tax credit carryforwards for U.S. federal income tax purposes of $14.1 million, which begin to expire in 2036, and state income tax purposes of $4.1 million, which can be carried forward indefinitely. Under Section 382 of the Internal Revenue Code, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50 percentage points within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. We have performed an analysis under Internal Revenue Code Sections 382 and 383 to determine the amount of our net operating loss carryforwards and research and development credit carryforwards that will be subject to annual limitation. This analysis concluded that we have experienced one or more such ownership changes prior to September 30, 2022, and the Company’s net operating losses and tax credit carryforwards generated prior to the identified ownership changes are subject to no permanent limitation under Sections 382 or 383. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in our stock ownership. Any such limitation could have a material adverse effect on our results of operations in future years. Our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. Net operating losses generated after December 31, 2017 are not subject to expiration, but may not be carried back to prior taxable years, except that net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years. Additionally, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any taxable year beginning after December 31, 2020.
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Report, these factors include:
•the commencement, enrollment or results of our current Phase 2a clinical trials of PLN-74809 (bexotegrast) and any other clinical trials for our product candidates conducted by us or our collaborators;
•any delay in identifying and advancing a clinical candidate for our other development programs;
•any delay in our regulatory filings for PLN-74809 (bexotegrast) or our other product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•adverse results or delays in future clinical trials;
•our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•adverse regulatory decisions, including failure to receive regulatory approval of PLN-74809 (bexotegrast) or any other product candidate;
•changes in laws or regulations applicable to PLN-74809 (bexotegrast) or any other product candidate, including but not limited to clinical trial requirements for approvals;
•adverse developments concerning our manufacturers;
•our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•our inability to establish collaborations, if needed;
•our failure to commercialize our product candidates, if approved;
•additions or departures of key scientific or management personnel;
•unanticipated serious safety concerns related to the use of PLN-74809 (bexotegrast) or any other product candidate;
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

In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including as a result of the COVID-19 pandemic, the Russian invasion of Ukraine and rising inflationary pressures. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.
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
Based on shares outstanding as of September 30, 2022, our executive officers, directors and their affiliates and our principal stockholders beneficially held, in the aggregate, approximately a quarter of our outstanding voting stock. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
In addition to our operations in the United States, which may be subject to healthcare and other laws relating to the privacy and security of health information and other personal data, we may seek to conduct clinical trials in the EEA and may become subject to additional EEA data privacy laws, regulations and guidelines. The General Data Protection Regulation, (EU) 2016/679, or EU GDPR, became effective on May 25, 2018, and deals with the collection, use, storage, disclosure, transfer or other processing of personal data, including personal health data, regarding individuals in the EEA. The EU GDPR imposes a broad range of strict requirements on companies subject to the EU GDPR, including requirements relating to having legal bases for processing personal data (i.e., data relating to identified or identifiable individuals) and transferring such personal data outside the EEA, including to the United States, and providing details to those individuals regarding the processing of their personal data, keeping personal data secure, having data processing agreements with third parties who process personal data on our behalf, responding to individuals’ requests to exercise their rights in respect of their personal data, reporting certain security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments and record-keeping. Further, national laws of member states of the EU may deviate from the EU GDPR, including in the context of clinical trails, and impose different obligations from country to country, so that currently we do not expect to operate in a uniform legal landscape in the EEA. In particular, as it relates to processing and transfer of genetic data and health data, the EU GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty.
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
The EU GDPR also prohibits the transfer of personal data from the EEA to the United States and most other countries that are not recognized as having “adequate” data protection laws by the European Commission unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards allowing U.S. companies to import personal data from the EEA had been certification to the EU-U.S. Privacy Shield framework administered by the U.S. Department of Commerce. However, the European Court of Justice, or the ECJ, issued a decision in July 2020 which invalidated the EU-U.S. Privacy Shield framework for international transfers (Schrems II) and imposed further restrictions on the use of standard contractual clauses (SCCs) including, a requirement for companies to carry out a transfer privacy impact assessment, which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under the SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EU. Following that decision, the Swiss Federal Data Protection and Information Commissioner (FDPIC) took a similar view and considered that data transfers based on the Swiss-U.S. Privacy Shield framework are no longer lawful (despite the fact that Schrems II is not directly applicable in Switzerland (unless the Swiss based company is subject to the EU GDPR) and the Swiss-U.S. Privacy Shield has not been officially invalidated).
Further, the European Commission published new EU SCCs in June 2021, which place onerous obligations on the contracting parties. Therefore, until recently,, there were few, if any, viable alternatives to the SCCs. However, on 7 October 2022, the U.S. President introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework which will act as a successor to the invalidated Privacy Shield. If approved by the European Commission and implemented, the agreement will facilitate the transatlantic flow of personal data and provide an alternative data transfer mechanism (in addition to SCCs and Binding Corporate Rules) for companies transferring personal data from the EU to the U.S. However, before parties rely on the new Framework, there are still legislative and regulatory steps that must be undertaken both in the U.S. and in the EU. Therefore, at present the new EU SCCs are still the primary safeguard available for personal data transfers from the EU to the U.S. As such, the current legal position could restrict our activities in the EEA/Switzerland, limit our ability to provide our products and services in the EEA/Switzerland, and/or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EEA/Switzerland to the United States.

Following the UK’s departure from the EU (Brexit), the EU GDPR’s data protection obligations continue to apply to the UK in substantially unvaried form under the so-called “UK GDPR”. The UK GDPR exists alongside the UK Data Protection Act 2018 which implements certain derogations in the UK GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should be noted that the UK GDPR also prohibits the transfer of personal data from the UK to other countries that are not recognized as having “adequate” data protection laws, including the U.S., in a similar manner to the EU. In addition, the UK Government has published its own form of SCCs, known as the International Data Transfer Agreement (IDTA) and International Data Transfer Addendum (UK Addendum) to the new EU SCCs. The UK Information Commissioner’s Office (ICO) may also publish its version of the transfer impact assessment and revised guidance on international transfers, though it is unclear when this may take place. In terms of international data transfers between the UK and US, it is understood that the UK and the US is negotiating an adequacy agreement.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials costlier to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, including due to the impact of the COVID-19 pandemic, the Russian invasion of Ukraine and rising inflationary pressures, and rising interest rates could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our suppliers, some of which are located outside of the United States, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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

3.2
Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39303) filed on September 14, 2022).

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
Date: November 8, 2022

PLIANT THERAPEUTICS, INC.

By:	/s/ Bernard Coulie
Bernard Coulie, M.D., Ph.D.
President and Chief Executive Officer

By:	/s/ Keith Cummings
Keith Cummings, M.D., M.B.A.
Chief Financial Officer (Principal Financial Officer)