Form 10-K
period 2022-12-31
PLIANT THERAPEUTICS, INC.
filed 2023-03-09
CIK 1746473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-39303
_____________________________________________
PLIANT THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in Its Charter)
_____________________________________________

Delaware			47-4272481
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)
260 Littlefield Avenue
South San Francisco	,	CA	94080
(Address of Principal Executive Offices)			(Zip Code)
Registrant’s telephone number, including area code: (650) 481-6770
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $0.0001 per share	PLRX	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2022, was $281,511,770.
The number of shares of Registrant’s Common Stock outstanding as of March 5, 2023 was 58,939,667.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K

i

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
•The success, cost and timing of our product development activities and clinical trials of our lead product candidate, bexotegrast (PLN-74809), as well as PLN-1474 and our other product candidates;
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
•The potential benefit of orphan drug and fast track designations for bexotegrast;
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
•Our business is highly dependent on the success of our lead product candidate, bexotegrast, as well as PLN-1474 and any other product candidates that we advance into the clinic. All of our product candidates will require significant additional preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially.
•Our approach to drug discovery and development in the area of fibrotic diseases is unproven and may not result in marketable products.

•Clinical development involves a lengthy, complex, and expensive process, with an uncertain outcome to support either a marketing authorization or positive pricing and reimbursement decisions.
•We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of bexotegrast or any other product candidates.
•We may fail to obtain and maintain certain regulatory exclusivities and orphan designations in some jurisdictions and therefore fail to secure orphan exclusivity or other exclusivity extensions in those jurisdictions.
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

Risks Related to Our Reliance on Third Parties
•We have entered into a collaboration agreement, as amended, with Novartis Institutes for Biomedical Research, Inc., or Novartis, for the development of PLN-1474 and may in the future seek to enter into collaborations with third parties for the development and commercialization of other product candidates. If we fail to enter into such collaborations, or if our collaborations are not successful, we may be unable to continue development of such product candidates, we would not receive any contemplated milestone payments or royalties, and we could fail to capitalize on the market potential of such product candidates.
•We rely on third parties to conduct certain aspects of our preclinical studies and clinical trials and for tissue samples and other materials required for our research and development activities.
•We rely on single-source third party suppliers located in foreign jurisdictions, including China, to manufacture our drug candidates. An interruption in this supply, caused by a business interruption or geopolitical events, could materially disrupt our research and development activities.

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

PART I
Item 1. Business
Overview
We are a clinical stage biopharmaceutical company focused on discovering and developing novel therapies for the treatment of fibrosis and related diseases. Our initial focus is on treating fibrosis by inhibiting integrin-mediated activation of TGF-β. We have applied our deep understanding of fibrosis biology, along with our medicinal chemistry and translational medicine expertise to develop a set of proprietary tools designed to discover and de-risk product candidates quickly and efficiently. Our wholly-owned lead product candidate, bexotegrast (PLN-74809), is an oral, small molecule, dual selective inhibitor of αvß6 and αvß1 integrins that we are developing for the treatment of idiopathic pulmonary fibrosis, or IPF, and primary sclerosing cholangitis, or PSC. We are currently conducting three Phase 2a trials in our lead indications: two in IPF and one in PSC. We announced positive interim data from our Phase 2a INTEGRIS-IPF trial in July 2022 and January 2023. We expect to release final data from the INTEGRIS-IPF trial in the second quarter of 2023. We expect to release interim data from our Phase 2a trial in PSC in the third quarter of 2023.
We have also developed a second clinical stage product candidate, PLN-1474, an oral, small molecule selective inhibitor of αvß1 for the treatment of liver fibrosis associated with nonalcoholic steatohepatitis, or NASH. PLN-1474 is Phase 2-ready, having shown an excellent safety and pharmacokinetic profile in Phase 1 trials. PLN-1474 was licensed to Novartis in 2019. As part of a broad strategic realignment, Novartis has discontinued clinical development in NASH and, as a result, discontinued development of PLN-1474. In February 2023, Novartis returned global rights to PLN-1474 to Pliant.
In January 2023, we received FDA clearance of investigational new drug application, or IND, for our third clinical program, PLN-101095, a dual inhibitor of integrins αvß8 and αvß1 for the treatment of solid tumors that are resistant to immune checkpoint inhibitors. We expect to initiate a Phase 1 trial of PLN-101095 in the second quarter of 2023.
In addition to our clinical programs, we are currently advancing a preclinical integrin-based program targeting muscular dystrophies.
Our Pipeline
Our Lead Candidate - Bexotegrast
Our lead wholly-owned product candidate, bexotegrast, is an oral, small molecule, dual-selective inhibitor of αvß6 and αvß1 that we are advancing in IPF and PSC. While expressed at very low levels in normal tissues, αvß6 and αvß1 are upregulated in the pulmonary tissues of IPF patients, and in the liver tissues of PSC patients. They both serve as activators of TGF-β, leading to increased collagen production and fibrosis in these tissues. By blocking TGF-β activation by both αvß6 and αvß1, we believe bexotegrast may slow and potentially halt the progression of fibrosis in these patient populations. Bexotegrast has been granted orphan drug designation by the United States Food and Drug Administration, or

FDA and the European Medicines Agency, or EMA, for both IPF and PSC. In addition, bexotegrast has been granted Fast Track designation by the FDA for IPF and PSC.
Bexotegrast for Treatment of IPF
IPF is the most common and severe form of progressive pulmonary fibrosis, affecting approximately 140,000 patients in the United States and over 3 million patients around the world. While the underlying cause of IPF is unknown, the course of the disease is well documented, with progressive scarring that destroys the structure and function of the lungs over time. The average life expectancy for patients with confirmed IPF is between three and five years. There are currently two FDA-approved therapies for IPF. Both have shown modest slowing of disease progression. However, both therapies have raised significant safety and tolerability concerns.
Bexotegrast is an oral small-molecule that selectively inhibits both αvß6 and αvß1 integrins that we are developing as a potential therapy for IPF and PSC. We have determined that TGF-β activation in fibrosis associated with IPF and PSC involves both αvß6 and αvß1 integrins. It has been shown that expression of both αvß6 on epithelial cells and αvß1 on fibroblasts can lead to excessive activation of TGF-β in fibrosis. Epithelial tissue includes any tissue that lines the surfaces of the body such as alveoli, bile ducts, urinary tract, skin, and gastrointestinal tract. Each of these tissues contains multiple cell types including epithelial cells and fibroblasts. An important secondary effect of the TGF-β cascade is that it promotes upregulation of αvß1 on epithelial cells. The increased expression of these integrins on the cell surface contributes in turn to further TGF-β activation in a TGF-β-driven positive feed-forward loop.
In July 2022, we announced positive interim data from the 40 mg, 80 mg and 160 mg dose groups of INTEGRIS-IPF, a multinational, randomized, double-blind, placebo-controlled Phase 2a clinical trial of bexotegrast in patients with IPF. The trial met its primary and secondary endpoints demonstrating that bexotegrast was well tolerated over a 12-week treatment period and displayed a favorable pharmacokinetic profile. The trial’s exploratory efficacy endpoints assessing changes in forced vital capacity, or FVC, and Quantitative Lung Fibrosis, or QLF, imaging, demonstrated a dose-dependent treatment effect on FVC and QLF versus placebo over 12 weeks in bexotegrast treated patients. Bexotegrast was well tolerated over 12 weeks of treatment with no drug related serious adverse events, or SAEs, and no treatment discontinuations due to adverse events
In January 2023, we announced additional positive 12-week interim data from the 320 mg dose group of INTEGRIS-IPF. The 320 mg group met its primary and secondary endpoints demonstrating that bexotegrast was well tolerated over a 12-week treatment period and displayed a favorable pharmacokinetic profile. Bexotegrast at 320 mg demonstrated a statistically significant mean increase in FVC from baseline at all timepoints, surpassing all lower dose groups, and showed a strong treatment effect on FVC percent predicted, or FVCpp, QLF and profibrotic biomarkers versus placebo at 12 weeks. Bexotegrast was well tolerated over 12 weeks of treatment at 320 mg with no drug-related severe or serious adverse events.
Change in FVC from Baseline of Bexotegrast 320 mg Over 12 Weeks in INTEGRIS-IPF; Mixed Model Repeat Measures Analysis – Modified Intent to Treat Population

Proportion of Participants with FVCpp Decline ≥10% - Intent to Treat Population

Circulating PRO-C3 and Integrin beta-6 Biomarker Levels–
Change from Baseline at 4- and 12-Weeks vs Placebo

Bexotegrast for Treatment of Primary Sclerosing Cholangitis
PSC is a progressive liver disorder affecting approximately 30,000 to 45,000 patients in the United States. The disease is characterized by fibrosis originating in the bile ducts that ultimately results in bile flow obstruction or cholestasis, causing liver damage and progressive fibrosis of the liver. Patients have a median survival of 10 to 12 years without intervention and carry high lifetime risk of developing gastrointestinal malignancies. There are currently no FDA-approved therapies for PSC.
We are currently conducting a Phase 2a trial of bexotegrast in PSC. The trial is a 12-week randomized, double-blind, placebo-controlled trial enrolling approximately 84 PSC patients across four treatment groups consisting of three bexotegrast doses (40 mg, 80 mg and 160 mg) and one placebo group that will evaluate safety, tolerability and PK. We also plan to evaluate exploratory efficacy endpoints including fibrosis biomarkers such as Pro-C3 and ELF, as well as ALP and liver imaging. We expect to announce data from this trial in the third quarter of 2023.
PLN-1474 for Treatment of Liver Fibrosis Associated with NASH
NASH is highly prevalent, affecting approximately 16.5 million adults in the United States, including approximately 3.3 million with stage F3/F4 fibrosis. The stage of fibrosis is the strongest predictor of liver-related morbidity and all-cause mortality in NASH. Patients with F3 and F4 fibrosis carry liver-related mortality risk that is 17 times and 42 times greater, respectively, than NASH patients without fibrosis. Therefore, we believe that treating F3/F4 liver fibrosis will have an impact on liver-related morbidity and all-cause mortality in NASH. There are currently no approved therapies for NASH and the candidates in development to date have shown only modest antifibrotic effects in published clinical trials.
We have developed a second clinical stage product candidate, PLN-1474, which is an oral, small molecule, selective inhibitor of TGF-β activation by the integrin αvß1 in development for treatment of advanced liver fibrosis associated with NASH. αvß1 serves as an activator of TGF-β and its expression has been shown to be upregulated in hepatic stellate cells in late-stage NASH-associated liver fibrosis.
PLN-1474 has completed a first-in-human, randomized, double-blind, placebo-controlled Phase 1 dose escalation trial that enrolled 84 healthy volunteers across single ascending dose and multiple ascending dose groups. Results showed that PLN-1474 was rapidly absorbed and well tolerated with no dose- or treatment-limiting toxicities observed with adverse events that were mostly mild with no severe or serious adverse events observed.
In October 2019, we entered into a collaboration and license agreement with Novartis in which Novartis licensed global rights to PLN-1474. Pursuant to the terms of the agreement, we received an upfront $50.0 million license fee and a $25.0 million contingent payment upon first-patient first-dose in the Phase 1 clinical trial of PLN-1474. As part of a broad strategic realignment, Novartis has discontinued clinical development in NASH and, as a result, discontinued development of PLN-1474. In February 2023, Novartis returned global rights to PLN-1474 to Pliant. Please refer to Note 8 to our financial statements appearing elsewhere in this Annual Report for further information about the license and collaboration.
PLN-101095 for Treatment of Solid Tumors That are Resistant to Immune Checkpoint Inhibitors
In December 2022, we filed an IND for our third clinical program, PLN-101095 an oral, dual inhibitor of αvß8 and αvß1 integrins for the treatment of solid tumors with a suboptimal response to immune checkpoint inhibitors, or ICIs. In January 2023 we received clearance from the FDA to begin clinical trials. As TGF-β biology has been elucidated, it has become increasingly understood in the scientific literature that TGF-β plays an important anti-inflammatory role in the tumor micro-environment, preventing T-cell infiltration and inhibiting release of various cytokines. This mechanism is becoming increasingly recognized as a potential cause of the resistance to checkpoint inhibitors such as anti-PD-1 therapies seen in many tumors. We are targeting the TGF-β activating integrins αvβ8 and αvβ1, which are upregulated in certain tumors, with the goal of sensitizing tumors to checkpoint inhibitors. We plan to initiate Phase 1 first-in-human study evaluating PLN-101095 in patients with solid tumors with a suboptimal response to immune checkpoint inhibitors, or ICIs, in the second quarter of 2023.
PLN-101325 for Treatment of Muscular Dystrophies
In addition to our clinical programs, we are developing a preclinical allosteric agonistic monoclonal antibody against α7β1 for treatment of muscular dystrophies, including Duchenne Muscular Dystrophy, or DMD. The α7β1 integrin is upregulated on muscle cells in several muscular dystrophy indications, partially compensating for the lack of dystrophin and helping to anchor muscle cells to the extracellular matrix. The program utilizes an allosteric agonistic antibody to activate the target in order to augment the naturally occurring compensatory mechanism. Because the antibody is not mutation specific, it could potentially be effective as a single therapy or in combination with other treatment modalities across multiple muscular dystrophy indications. Our muscular dystrophy candidate is currently undergoing IND enabling studies with submission of an IND expected in 2023.
Our Team
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

Our Strategy
Our goal is to become a world-leading fibrosis company, developing and commercializing disease- modifying therapies across a spectrum of fibrotic diseases. To achieve this, we are focused on the following key strategies:
•Rapidly advance bexotegrast through clinical development and commercialization in IPF and PSC. We are developing our lead oral, small molecule inhibitor of αvß6 and αvß1 as a novel therapy for IPF and PSC, each an area of high unmet medical need. Both IPF and PSC are orphan indications that we believe we can commercialize on our own in key geographies using targeted sales forces.
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
There are a number of biopharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of fibrosis. Companies that we are aware of that are targeting the treatment of various fibrosis indications through inhibiting various parts of the TGF-β pathway include companies with significant financial resources such as AbbVie Inc., AstraZeneca plc, Bristol Myers Squibb Co., Corbus Pharmaceutical, DiCE Therapeutics, Inc., FibroGen, Inc., Merck & Co., Inc., Morphic Therapeutics, Inc., Novartis AG, Scholar Rock and Takeda Pharmaceutical Company.
Boehringer Ingelheim's PDE4B inhibitor (BI 1015550), FibroGen Inc.'s monoclonal antibody against connective tissue growth factor (pamrevlumab) and United Therapeutics' prostacyclin vasodilator (treprostinil) are the most advanced development candidates for the treatment of IPF. Roche Holding AG recently discontinued its Phase 3 trial of recombinant human pentraxin-2 monoclonal antibody.

Although our novel approach is unique from most other existing or investigational therapies across the disease areas where we are focusing our development, we will need to compete with currently approved therapies, and potentially those in currently in development if they are approved. We are aware of several marketed and investigational products in our leading disease areas, including but not limited to:
•IPF: There are currently two approved products for the treatment of IPF; Esbriet, marketed by Roche Holding AG, and Ofev, marketed by Boehringer Ingelheim GmbH. Companies currently developing product candidates in IPF include Boehringer Ingelheim Pharmaceuticals, Inc., FibroGen Inc., Galecto Biotech, Inc., Amgen Inc., Bristol Myers Squibb Co., United Therapeutics Corporation, Vicore Pharma Holding, CSL Behring, and Endeavor BioMedicines, Inc.
•PSC: There are currently no approved therapies for the treatment of PSC. Companies currently developing product candidates in PSC include Dr. Falk Pharma GmbH, Mirum Pharmaceuticals, Inc., Chemomab Therapeutics Ltd., HighTide Therapeutics Inc., and Escient Pharmaceuticals, Inc.
•NASH: There are currently no FDA-approved therapies for the treatment of NASH. There are a number of companies developing product candidates for the treatment of NASH including 89bio, Inc., AbbVie Inc., Akero Therapeutics, Inc., Amgen Inc., AstraZeneca plc, Boehringer Ingelheim, Bristol Myers Squibb Co., Cascade Pharmaceuticals, Inc., Cirius Therapeutics, Inc., Dr. Falk Pharma GmbH, Eli Lilly & Company, Enanta Pharmaceuticals, Inc., Gannex Pharma Co., Ltd., Galectin Therapeutics Inc., Gilead Sciences, Inc., Genfit SA, Genentech, Inc., GlaxoSmithKline plc, Intercept Pharmaceuticals, Inc., Inventiva Pharma, Ionis Pharmaceuticals, Inc., Johnson & Johnson, Madrigal Pharmaceuticals, Inc., Merck & Co., Inc., Metacrine, Inc., NGM Biopharmaceuticals, Inc., NorthSea Therapeutics B.V., Novo Nordisk, Pfizer Inc., Roche Holding AG, Regeneron Pharmaceuticals, Inc., Sanofi S.A., Takeda Pharmaceutical Company, Terns Pharmaceuticals, Inc., Viking Therapeutics, Inc. and Zydus Therapeutics Inc. Most of the drugs currently in development for NASH are focused on decreasing liver fat or improving liver inflammation as opposed to direct liver anti-fibrotic approaches.
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

As of March 5, 2023, we own, co-own or license over 250 pending patent applications worldwide in over 26 patent families, including United States and corresponding foreign patent applications. As of March 5, 2023, nine U.S. patents and four foreign patents have been issued or allowed. Our patents and any patents that may issue from our pending patent applications are generally expected to expire between the years 2037 to 2044, subject to possible patent term adjustment and/or extension. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek United States and foreign patent protection for a variety of technologies, including, research compounds and methods, candidate compounds and antibodies for modulating the activity of integrins, methods for treating diseases of interest, and methods for manufacturing our products. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.
Company Owned IP
We own multiple families of patent applications that are directed to small-molecule compositions capable of modulating integrins and methods for treating or preventing diseases associated with integrins. Certain applications in these families relate to our bexotegrast and PLN-1474 small-molecule product candidates, backup compounds and structural analogs, various unit dosages, dosing regimens, and routes of administration. We are also pursuing innovative ways to modulate integrin function using antibodies and have 36 pending patent applications to that technology in the United States and foreign jurisdictions. Patents that may issue from these company owned applications are generally expected to expire between the years 2040 to 2043, subject to possible patent term adjustment and/or extension.
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
License Agreements
Novartis Collaboration and License Agreement
In October 2019, we entered into a collaboration and license agreement, or the Novartis Agreement, with Novartis Institutes for Biomedical Research, Inc., or Novartis, for the research, development, and commercialization of PLN-1474. Pursuant to the terms of the Novartis Agreement, the PLN-1474 IND was transferred to Novartis in the first quarter of 2021 following completion of our first-in-human Phase 1 clinical trial. Upon transfer of the IND, Novartis assumed responsibility for all future development, manufacturing, and commercialization and we earned research and development services revenues in performing certain activities outlined in the Novartis Agreement. All such services were substantially complete as of December 31, 2022.
In addition, the Novartis Agreement provided for an early research program for up to three additional integrin targets, or the Research Targets. The research term, as amended in 2022, concludes in the first quarter of 2023. During the research term, we collaborate with Novartis to biologically validate certain potential Research Targets and identify and synthesize potential research compounds for each Research Target in accordance with the applicable research plan. In the second quarter of 2022 we validated one of the Research Targets and began synthesizing potential research compounds.

As part of a broad strategic realignment, Novartis has discontinued clinical development in NASH and, as a result, discontinued development of PLN-1474. In February 2023, Novartis issued a termination notice for the collaboration and license agreement, and returned global rights to Pliant for PLN-1474 as well as the early research targets and associated compounds.
Please refer to Note 8 to our financial statements appearing elsewhere in this Annual Report for further information about the license and collaboration.
Manufacturing
Our product candidates, bexotegrast and PLN-1474, are small molecule inhibitors amenable to standard formulation technologies. We have confirmed the utility of the synthetic process and manufactured multi-kilogram quantities sufficient to provide drug product for our clinical trials. The manufacturing process of the drug substance for such product candidates is robust and accessed from readily available starting materials. The synthetic route is amenable to large-scale production and does not require unusual equipment or handling during the manufacturing process.
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
We have established an adequate supply of the drug substance for bexotegrast from our Asian contract manufacturing organizations, or CMOs, to satisfy both our clinical and preclinical requirements and have evaluated additional suppliers in North America and Europe to mitigate supply chain risk and maximize flexibility.
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

Fast Track designation

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. Among these programs is Fast Track designation. In May 2014, the FDA published a final Guidance for Industry titled “Expedited Programs for Serious Conditions Drugs and Biologics,” which provides guidance on the FDA programs that are intended to facilitate and expedite development and review of new drug or biological product candidates as well as threshold criteria generally applicable to concluding that a product candidate is a candidate for these expedited development and review programs.

The FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and nonclinical or clinical data demonstrate the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s review clock for a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.
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
If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will be receiving orphan product exclusivity. The first active moiety to be approved to treat a disease with FDA's Orphan Drug designation is entitled to a seven-year period of marketing exclusivity in the United States for that product indication, except in certain limited circumstances. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity. Orphan exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Further, the FDA may approve more than one product for the same orphan indication or disease as long as the products contain different active ingredients. Moreover, competitors may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity.

In addition, Congress is considering updates to the orphan drug provisions of the FDCA in response to a recent decision by the U.S. Court of Appeals for the Eleventh Circuit. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and would materially adversely affect our business, results of operations, financial condition and prospects.
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
Other healthcare laws
Healthcare providers, physicians, and third party payors play a primary role in the recommendation and prescription of drug products for which we obtain marketing approval. Arrangements with third party payors, healthcare providers and physicians, in connection with the clinical research, sales, marketing and promotion of products, once approved, and related activities, may expose a pharmaceutical manufacturer to broadly applicable fraud and abuse and other healthcare laws and regulations. In the United States, these laws include, without limitation, state and federal anti- kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below:
•the federal Anti-Kickback Statute, or AKS, which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer or pay any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward, referrals including the purchase recommendation, order or prescription of a particular drug for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA. Violations of the federal Anti-Kickback Statute are punishable by imprisonment for up to ten years and statutory fines of up to $100,000. Additional criminal fines can be imposed under federal U.S. criminal procedure laws. Civil penalties include statutory amounts of up to $100,000 (adjusted for inflation) per violation, assessments of up to three times the total payments between the parties to the arrangement, and exclusion from participation in the federal healthcare programs or suspension from future participation in Medicare and Medicaid. Further, violation of the federal Anti-Kickback Statute can also form the basis for False Claims Act liability (discussed below). Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor;
•the federal civil and criminal false claims laws, including the FCA, which can be enforced through “qui tam” or “whistleblower” actions, and civil monetary penalty laws, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal health care programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation. Violations of the False Claims Act can result in civil penalties of up to more than $25,000 per false claim or statement (an amount adjusted annually for inflation) plus three times the amount of damages sustained by the government;
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
•the federal Physician Payments Sunshine Act, created under Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biological products and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services, or CMS, under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) , nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, certified nurse-midwives, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection, transparency and disclosure laws, and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities and, in some states, the reporting of drug wholesale acquisition costs or average manufacturer prices, information related to new drug launches, and drug price increases above certain statutory thresholds; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area, or EEA, including personal health data, is subject to the EU General Data Protection Regulation, or EU GDPR, which became effective on May 25, 2018. The EU GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data (i.e., data relating to identified or identifiable individuals), including requirements relating to having legal bases for processing personal data, transferring such personal data outside the EEA, including to the United States, processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal data, implementing safeguards to protect the security and confidentiality of personal data, having data processing agreements with third parties who process personal data on our behalf, providing notification of data breaches, and taking certain measures when engaging third-party processors, conducting data protection impact assessments, and record-keeping.
The EU GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance and permits data protection authorities to impose large penalties for violations of the EU GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR. The EU GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the EU GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the EU GDPR, including as implemented by individual countries. Compliance with the EU GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.
The EU GDPR also prohibits the transfer of personal data from the EEA to the United States and other countries that are not recognized as having “adequate” data protection laws by the European Commission unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards allowing U.S. companies to import personal data from the EEA had been certification to the EU-U.S. Privacy Shield framework administered by the U.S. Department of Commerce. However, the European Court of Justice issued a decision in July 2020 which invalidated the EU-U.S. Privacy Shield framework for international transfers (Schrems II) and imposed further restrictions on using the specific safeguard standard contractual clauses (SCCs) including, a requirement for companies to carry out a transfer privacy impact assessment, which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under the SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EU. Following that decision, the Swiss Federal Data Protection and Information Commissioner took a similar view and considered that data transfers based on the Swiss-U.S. Privacy Shield framework are no longer lawful (despite the fact that Schrems II is not directly applicable in Switzerland (unless the Swiss based company is subject to the EU GDPR) although the Swiss-U.S. Privacy Shield has not been officially invalidated).

Further to Schrems II, the European Commission published new EU SCCs in June 2021, which place onerous obligations on the contracting parties. Therefore, until recently, there were few, if any, viable alternatives to the SCCs. However, on 7 October 2022, President Biden introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework which will act as a successor to the invalidated EU-U.S. Privacy Shield. If approved by the European Commission and implemented, the agreement will facilitate the transatlantic flow of personal data and provide additional safeguards to any existing data transfer mechanisms (including SCCs) for companies transferring personal data from the EU to the U.S. However, before entities rely on the new EU-U.S. Privacy Shield, there are still legislative and regulatory steps that must be undertaken both in the U.S. and in the EU. Therefore, at present the new EU SCCs are still the primary safeguard available for personal data transfers from the EU to the U.S. As such, the current legal position may have implications for our cross-border data flows and may result in compliance costs.
In addition, further to the UK’s exit from the EU on January 31, 2020, the EU GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the EU GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the 'UK GDPR'). The UK GDPR and the UK Data Protection Act 2018 set out

the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher.
As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. The European Commission adopted the adequacy decision for the UK in June 2021, allowing a free flow of personal data from the EU to the UK where it benefits from an essentially equivalent level of protection to that guaranteed under EU data protection law. It should be noted that the UK GDPR also prohibits the transfer of personal data from the UK to other countries that are not recognized as having “adequate” data protection laws, including the U.S., in a similar manner to the EU. In addition, the UK Government has published its own form of SCCs, known as the International Data Transfer Agreement and International Data Transfer Addendum to the new EU SCCs. The UK Information Commissioner’s Office has also published its version of the transfer impact assessment and revised guidance on international transfers, although companies may choose to either use the EU style or UK style transfer impact assessment. In terms of international data transfers between the UK and US, it is understood that the UK and the US are negotiating an adequacy agreement.
Current and future healthcare reform legislation
In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system. In the United States, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively known as the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private payors, and significantly affected the pharmaceutical industry. The ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Under the Inflation Reduction Act of 2022, or the IRA, this coverage gap discount program will be eliminated beginning January 1, 2025. Manufacturers will then be required to pay 10% of the negotiated price of brands, biologics and biosimilar products when Medicare Part D beneficiaries are in the initial coverage phase, and 20% of the negotiated price during the catastrophic phase of Medicare Part D coverage. There have been numerous historic judicial, administrative, executive, and legislative challenges and amendments (including recent amendments that expand access to care) to certain aspects of the ACA. In June 2021, the Supreme Court dismissed a lawsuit challenging the constitutionality of certain aspects of the ACA, without ruling on the meris of the constitutionality arguments. In the future, there may be additional legislative, regulatory, executive, or judicial actions that result in healthcare reform. It remains to be seen precisely what any new reforms will provide, when or if they will be enacted, and what impact they will have on the availability and cost of healthcare items and services, including drug products.
Other legislative and regulatory changes have been proposed or adopted in the United States since the ACA was enacted, including several legislative and regulatory changes that are focused on capping or reducing healthcare costs, as well as measures that would address healthcare fraud and abuse, value-based care, drug pricing and other reforms. For example, in August 2022, President Biden signed into law the IRA, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the Inflation Reduction Act of 2022 imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap benefit annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of high spend pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services. The IRA explicitly excludes from price negotiation orphan drugs designated for only one rare disease or condition and for which the only approved indication is for such disease or condition. However, those drugs with multiple orphan designations are not explicitly excluded from drug price negotiation. It remains to be seen how the maximum fair prices or other drug pricing provisions imposed by the IRA will affect orphan drug development or the broader pharmaceutical industry.
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
European Union clinical trials regulation and clinical data sharing
In the EU, a Clinical Trial Application, or CTA, must be submitted for each clinical trial to each country’s national competent authority, or NCA, and at least one independent Ethics Committee, or EC, much like the FDA and an IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, the corresponding clinical trial may proceed. Under the current regime (the EU Clinical Trials Regulation 536/2014, which has been in effect since January 31, 2022 replacing the EU Clinical Trials Directive 2001/20/EC) all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.
In addition to data privacy requirements, many jurisdictions have mandatory clinical trial information obligations on sponsors. In the EU this is under the Transparency Regulation No 1049/ 2001, EMA Policy 0043, EMA Policy 0070, as well as the Clinical Trials Regulation No 536/2014, all of which impose on sponsors the obligation to make publicly available certain information stemming from clinical studies, either proactively or in response to third party requests. In the EU, the transparency framework provides for a wide right for (EU-based at the moment) interested parties to submit an access to documents request to the EMA for information included in the marketing authorization application dossier for approved medicinal products. Only very limited information is exempted from disclosure, i.e. commercially confidential information (which is construed increasingly narrowly) and protected personal data. It is possible for competitors to access and use this data in their own research and development programs anywhere in the world, once this data is in the public domain.

On May 3, 2022, the European Commission published a proposal for a regulation on the European Health Data Space, or EHDS, which aims to further enable exchange of electronic health data both for primary use (among national EU healthcare systems for patient care) and secondary use (among private companies and regulators to enable scientific research). Whilst the regulation is currently under discussions among the EU legislators, the text is expected to be finalized by the end of 2023 and for the EHDS to become reality in 2025. This will impose new obligations, but also create opportunities, for entities engaged in health-related research to share and access health data on a scale much larger than what is foreseen under current applicable transparency provisions.

European drug review and approval
To obtain a marketing authorization in the EEA (comprising the EU Member States, plus Norway, Iceland, and Liechtenstein), a company may submit marketing authorization applications either under a centralized procedure administered by the European Medicines Agency, or EMA, or one of the procedures administered by competent authorities in the EEA Member States (decentralized procedure, national procedure, or mutual recognition procedure). The centralized procedure is compulsory for certain medicines, including those produced by biotechnology, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy and tissue-engineered products) and those with a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, autoimmune and other immune dysfunctions, viral diseases, or diabetes. The centralized procedure is optional for those medicines which contain a new active substance, or which are a significant therapeutic, scientific, or technical innovation or whose authorization would be in the interest of public health. The centralized procedure provides for the grant of a single marketing authorization that is valid throughout the EEA. Under the centralized procedure, the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the EMA's Committee for Medicinal Products for Human Use, or CHMP. Clock stops may extend the timeframe of evaluation of a MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s positive opinion. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment. As far as pediatric marketing authorization applications are concerned, all applications for marketing authorization for new medicines have to include the results of studies as described in an agreed Pediatric Investigation Plan (PIP), unless the medicine is exempt because of a deferral or waiver.
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
To obtain a marketing authorization in Switzerland, a company must submit a marketing authorization application to Swissmedic, Switzerland’s national authorization and supervisory authority for medicinal products and medical devices. There are no international agreements on mutual recognition of authorizations in relation to medicinal products. However, marketing authorization dossiers can be submitted to Swissmedic with clinical data, irrespective of the location where a clinical trial was conducted, that were collected in accordance with globally applicable international standards such as the Good Clinical Practice, or GCP, of the International Conference on Harmonization, or ICH, which are based on the Declaration of Helsinki. Furthermore, if a medicinal product or procedure is already authorized in a country having equivalent medicinal product control, the results of tests carried out for this purpose shall be taken into account. According to Swissmedic's practice, this includes the authorization procedures of the following countries: Australia, the member states of the EU, the EFTA states in the EEA (Liechtenstein, Norway and Iceland), Japan, Canada, New Zealand, Singapore and the United States.
Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with an existing centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare Products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure. A separate application will, however, still be required. The MHRA has ceased to participate in the assessment of any centralized procedures since January 1, 2021. Since then, the MHRA has launched the Innovative Licensing and Access Pathway, or ILAP, a new accelerated assessment procedure for marketing authorization applications facilitating the interaction with pricing authorities and HTA bodies and aiming to enable companies to enter the UK market faster.

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
The general pharmaceutical legislative framework, as well as the framework applicable to orphan and pediatric medicinal products in the EU, is under review. The European Commission expects to publish its position on this in March 2023. However, draft proposals by the European Commission for a new Regulation set to replace Regulation (EC) No 726/2004 and a new Directive replacing Directive 2001/83 on the Community Code relating to medicinal products for human use were recently leaked to the press on January 31, 2023. Although the final proposals are not yet known, it is expected that there will be a reduction in applicable regulatory exclusivities which will significantly affect all medicinal products that will be authorized after the legislative changes have taken effect.
Brexit and the Regulatory Framework in the United Kingdom
The UK officially left the EU on January 31, 2020. A transition period began on February 1, 2020, during which EU pharmaceutical law remained applicable to the UK. This transition period ended on December 31, 2020. Since the regulatory framework in the UK covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU Directives and Regulations, it continues to apply presently as “retained EU law”. However, as UK legislation now has the potential to diverge from EU legislation, the future regulatory regime which applies to products and the approval of product candidates in the UK may change. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the UK in the long-term. The MHRA published detailed guidance for industry and organizations to follow which will be updated as the UK’s regulatory position on medicinal products evolves over time.
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
In the United States, the decisions about Medicare reimbursement for new drug products are typically made by CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new drug product will be covered and reimbursed under Medicare, and private payors tend to follow CMS coverage guidelines. However, no uniform policy of coverage and reimbursement for drug products exists among third-party payors and coverage and reimbursement levels for drug products can differ significantly from payor to payor.
The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each Part D prescription drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class and with some exceptions for certain classes of drugs. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for drugs for which we obtain marketing approval. Any negotiated prices for any of our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Additionally, beginning in 2025, manufacturers must pay additional discounts for products covered under Medicare Part D. Moreover, while the MMA Part D plan policies applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policies and payment limitations in setting their own payment rates coverage guidelines. Any reduction in payment restrictions in Part D coverage that results from the MMA may result in a similar reduction in payment restrictions from non-governmental payors.
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
Outside of the United States, the pricing of pharmaceutical products and medical devices is subject to governmental control in many countries. For example, in the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost effectiveness of a particular therapy to currently available therapies or so-called health technology assessments, or HTA, in order to obtain reimbursement or pricing approval. The outcome of HTA assessments is decided on a national basis and some payors may not reimburse the use of assessed products or may reduce the rate of reimbursement for such products. In December 2021, the EU adopted a new Regulation on Health Technology Assessment. The Regulation creates collaborative structures and procedures that allow Member States to carry out joint clinical assessments, effect joint clinical consultations and identify jointly emerging health technologies and will come into effect in 2025.

Other countries may allow companies to fix their own prices for products but monitor and control product volumes and issue guidance to physicians to limit prescriptions. Efforts to control prices and utilization of pharmaceutical products and medical devices will likely continue as countries attempt to manage healthcare expenditures.
Human Capital Resources
As of December 31, 2022, we had 124 full-time employees, including 41 with Ph.D. or M.D. degrees. Of our employees, 85 were engaged in research and development activities, and 39 were engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we have experienced no work stoppages. We consider our relationship with our employees to be good.
We rely on skilled, experienced, and innovative employees to conduct the operations of our company and we continue to face intense competition for our personnel from our competitors and other companies throughout our industry. The biotechnology industry is very competitive and recruiting and retaining such employees is important to the continued success of our business. We are committed to building an outstanding, committed team and fostering a rewarding work environment and a culture that values scientific innovation, inclusion, collaboration, and equity. We believe that each employee brings unique perspectives and strengths, and by embracing these strengths, we can do our best work for patients. We focus on recruiting, retaining, and developing employees from a diverse range of backgrounds to conduct our research, development, and clinical activities.
As part of our measures to attract and retain a highly skilled workforce, we offer a number of benefits to our full-time employees to help support their health and financial well-being, including medical, dental and vision insurance, life insurance, 401k retirement program with a company match, flexible spending accounts, and paid holiday and vacation time. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development opportunities that enable continued learning and growth and a robust recognition program that recognizes and celebrates their accomplishments. In addition, we regularly conduct an employee survey to gauge employee engagement and identify areas of focus.
The health and safety of our employees is a priority. In 2022, we maintained the employee benefits enhancements that were implemented in response to the COVID-19 pandemic. For example, we increased company-wide flexible work arrangements, provided weekly onsite COVID-19 testing for all employees routinely working onsite through the Omicron surge and provided at-home COVID-19 test kits to any employee who may have been exposed to COVID-19 at work. Our management has continued to assess and respond to the evolving needs of our workforce throughout the pandemic.
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
We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing and our collaboration with Novartis. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss was $123.3 million $97.3 million and

$41.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $338.4 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be at least several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to further develop and, if approved, market additional potential product candidates.
We expect to continue to incur significant losses for the foreseeable future, and we anticipate that our expenses will increase substantially if, and as, we:
•advance our lead product candidate, bexotegrast, and our other product candidates through clinical development, and, if successful, later-stage clinical trials;
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
•commercialize bexotegrast, our other product candidates and any future product candidates, if approved;
•increase the amount of research and development activities to identify and develop product candidates;
•hire additional clinical development, quality control, scientific and management personnel;
•expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development and manufacturing efforts;
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
We will require substantial additional capital to fund our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs, future commercialization efforts or other operations.
Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our planned clinical trials of bexotegrast and any future product candidates that we may develop, seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, or eliminate one or more of our research and drug development programs or future commercialization efforts.
As of December 31, 2022, we had approximately $331.2 million in cash, cash equivalents and short-term investments. We believe that our existing capital resources, together with the proceeds from our July 2022 and January 2023 public offerings will be sufficient to meet our projected operating requirements into the second half of 2026. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;
•the clinical development plans we establish for these product candidates;
•the timelines of our clinical trials and the overall costs to conduct and complete the clinical trials, including any increased costs due to disruptions caused by the ongoing COVID-19 pandemic or other geopolitical conditions;
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
•the changing and volatile U.S. and global economic and political environments; and
•future accounting pronouncements or changes in our accounting policies.
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
We have no products approved for commercial sale and have not generated any revenue from product sales to date. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates and our technology related to transforming growth factor beta, or TGF-β, signaling and integrin biology, medicinal chemistry, translational screening technologies, and clinical insights to discover and develop novel therapies for the treatment of fibrosis. Our approach to the discovery and development of product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value. We have not yet demonstrated the ability to progress any product candidate through clinical trials, obtain regulatory approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields. Consequently, we expect our operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products.
Our business is highly dependent on the success of our lead product candidate, bexotegrast, as well as PLN-1474 and any other product candidates that we advance into the clinic. Our product candidates will require significant additional development before we may be able to seek regulatory approval for and launch a product commercially.
We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We are early in our clinical development for both bexotegrast and PLN-1474. If bexotegrast encounters safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. We have completed several Phase 1 trials of bexotegrast and are currently conducting three Phase 2a trials in our lead indications: two in IPF and one in PSC. We have collaborated with Novartis to develop PLN-1474 for advanced liver fibrosis associated with NASH and have completed a Phase 1a SAD/MAD study evaluating PLN-1474 in healthy volunteers. As part of a broad strategic realignment, Novartis discontinued clinical development in NASH and, as a result, discontinued development of PLN-1474. In February 2023, Novartis issued a termination notice for the collaboration and license agreement, and returned global rights to Pliant for PLN-1474 and we may pursue other collaborations to further clinical development of PLN-1474. All of the risks and uncertainties that apply to bexotegrast or any candidates that we develop independently or in collaboration with third parties. See “Risks Related to Our Reliance on Third Parties.”
Before we can generate any revenue from sales of our lead product candidate, bexotegrast, or any of our other product candidates, we must undergo additional preclinical and clinical development, regulatory review, and approval in one or more jurisdictions. In addition, if one or more of our product candidates are approved, we must ensure access to sufficient commercial manufacturing capacity and conduct significant marketing efforts in connection with any commercial launch. These efforts will require substantial investment, and we may not have the financial resources to continue development of our product candidates.
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
Our approach is designed to discover and develop targeted treatments for fibrosis with an initial focus on the antagonism of tissue-specific TGF-β signaling through the inhibition of integrins known to mediate the release of activated TGF-β in fibrotic tissue. However, although multiple studies are currently underway, to date, this mechanism has not been definitively proven to successfully treat fibrosis. Targeting integrins to treat fibrosis is a novel approach in a rapidly developing field, and there can be no assurance that we will not experience currently unknown problems or delays in developing our product candidates, that such problems or delays will not result in unanticipated costs, or that any such development problems can be solved. We have primarily tested our lead product candidate, bexotegrast, in healthy volunteers. Therefore, we may ultimately discover that our approach and any product candidates resulting therefrom do not possess properties required for therapeutic effectiveness. As a result, we may never succeed in developing a marketable product.
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
To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, the general approach for FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. A product candidate can fail at any stage of testing, even after observing promising signals of activity in earlier preclinical studies or clinical trials. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support further clinical development of bexotegrast or any of our other product candidates. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:
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

We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of bexotegrast or any other product candidates.
We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that could delay or prevent our ability to receive marketing approval or commercialize bexotegrast or any other product candidates, including:
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
We completed our Phase 1a clinical trial of our lead product candidate bexotegrast in healthy volunteers, and, with the exception of a number of reported minor adverse events, the product candidate was observed to be generally well-tolerated across all doses in 71 trial participants. In addition, we announced Positive interim data from our first Phase 2a INTEGRIS-IPF trial in July 2022 and January 2023 in which the product candidate was observed to be well-tolerated over a 12-week treatment period in the 88 patients treated with bexotegrast. However, if significant adverse events or other side effects are observed in any of our ongoing or future clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts altogether. In addition, in our ongoing Phase 2a clinical trials, we are evaluating bexotegrast administered with approved IPF agents. We have completed a Phase 1a study evaluating one-way interaction of bexotegrast on nintedanib or pirfenidone, concluding that clinical safety and pharmacokinetic data indicate that no dose adjustments are needed for nintedanib or pirfenidone when combined with bexotegrast. However, we may encounter unexpected drug-drug interactions in our planned trials, and may be required to further test these candidates, including additional drug-drug interaction studies, which may be expensive, time-consuming and result in delays to our programs.
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
For example, we are initially developing bexotegrast for the treatment of IPF and PSC, each of which is an orphan indication. In the United States, IPF is estimated to affect approximately 140,000 patients, while PSC is estimated to affect approximately 30,000 to 45,000 patients. As a result, we may encounter difficulties enrolling subjects in our clinical trials of bexotegrast due, in part, to the small size of these patient populations. Moreover, our Phase 2a PET imaging IPF trial is being conducted at a single site, which could limit the availability of IPF patients at the site and may slow enrollment in that specific trial. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.
Further, timely enrollment in clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things, pandemics. For example, our clinical trial sites have been affected by the COVID-19 pandemic. Commencement of enrollment of our clinical trials of bexotegrast in IPF and PSC was delayed. While these trials have resumed patient enrollment, and in some cases completed enrollment, we believe we have experienced and may continue to experience slower than expected enrollment due to the pandemic. Also, while the Phase 1 trial of PLN-1474 has completed, this trial experienced delays due to COVID-19. In addition, after enrollment in these trials, if patients contract COVID-19 during participation in our trials or are subject to isolation or shelter-in-place restrictions, this may cause them to drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols. If patients are unable to follow the trial protocols or if our trial results are otherwise disputed due to the effects of the COVID-19 pandemic or actions taken to mitigate its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.
The design or execution of our ongoing and future clinical trials may not support marketing approval.
The design or execution of a clinical trial can determine whether its results will support marketing approval, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. We recently completed enrollment of two Phase 2a trials of bexotegrast in IPF. In the first of these trials, the study is designed to enroll IPF patients and utilize a positron emission tomography, or PET, ligand to measure αvß6 target engagement by bexotegrast in the lungs post-treatment. The second trial is a double-blind placebo-controlled trial to evaluate safety, tolerability and pharmacokinetics of bexotegrast in IPF patients for up to 48 weeks at doses of up to 320 mg. It is possible that we may need to amend our clinical trial, which would require us to resubmit our clinical trial protocols to competent authorities and ethics committees for reexamination, and may impact the costs, timing, or successful completion of such clinical trial. In addition, we may desire to test bexotegrast at doses exceeding those evaluated in an ongoing Phase 1a trial and may not be able to do so.
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
Although we have received U.S. orphan drug designation for bexotegrast for IPF and PSC indications and EEA orphan drug designation for bexotegrast for IPF and for PSC we may be unable to obtain and maintain orphan drug designation for our other product candidates and, even if we obtain such designation, we may not be able to realize the benefits of such designation, including potential marketing exclusivity of our product candidates, if approved.
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

Although we have received U.S. orphan drug designation for bexotegrast for IPF and PSC and EEA orphan drug designation for bexotegrast for IPF and for PSC, the designation of any of our product candidates as an orphan drug does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates.
Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or foreign regulatory authorities from approving another marketing application for a product that constitutes a similar medicinal product treating the same indication for that marketing exclusivity period, except in limited circumstances. The applicable period is seven years in the United States and ten years in the EEA. The ten-year period of market exclusivity in the EEA can be extended by a further two years if the product qualifies for a pediatric extension, but can be reduced to a period of six years if the orphan designation criteria are no longer met after the fifth year. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.
Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs with different active moieties can be approved for the same condition in the United States or EEA. Even after an orphan drug is approved, the FDA or EMA, as applicable, may subsequently approve another drug with the same active moiety for the same condition if the FDA concludes that the latter drug is not a similar medicinal product or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.
In addition, Congress is considering updates to the orphan drug provisions of the FDCA in response to a recent decision by the U.S. Court of Appeals for the Eleventh Circuit. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and would materially adversely affect our business, results of operations, financial condition and prospects.

A Fast Track designation by the FDA, even if granted for other current or future product candidates, may not lead to a faster development or regulatory review, licensure process and does not increase the likelihood that our product candidates will receive marketing licensure.
We may seek Fast Track designation for one or more of our future product candidates. In April 2022, bexotegrast received Fast Track designation for the treatment of IPF. If a drug product is intended for the treatment of a serious or life-threatening disease or condition and it demonstrates the potential to address unmet medical needs for such a disease or condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. We may seek Fast Track designation for our product candidates, but there is no assurance that the FDA will grant this designation to any of our proposed product candidates. Marketing applications submitted by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing licensure by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or licensure compared to conventional FDA procedures or pathways and receiving a Fast Track designation does not provide assurance of ultimate FDA licensure. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.
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
We face an inherent risk of product liability as a result of testing bexotegrast and any of our other product candidates in clinical trials and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
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
Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We will need to obtain additional insurance for clinical trials as bexotegrast continues clinical development and as additional product candidates enter the clinic. However, we may be unable to obtain, or may obtain on unfavorable terms, clinical trial insurance in amounts adequate to cover any liabilities from any of our clinical trials. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.
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
Mergers and acquisitions in the biopharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, more convenient or less expensive than any products that we may develop. Furthermore, products currently approved for other indications could be discovered to be effective treatments of fibrosis as well, which could give such products significant regulatory and market timing advantages over bexotegrast or other product candidates that we may identify. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete and we may not be successful in marketing any product candidates we may develop against competitors. The availability of competitive products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.
Risks Related to Marketing, Reimbursement, Healthcare Regulations and Ongoing Regulatory Compliance
Even if a product candidate we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
Even if bexotegrast or any other product candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients and third-party payors. In addition, the availability of coverage by third-party payors may be affected by existing and future health care reform measures designed to reduce the cost of health care. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable.
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

In the United States as well as foreign jurisdictions, no uniform policy of coverage and reimbursement for products exists among third-party payors.
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
A primary trend in the United States and European health care industries is toward cost containment, as government authorities, third-party payors, and others have attempted to control costs by limiting coverage and the amount of reimbursement available for certain treatments. Such third-party payers, including Medicare, may question the coverage of, and challenge the prices charged for medical products, and many third-party payers limit coverage and reimbursement for newly approved health care products. Moreover, reimbursement, if available, may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers, by any future laws limiting drug prices. If we are unable to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payers for any approved products that we develop there could be a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.
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
If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, pharmacovigilance, and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with current Good Manufacturing Practice, or cGMP, and Good Clinical Practice, or GCP, requirements for any clinical trials that we conduct post-approval.
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
The FDA or any other foreign regulatory authority may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
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
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs, as detailed in Part I, Item 1 – Business – Government Regulation – Current and Future Healthcare Reform Legislation. For example, in August 2022, President Biden signed into law the IRA, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap benefit annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of high spend pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services.
The IRA explicitly excludes from price negotiation orphan drugs designated for only one rare disease or condition and for which the only approved indication is for such disease or condition. However, those drugs with multiple orphan designations are not explicitly excluded from drug price negotiation. We cannot predict the likelihood, nature, or extent of health reform initiatives that may arise from future legislation or administrative action. However, we expect these initiatives to increase pressure on drug pricing. Further, certain broader legislation that is not targeted to the health care industry may nonetheless adversely affect our profitability. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, between March 2020 and February 2022, foreign and domestic inspections were largely placed on hold due to the COVID-19 pandemic.
Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 or other future pandemics. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
Much like the federal Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to induce or reward improper performance generally to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to induce or reward improper performance generally is governed by the national anti-bribery laws of EU Member States, and in respect of the U.K. (which is no longer a member of the EU), the Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe, recommend, use, procure or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the U.K. despite its departure from the EU.
Payments made to physicians in certain EU Member States and more generally throughout Europe (including the UK) and other countries must be publicly disclosed under applicable transparency provisions.. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
In addition, in most foreign countries, including the EEA, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement are the prerogative of the Member States and vary widely from country to country. For example, the EU provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow or maintain favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales and the potential profitability of any of our product candidates in those countries would be negatively affected.
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
Our business will depend in large part on obtaining and maintaining patent, IP regulatory rights (such as data exclusivity, marketing exclusivity and patent extensions) trademark and trade secret protection of our proprietary technologies and our product candidates, their respective components, synthetic intermediates, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents that cover these activities and whether a court would issue an injunctive remedy. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected.
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
Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2037 through 2044, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO, EPO or other relevant foreign patent offices will grant any of these patent applications.
Changes in patent law in the U.S. and in foreign jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.
Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. On March 16, 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system. A third party that files a patent application in the USPTO on or after March 16, 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.
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
In addition, the patent positions of companies in the development and commercialization of biopharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, the USPTO, and courts or legislative bodies in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.
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
At the EU level, the Court of Justice of the European Union, or CJEU, has recently narrowed the availability of patent term extension for second medical use therefore affecting the scope of patent protection available.
If we do not obtain patent term extension and data exclusivity for any product candidates we may develop, our business may be materially harmed.
Depending upon the timing, duration, and specifics of any FDA or foreign marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, within the EU, regulatory protections afforded to medicinal products such as data exclusivity, marketing protection, market exclusivity for orphan indications and pediatric extensions are currently under review and is likely to be curtailed in future years. If we are unable to obtain patent term extension or the term of any such extension is less than we request, or if data exclusivity or other regulatory protections are reduced, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.
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
In October 2019, we entered into a license and collaboration agreement with Novartis for the development and commercialization of our then preclinical product candidate, PLN-1474, and up to three integrin research targets. In December 2019, we received an upfront license payment of $50.0 million for the worldwide exclusive license to PLN-1474 and have subsequently earned $29.0 million of the $416.0 million developmental, regulatory and commercial milestones under the arrangement. In the second quarter of 2022 we recognized a $4.0 million target validation fee as Novartis exercised their right to opt-in to a research program and secured an exclusive license to compounds associated with an integrin reseach target. Pursuant to the Novartis Agreement, as amended, we expect to receive research and development funding totaling up to $20.0 million for PLN-1474 development services and funding of up to $18.4 million for optional research and development services on the integrin research targets. Substantially all of the services contemplated under the development plan and associated with integrin research targets had been completed as of December 31, 2022.
As part of a broad strategic realignment, Novartis has discontinued clinical development in NASH and, as a result, discontinued development of PLN-1474. In February 2023, Novartis issued a termination notice for the collaboration and license agreement, and returned global rights to Pliant for PLN-1474. We may pursue additional collaborations to further clinical development of PLN-1474. Accordingly, we may become reliant upon the efforts and capabilities of others with respect to the advancement of this candidate. If we or our potential future collaborators are unable to successfully advance the development of our product candidates, including PLN-1474, or achieve milestones, revenue and cash resources from milestone payments under our collaboration agreements will be substantially less than expected.
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
Because we rely on third-party manufacturing and supply vendors, including single-source vendors and vendors in foreign jurisdictions, including China, our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.
We rely on third-party contract manufacturers to manufacture our product candidates for preclinical studies and clinical trials. We do not own manufacturing facilities for producing any clinical trial product supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices, including due to ongoing effects of the COVID-19 pandemic. In addition, we rely on vendors in foreign jurisdictions, including China for our clinical drug supply for bexotagrast. If this supply is interrupted for business or geopolitical reasons, the development of bexotagrast could be materially delayed. In particular, any replacement of our manufacturers could require significant time, effort and expertise because there may be a limited number of qualified replacements and the process to transfer technology and initiate manufacturing is complex and time consuming. In addition, three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, equivalent foreign legislation or heightened demand on manufacturers may make it more difficult to obtain materials or manufacturing slots for the products needed for our development efforts, which could lead to delays in our clinical trials and scientific development efforts.
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
We expect to continue to rely on third-party manufacturers if we receive regulatory approval for bexotegrast or any other product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third-party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:
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
We rely on a sole supplier for the manufacture of bexotegrast. If this sole supplier is unable to supply to us in the quantities we require, or at all, or otherwise defaults on its supply obligations to us, we may not be able to obtain alternative supplies from other suppliers on acceptable terms, in a timely manner, or at all. We also do not have long-term supply agreements with any of our suppliers. Our current contracts with certain suppliers may be canceled or not extended by such suppliers and, therefore, do not afford us with protection against a reduction or interruption in supplies. Moreover, in the event any of these suppliers breach their contracts with us, our legal remedies associated with such a breach may be insufficient to compensate us for any damages we may suffer.

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
The outbreak of COVID-19 and government measures taken in response thereto have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the initial spread of COVID-19, we significantly limited access to our executive offices with the majority of our administrative employees continuing their work outside of our offices and limited the presence of our staff in the laboratory and in the administrative spaces to levels that adhere to social distancing protocols. As a result of the COVID-19 pandemic, we have experienced disruptions and may continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
•delays or difficulties in commencing enrollment of patients in our clinical trials
•the impact from potential delays, including potential difficulties in clinical site initiation and related processes such as in recruiting clinical site investigators and clinical site staff;
•diversion of healthcare resources, including employee resources, away from the conduct of preclinical studies and clinical trials;
•interruption of key clinical trial activities, such as clinical trial site data monitoring, due to any future limitations on travel or interruption of clinical trial subject visits and study procedures that are deemed non-essential, which may impact the integrity of subject data and clinical study endpoints;
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
The COVID-19 pandemic continues to rapidly evolve and new variants and subvariants of the virus continue to emerge. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, renewed travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. The foregoing disruptions, and other continued disruptions to our business in connection with the COVID-19 pandemic, could have a material adverse impact on our business, financial condition or results of operations. In addition, the COVID-19 pandemic heightens many of the other risks and uncertainties discussed herein.
We may encounter difficulties in managing our growth, which could adversely affect our operations.

As of December 31, 2022, we had 124 full-time employees. As our clinical development and commercialization plans and strategies develop, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, maintaining and motivating additional employees;
•managing our development and commercialization efforts effectively, including the clinical and FDA review process for bexotegrast and any other product candidates, while complying with our contractual obligations to contractors and other third parties; and
•improving our operational, financial and management controls, reporting systems and procedures.
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
If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize bexotegrast or any other product candidates and, accordingly, may not achieve our research, development and commercialization goals.
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
Our current operations are located in our facilities in South San Francisco, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. In addition, global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.
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
Our research programs involve the use of hazardous materials and chemicals, which are generally handled by third parties. We are subject to foreign, federal, state, and local environmental and health and safety laws and regulations governing, among other matters, the use, manufacture, handling, storage and disposal of hazardous materials and waste products such as human tissue samples that may have the potential to transmit diseases. We may incur significant costs to comply with these current or future environmental and health and safety laws and regulations. In addition, we cannot completely eliminate the risk of contamination or injury from hazardous materials and may incur material liability as a result of such contamination or injury. In the event of an accident, an injured party may seek to hold us liable for any damages that result. Any liability could exceed the limits or fall outside the coverage of our workers’ compensation, property and business interruption insurance and we may not be able to maintain insurance on acceptable terms, if at all. We currently carry no insurance specifically covering environmental claims.
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
As of December 31, 2022, we had net operating loss carryforwards for U.S. federal and state income tax purposes of $220.2 million and $278.9 million, respectively, some of which will begin to expire in 2035. As of December 31, 2022, we also had available tax credit carryforwards for U.S. federal income tax purposes of $20.2 million, which begin to expire in 2036, and state income tax purposes of $5.6 million, which can be carried forward indefinitely. Under Section 382 of the Internal Revenue Code, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50 percentage points within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. We have performed an analysis under Internal Revenue Code Sections 382 and 383 to determine the amount of our net operating loss carryforwards and research and development credit carryforwards that will be subject to annual limitation. This analysis concluded that we have experienced one or more such ownership changes prior to December 31, 2022, and the Company’s net operating losses and tax credit carryforwards generated prior to the identified ownership changes are subject to no permanent limitation under Sections 382 or 383. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in our stock ownership. Any such limitation could have a material adverse effect on our results of operations in future years. Our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. Net operating losses generated after December 31, 2017 are not subject to expiration, but may not be carried back to prior taxable years, except that net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years. Additionally, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any taxable year beginning after December 31, 2020.
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Report, these factors include:
•the commencement, enrollment or results of our current Phase 2a clinical trials of bexotegrast and any other clinical trials for our product candidates conducted by us or our collaborators;
•any delay in identifying and advancing a clinical candidate for our other development programs;
•any delay in our regulatory filings for bexotegrast or our other product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•adverse results or delays in future clinical trials;
•our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•adverse regulatory decisions, including failure to receive regulatory approval of bexotegrast or any other product candidate;
•changes in laws or regulations applicable to bexotegrast or any other product candidate, including but not limited to clinical trial requirements for approvals;
•adverse developments concerning our manufacturers;
•our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•our inability to establish collaborations, if needed;
•our failure to commercialize our product candidates, if approved;
•additions or departures of key scientific or management personnel;
•unanticipated serious safety concerns related to the use of bexotegrast or any other product candidate;
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
Our executive officers, directors and our principal stockholders beneficially hold a significant portion of our voting stock. These stockholders, acting together, may be able to significantly influence matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, or the DGCL, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our certificate of incorporation and bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing or cause us to take other corporate actions our stockholders desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.
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
We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are “non-accelerated filer,” as defined by the SEC, our independent registered public accounting firm is not required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not.
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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to continue to grant equity awards to employees, directors, and consultants under our stock incentive plans. In July 2022 and January 2023, we completed underwritten public offerings of our common stock. In July 2021, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may issue and sell up to $150.0 million of shares of common stock from time to time. On July 2, 2021, we filed a registration statement on Form S-3 (File No. 333-257684), as amended, which included a sales agreement prospectus registering the offer and sale of shares under the Sales Agreement (the “Sales Agreement Prospectus”). From July 2, 2021 to January 23, 2023, no shares of common stock were sold pursuant to the Sales Agreement or the Sales Agreement Prospectus. We terminated the Sales Agreement Prospectus on January 23, 2023 in connection with our January 2023 public offering, but the Sales Agreement remains in full force and effect. We will not make any sales of shares of our common stock pursuant to the Sales Agreement unless and until a new sales agreement prospectus or prospectus supplement is filed, which we may do at a later date. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.
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
California passed the California Consumer Protection Act of 2018, or the CCPA, which went into effect in January 2020 and provides data privacy rights for consumers and new operational requirements for companies, which may increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. Failure to comply with the CCPA risks regulatory fines, and the CCPA grants a private right of action and statutory damages for an unauthorized access and exfiltration, theft, or disclosure of certain types of personal information resulting from the company’s violation of a duty to maintain reasonable security procedures and practices. The CCPA also provides authority to the California Attorney General to seek civil penalties for intentional violations of the CCPA. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities. Additionally, this exception does not apply to the private cause of action afforded to individuals for information security incidents.
In addition, the CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020, or the CPRA, became operative. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, further restricts the use of cross-contextual advertising, establishes restrictions on the retention of personal information, expands the types of data breaches subject to the CCPA’s private right of action, provides for increased penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the new law. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how it is interpreted. In the interim, the CPRA will require additional investment in compliance programs and potential modifications to business processes
The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as other states or the federal government may follow California’s lead and increase protections for U.S. residents. For example, on March 2, 2021, the Virginia Consumer Data Protection Act was signed into law, which went into effect on January 1, 2023, and on July 8, 2021, the Colorado Privacy Act, was signed into law, which will take effect on July 1, 2023, was signed into law. On September 18, 2021, the Uniform Law Commission published the Uniform Personal Data Protection Act, which states may begin to adopt. The CCPA has already prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs and adversely affect our business.

Additionally, the Federal Trade Commission (FTC) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination and security of health-related and other personal information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5 of the FTC Act. Additionally, the FTC recently published an advance notice of proposed rulemaking on commercial surveillance and data security, and is seeking comment on whether it should implement new trade regulation rules or other regulatory alternatives concerning the ways in which companies (1) collect, aggregate, protect, use, analyze, and retain consumer data, as well as (2) transfer, share, sell, or otherwise monetize that data in ways that are unfair or deceptive.
Our business relies on secure and continuous processing of information and the availability of our Information Technology (IT) networks and IT resources, as well as critical IT vendors that support our technology and data processing operations. Security breaches, computer malware and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. OCR, pursuant to legislation passed in 2021, recently issued guidance on recognized security practices for covered entities and business associates. OCR indicated that recognized security practices will not be an aggravating factor in OCR investigations, but that implementation of recognized security practices strengthen an organization’s cybersecurity and regulatory posture, as well as possibly lessening enforcement penalties in a potential regulatory enforcement
We regularly monitor, defend against and respond to attacks to our networks and other information security incidents. Despite our information security efforts, our facilities, systems, and data, as well as those of our third party service providers, may be vulnerable to privacy and information security incidents such as data breaches, viruses or other malicious code, coordinated attacks, data loss, phishing attacks, ransomware, denial of service attacks, or other security or IT incidents caused by threat actors, technological vulnerabilities or human error. If we, or any of our IT support vendors, fail to comply with laws requiring the protection of sensitive personal information, or fail to safeguard and defend personal information or other critical data assets or IT systems, we may be subject to regulatory enforcement and fines as well as private civil actions. We may be required to expend significant resources in the response, containment, mitigation of cybersecurity incidents as well as in defense against claims that our information security was unreasonable or otherwise violated applicable laws or contractual obligations.
In addition to our operations in the United States, which may be subject to healthcare and other laws relating to the privacy and security of health information and other personal data, we may seek to conduct clinical trials in the EEA and may become subject to additional EEA data privacy laws, regulations and guidelines. The General Data Protection Regulation, or EU GDPR, became effective on May 25, 2018, and deals with the collection, use, storage, disclosure, transfer or other processing of personal data, including personal health data, regarding individuals in the EEA. The EU GDPR imposes a broad range of strict requirements on companies subject to the EU GDPR, including requirements relating to having legal bases for processing personal data (i.e., data relating to identifiable individuals) and transferring such personal data outside the EEA, including to the United States, and providing details to those individuals regarding the processing of their personal data, keeping personal data secure, having data processing agreements with third parties who process personal data on our behalf, responding to individuals’ requests to exercise their rights in respect of their personal data, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments and record-keeping. Further, national laws of member states of the EU may partially deviate from the EU GDPR and impose different obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EEA. In particular, as it relates to processing and transfer of genetic data and health data, the EU GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty.
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

The EU GDPR also prohibits the transfer of personal data from the EEA to the United States and other countries that are not recognized as having “adequate” data protection laws by the European Commission unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards allowing U.S. companies to import personal data from the EEA has been certification to the EU-U.S. Privacy Shield framework administered by the U.S. Department of Commerce. However, the European Court of Justice, or the ECJ, issued a decision in July 2020 which invalidated the EU-U.S. Privacy Shield framework for international transfers (Schrems II) and imposed further restrictions on the use of standard contractual clauses (SCCs) including, a requirement for companies to carry out a transfer privacy impact assessment, which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under the SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EU. Following that decision, the Swiss Federal Data Protection and Information Commissioner (FDPIC) took a similar view and considered that data transfers based on the Swiss-U.S. Privacy Shield framework are no longer lawful (despite the fact that Schrems II is not directly applicable in Switzerland (unless the Swiss based company is subject to the EU GDPR) and the Swiss-U.S. Privacy Shield has not been officially invalidated).
Further, the European Commission published new EU SCCs in June 2021, which place onerous obligations on the contracting parties. Therefore, until recently, there were few, if any, viable alternatives to the SCCs. However, on October 7, 2022, President Biden introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework which will act as a successor to the invalidated EU-U.S. Privacy Shield. If approved by the European Commission and implemented, the agreement will facilitate the transatlantic flow of personal data and provide an alternative data transfer mechanism (in addition to SCCs) for companies transferring personal data from the EU to the U.S. However, before entities rely on the new EU-U.S. Privacy Shield, there are still legislative and regulatory steps that must be undertaken both in the U.S. and in the EU. Therefore, at present, the new EU SCCs are still the primary safeguard available for personal data transfers from the EU to the U.S. As such, the current legal position could restrict our activities in the EEA/Switzerland, limit our ability to provide our products and services in the EEA/Switzerland, and/or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EEA/Switzerland to the United States.
Following the U.K.’s departure from the EU (Brexit), the EU GDPR’s data protection obligations continue to apply to the UK in substantially unvaried form under the so-called “UK GDPR”. The UK GDPR exists alongside the UK Data Protection Act 2018 which implements certain derogations in the UK GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should be noted that the UK GDPR also prohibits the transfer of personal data from the UK to other countries that are not recognized as having “adequate” data protection laws, including the U.S., in a similar manner to the EU. In addition, the UK Government has published its own form of SCCs, known as the International Data Transfer Agreement and International Data Transfer Addendum to the new EU SCCs. The UK Information Commissioner’s Office has also published its version of the transfer impact assessment and revised guidance on international transfers, although companies may choose to either use the EU style or UK style transfer impact assessment. In terms of international data transfers between the UK and US, it is understood that the UK and the US are negotiating an adequacy agreement.
In the event we commence clinical trials in the EEA, the UK or Switzerland, applicable data protection laws may increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms and safeguards to ensure compliance, including as implemented by individual countries. Compliance with data protection laws in the EEA, the UK and Switzerland is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities. We expect that we will continue to face uncertainty as to whether our efforts to comply with any obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or biopharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or biopharmaceutical partners to continue to use our products and solutions due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law. Such clients or biopharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the forgoing could materially harm our business, prospects, financial condition and results of operations.

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
We may also face new regulatory costs and challenges that could have an adverse effect on our operations. Since the regulatory framework in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime with respect to the approval of our product candidates in the U.K., now that U.K. legislation may depart from EU legislation. For instance, now the transition period has expired, Great Britain will no longer be covered by the centralized procedure for obtaining an EEA-wide marketing authorization from the European Medicines Agency, or EMA, and a separate process , will be required for authorization of drug products covering the UK or Great Britain only. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. and/or EU for our product candidates, which could significantly and materially harm our business.
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
Our internal computer systems and those of our current and any future collaborators, other contractors or consultants, and third-party suppliers (i.e. our supply chain) are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. We exercise little or no direct control over how these third parties operate their networks, which increases our vulnerability to problems with their systems. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our information systems, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials costlier to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, including due to the impact of the COVID-19 pandemic, Russian invasion of Ukraine, rising inflationary pressures and rising interest rates could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our suppliers, some of which are located outside of the United States, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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

Item 1B. Unresolved Staff Comments
Not Applicable.
Item 2. Properties
We lease a facility containing 32,974 square feet of laboratory and office space, which is located at 260 Littlefield Avenue, South San Francisco, California 94080. The Littlefield lease expires on February 28, 2025. In August 2022, we entered into an additional facility lease containing 12,456 square feet of office space, which is located at 611 Gateway Boulevard, South San Francisco, California 94080. The Gateway lease expires January 31, 2024. We believe that our current facilities are sufficient to meet our current and near-term needs for the business of developing and commercializing novel therapies for fibrotic diseases and that, should it be needed, suitable additional space will be available.
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
Holders of Record
As of the close of business on March 5, 2023, there were 28 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

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
Overview
We are a clinical stage biopharmaceutical company focused on discovering and developing novel therapies for the treatment of fibrosis and related diseases. Our initial focus is on treating fibrosis by inhibiting integrin-mediated activation of TGF-β. We have applied our deep understanding of fibrosis biology, along with our medicinal chemistry and translational medicine expertise to develop a set of proprietary tools designed to discover and de-risk product candidates quickly and efficiently. Our wholly-owned lead product candidate, bexotegrast (PLN-74809), is an oral, small molecule, dual selective inhibitor of αvß6 and αvß1 integrins that we are developing for the treatment of idiopathic pulmonary fibrosis, or IPF, and primary sclerosing cholangitis, or PSC. We are currently conducting three Phase 2a trials in our lead indications: two in IPF and one in PSC. We announced positive interim data from our first Phase 2a INTEGRIS-IPF trial in July 2022 and January 2023. We expect to release final data from the INTEGRIS-IPF trial in the second quarter of 2023.
We have also developed a second product candidate, PLN-1474, a Phase 2-ready oral, small molecule selective inhibitor of αvß1 for the treatment of advanced liver fibrosis associated with nonalcoholic steatohepatitis, or NASH. PLN-1474 was licensed to Novartis in 2019, and as part of a broad strategic realignment, Novartis has discontinued clinical development in NASH and, as a result, discontinued development of PLN-1474. In February 2023, Novartis returned global rights to PLN-1474 to Pliant.
In December 2022, we filed an investigational new drug (IND) application for our third clinical program, PLN-101095, a dual inhibitor of integrins αvß8 and αvß1 for the treatment of solid tumors resistant to immune checkpoint inhibitors. In January 2023, we received FDA clearance for our IND and expect to initiate a Phase 1 trial of PLN-101095 in the second quarter of 2023.
In addition to our clinical programs, we are currently advancing a preclinical integrin-based program targeting muscular dystrophies.
Recent Highlights
Bexotegrast Highlights
•INTEGRIS-IPF Phase 2a clinical data from bexotegrast 320 mg dose at 12-weeks showed bexotegrast was well tolerated and demonstrated statistically significant forced vital capacity (FVC) increase in patients with idiopathic pulmonary fibrosis (IPF). Bexotegrast at 320 mg was well tolerated with no drug-related severe or serious adverse events and showed dose-proportional increases in plasma concentrations, consistent with prior studies. Exploratory efficacy endpoints demonstrated strong treatment effects on FVC, Quantitative Lung Fibrosis (QLF) imaging and biomarkers over 12 weeks. In addition, no bexotegrast-treated patients experienced disease progression as defined by FVC percent predicted (FVCpp) decline of greater than or equal to 10%, a risk factor associated with increased mortality in IPF patients.
•INTEGRIS-IPF Phase 2a trial on track for final 24-week data readout from the bexotegrast 320 mg dose group in the second quarter of 2023. This randomized, double-blind, placebo-controlled trial is evaluating bexotegrast at a once-daily dose of 320 mg administered for at least six months and up to 48 weeks in approximately 28 patients with IPF. The trial will evaluate primary and secondary endpoints of safety, tolerability, and pharmacokinetics. Exploratory efficacy endpoints will include effect on FVC and QLF, as well as serum biomarkers.
•INTEGRIS-PSC topline Phase 2a data expected in the third quarter of 2023. This 12-week randomized, dose-ranging, double-blind, placebo-controlled trial is evaluating the safety, tolerability, and pharmacokinetics of bexotegrast in primary sclerosing cholangitis (PSC) patients. The trial is also evaluating exploratory efficacy endpoints including fibrosis biomarkers such as PRO-C3 and enhanced liver fibrosis (ELF), changes in alkaline phosphatase (ALP), and liver imaging.
•EMA Orphan Drug designation received for bexotegrast for the treatment of IPF. European Medicines Agency’s (EMA’s) Orphan Drug designation is designed to encourage the development of new treatments for rare conditions. The benefits of Orphan Drug designation include trial design assistance, a centralized EU approval process, and 10 years of market exclusivity. Bexotegrast received Orphan Drug designation from the United States Food and Drug Administration (FDA) in 2018.
Early-Stage Development Programs
•IND open for PLN-101095 for the treatment of solid tumors resistant to immune checkpoint inhibitors. In January 2023, the U.S. Food and Drug Administration (FDA) cleared the company’s Investigational New Drug (IND) application for PLN-101095, an oral, small molecule, dual selective inhibitor of αvβ8 and αvβ1 integrins. Initiation of a Phase 1 trial of PLN-101095 in patients with solid tumors that are resistant to immune checkpoint inhibitors is expected in the second quarter of 2023.
•Muscular dystrophy program progressing through IND enabling activities. IND submission for this program is expected in 2023.
Corporate Highlights
•Closing of underwritten public offering of $287.5 million in common stock. The Company closed a public offering in January 2023, yielding $269.9 million in net proceeds to the Company, which included the underwriter’s exercise in full of their option to purchase additional shares. Pliant intends to use the net proceeds from the offering, together with its existing cash, cash equivalents and investments, to develop its ongoing and future preclinical and clinical programs including bexotegrast and PLN-101095, further develop its integrin targeting platform, to fund working capital, operating expenses and capital expenditures, and for other general corporate purposes.
•Appointment of Lily Cheung as Chief Human Resources Officer. Ms. Cheung brings over 25 years of Human Resources experience across the technology and biopharmaceutical industries, including more than 15 years of commercial-stage experience.
•Appointments of Darren Cline and Thomas McCourt to the Company’s Board of Directors. Mr. Cline and Mr. McCourt each bring over 30 years of strategic and operational experience in building commercial organizations to the Company. Mr. Cline currently serves as Chief Executive Officer and President of Epygenix Therapeutics. Mr. McCourt currently serves as Chief Executive Officer of Ironwood Pharmaceuticals.
•Work has completed under the Novartis collaboration. During the three-year term of the collaboration, Pliant achieved successful validation of a novel integrin receptor as a potential next generation target for treatment of fibrotic diseases and is in the process of developing candidates against the target. As part of a broad strategic realignment, Novartis has discontinued clinical development in NASH. As a result, Novartis has terminated development of PLN-1474, an inhibitor of αvβ1 targeting NASH-associated advanced liver fibrosis, which they licensed in 2019 and returned global rights to Pliant. PLN-1474 is a phase 2-ready asset, having shown a favorable safety and pharmacokinetic profile in Phase 1 trials.
2023 Anticipated Milestones
•24-week data from the 320 mg dose group of the INTEGRIS-IPF Phase 2a trial in patients with IPF is expected in the second quarter of 2023.
•Initiation of a Phase 2b trial of bexotegrast in patients with IPF is expected in mid-2023.
•Initiation of a Phase 1 trial of PLN-101095 in patients with solid tumors resistant to immune checkpoint inhibitors is expected in the second quarter of 2023.
•Topline data from the 40, 80 and 160 mg dose groups of the INTEGRIS-PSC Phase 2a trial in patients with PSC is expected in the third quarter of 2023.
Since inception, we have had significant operating losses. Our net loss was $123.3 million, $97.3 million and $41.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $338.4 million and cash, cash equivalents and short-term investments of $331.2 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase in connection with our ongoing activities, as we:
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
COVID-19 Pandemic
The novel coronavirus, or COVID-19, continues to spread throughout the United States and worldwide. We have been, and in the future could be, materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the outbreak of COVID-19. While difficult to predict or quantify the overall impact of the pandemic to our operations, among other things, our clinical trials have experienced delays, and may experience additional delays in the future, extending the timelines and increasing the overall costs to finish the clinical trials, as our fixed costs are not substantially reduced while the clinical trials are delayed. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations have been and will be affected. We remain focused on maintaining a strong balance sheet, liquidity and financial flexibility and continue to monitor developments as we deal with the continued disruptions and uncertainties from a business and financial perspective relating to COVID-19.
Financial Operations Overview
Revenue
We have not generated any revenue from product sales and do not expect to do so in the near future. Our revenue to date is derived from a Collaboration and License Agreement with Novartis, or the "Novartis Agreement," that was executed in 2019.
The Novartis Agreement is for the development and commercialization of PLN-1474 and up to three additional integrin research targets. Under the terms of the Novartis Agreement, we received an upfront license fee payment of $50.0 million for the worldwide, exclusive license to PLN-1474 and an additional $29.0 million upon the achievement of specified research and development milestones. As part of a broad strategic realignment, Novartis has discontinued clinical development in NASH and, as a result, discontinued development of PLN-1474. In February 2023, Novartis issued a termination notice for the collaboration and license agreement, and returned global rights to Pliant for PLN-1474.
Upon termination, we are no longer eligible to receive additional milestone or royalty payments under the arrangement, however, we will continue to earn research and development services revenues, up to $20.0 million and up to $18.4 million for the research and development activities associated with PLN-1474 and integrin research targets, respectively. As of December 31, 2022, we estimate an additional $1.4 million of aggregate research and development funding remains available for use under the arrangement.
Revenues for the years ended December 31, 2022 and 2021 were $9.7 million and $7.6 million, respectively.

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
The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Employee-related expenses	$30,316	$20,730
Outside and consulting services for preclinical studies and research and development activities by third party contract organizations	25,402	15,674
Clinical trials expenses	26,032	29,263
Depreciation of lab equipment and costs of equipment and supplies	5,859	5,968
Technology and intellectual property licenses	85	33
Facilities and other allocated expenses	9,242	5,880
Total research and development expenses	$96,936	$77,548
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
Interest Expense
Our interest expense is derived from a term loan executed under the Oxford Loan Agreement that we entered into in May 2022. Borrowings under the Oxford Loan Agreement bear interest at a rate per annum equal to 1-month term Secured Overnight Financing Rate (SOFR) plus 8.5%, subject to an agreed upon floor and cap.

Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021

(In thousands, except percentages)	Year Ended December 31,
	2022	2021	$ Change	% Change
Revenue	$9,685	$7,572	$2,113	27.9%
Operating expenses:
Research and development	(96,936)	(77,549)	(19,387)	25.0%
General and administrative	(39,949)	(27,558)	(12,391)	45.0%
Total operating expenses	(136,885)	(105,107)	(31,778)	30.2%
Loss from operations	(127,200)	(97,535)	(29,665)	30.4%
Interest and other income (expense), net	4,670	272	4,398	1,616.9%
Interest expense	(791)	—	(791)	NM
Net loss	$(123,321)	$(97,263)	$(26,058)	26.8%
_________________________
NM:  Results not meaningful
Revenue
Revenue was $9.7 million and $7.6 million for the years ended December 31, 2022 and 2021, respectively. The increase of $2.1 million was primarily due to the recognition of a $4.0 million milestone payment in the second quarter of 2022 as Novartis exercised their right to opt-in to a research program and secured an exclusive license to compounds associated with an integrin research target. This increase was partially offset by a decrease in research and development services revenues associated with PLN-1474 given our most significant contribution to the development plan concluded upon transfer of the IND to Novartis in the first quarter of 2021.
We expect our revenue to be derived from the Novartis Agreement for remainder of the term of our collaboration for which we received a termination notice in February 2023. Unless we enter into additional contracts with customers, we do not expect to generate revenues beyond the second quarter of 2023.
Research and Development Expenses
Research and development expenses were $96.9 million and $77.5 million for the years ended December 31, 2022 and 2021, respectively. The increase of $19.4 million was primarily due to:
•$9.6 million increase in employee-related costs owing to the increase in our research and development workforce and stock-based compensation;
•$9.7 million increase in outside and consulting services for preclinical studies and research and development activities by third party contract organizations for the advancement of our preclinical programs;
•$3.2 million decrease in clinical trial expenses largely due to decreased expenses associated with Phase 1 clinical trials, partially offset by an increase in expenses for our Phase 2 trials of bexotegrast.
•$0.1 million decrease in depreciation of lab equipment and costs of equipment and supplies;
•$0.1 million increase in technology and intellectual property licenses; and

•$3.4 million increase in facilities and other allocated expenses
General and Administrative Expenses
General and administrative expenses was $39.9 million and $27.6 million for the years ended December 31, 2022 and 2021, respectively. The increase of $12.4 million was primarily due to a $9.1 million increase in employee-related costs, including stock-based compensation, and a $3.3 million increase in legal, accounting and other professional services.
Interest and other income (expense), net
Interest and other income (expense), net was $4.7 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively. The increase of $4.4 million was due to higher average investment balances in 2022 compared to 2021 resulting from significant financing activities occurring mid-year 2022 coupled with an increase in the yield on our short-term investment portfolio.
Interest Expense
Interest expense, net was $0.8 million and zero for the years ended December 31, 2022 and 2021, respectively. The increase of $0.8 million was due to the interest incurred from the Oxford Financing Term Loan, which was issued in the second quarter of 2022.
Liquidity and Capital Resources
Overview
As of December 31, 2022, we had cash, cash equivalents and short-term investments of $331.2 million. Our cash, cash equivalents and short-term investments consist of U.S. Treasury securities, U.S. Government agency securities and highly rated, investment-grade corporate debt securities.
In May 2022, as amended in October 2022, we entered into a Loan and Security Agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (or "Oxford"). Upon closing of the Oxford Loan Agreement, we drew $10.0 million and decided to forego drawing on the additional $40.0 million currently available to us. A further $50.0 million may become available to us, $25.0 million upon the achievement of a pre-determined development milestone and $25.0 million at Oxford's discretion.
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
In January 2023, we completed an underwritten public offering of 9,583,334 shares of common stock, including the exercise in full of the underwriters' option to purchase 1,250,000 additional shares of common stock. The shares were offered at a price to the public of $30.00 per share, resulting in aggregate proceeds of approximately $269.9 million, net of underwriting discounts, commissions and offering expenses.
We believe that our existing capital resources, together with the proceeds our January 2023 public offering, will be sufficient to meet our projected operating requirements into the second half of 2026. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned.
Our operations have been financed primarily through the issuance and sale of convertible preferred stock, issuance of common stock and our collaboration with Novartis. In July 2021, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may issue and sell up to $150.0 million of shares of common stock from time to time. On July 2, 2021, we filed a registration statement on Form S-3 (File No. 333-257684), as amended, which included a sales agreement prospectus registering the offer and sale of shares under the Sales Agreement (the “Sales Agreement Prospectus”). From July 2, 2021 to January 23, 2023, no shares of common stock were sold pursuant to the Sales Agreement or the Sales Agreement Prospectus. We terminated the Sales Agreement Prospectus on January 23, 2023 in connection with our January 2023 public offering, but the Sales Agreement remains in full force and effect. We will not make any sales of shares of our common stock pursuant to the Sales Agreement unless and until a new sales agreement prospectus or prospectus supplement is filed. We have not issued any shares pursuant to any at-the-market offerings, including pursuant to the Sales Agreement, but may do so at a future date.

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
•the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration, or FDA, and other comparable foreign regulatory authorities including but not limited to the European Medicines Agency (EMA), the UK Medicines and Healthcare products Regulatory Agency (MHRA);
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
•the cost and timing of achieving favorable pricing and reimbursement agreements with the pricing authorities in each market of interest, including of securing a positive recommendation after undergoing a health technology assessment by health technology authorities;
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

Cash Flows
The following summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(94,631)	$(75,443)
Net cash provided by (used in) investing activities	(150,204)	73,699
Net cash provided by financing activities	226,854	2,527
Net increase (decrease) in cash and cash equivalents	$(17,981)	$783
Cash Used in Operating Activities
Net cash used in operating activities was $94.6 million for the year ended December 31, 2022 compared to $75.4 million for the year ended December 31, 2021. The increase in cash used in operating activities of $19.2 million between the year ended December 31, 2022 and 2021 was primarily due to an increase in our net loss of $26.1 million which was driven by an increase in operating expenses of $31.8 million.
Cash Provided by (Used in) Investing Activities
Net cash used in investing activities during the year ended December 31, 2022 was $150.2 million compared to net cash provided by in investing activities of $73.7 million during the year ended December 31, 2021. The increase in cash used by investing activities of $223.9 million between the year ended December 31, 2022 and 2021 is primarily due to the investment purchases following our July 2022 public offering plus regular variation year over year regarding the timing of investment purchases versus maturities in our short-term investment portfolio.
Cash Provided by Financing Activities
Net cash provided by financing activities was $226.9 million during the year ended December 31, 2022 as compared to $2.5 million during the year ended December 31, 2021. The increase in cash provided by financing activities of $224.3 million between the year ended December 31, 2022 and 2021 is attributable to the July 2022 public offering and term loan entered into under the Oxford Loan Agreement.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements or holdings in any variable interest entities.
Material Cash Requirements
The following table summarizes our material cash requirements as of December 31, 2022 (in thousands):

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Operating lease	$2,836	$3,624	$0	$—	$6,460
Total obligations	$2,836	$3,624	$0	$—	$6,460
We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, non-clinical studies and testing, manufacturing and other services and products. These contracts generally provide for termination following a certain period after notice and therefore we believe that our cancellable obligations under these agreements are not material and they are not included in the table above.
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
Revenue Recognition
As of December 31, 2022, all of our revenue to date has been generated from the Novartis Agreement. We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, ("Topic 606") we perform the following five steps: (i) identification of the contract(s) with the customer, (ii) identification of the promised goods or services in the contract and determination of whether the promised goods or services are performance obligations, (iii) measurement of the transaction price, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to our customer.
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
Accrued and Prepaid Research and Development Expenses
We record accrued expenses for estimated costs of our research and development activities which include the conduct of clinical studies and preclinical studies by third-party service providers. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in accrued liabilities in the balance sheets and within research and development expenses in the statements of operations and comprehensive loss. These costs are a significant component of our research and development expenses. We record accrued expenses for these costs based on factors such as estimates of the work completed and in accordance with agreements established with these third-party service providers. Any payments made in advance of services provided are recorded as prepaid assets, which are expensed as the contracted services are performed.
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
Emerging Growth Company Status and JOBS Act Accounting Election
Based on the market value of our common stock held by our non-affiliates as of June 30, 2021, we were considered a “large accelerated filer” on December 31, 2021 and thus lost, and will not regain, our status as an emerging growth company. Additionally, based on the market value of our common stock held by our non-affiliates as of June 30, 2022, we were considered a "non-accelerated filer" and “smaller reporting company” on December 31, 2022, and thus will not be subject to filing deadlines applicable to "accelerated filers," nor the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.
Recent Accounting Pronouncements
The information set forth under Note 2 to the financial statements under the caption “Recently Issued Accounting Pronouncements” is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Pliant Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Pliant Therapeutics, Inc. (the "Company") as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Accrued Research and Development Liabilities and Prepaid Expenses and Other Current Assets – Accrued and Prepaid Research and Development Expenses — Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
The Company records accrued expenses for costs of research and development activities which include the conduct of clinical studies and preclinical studies by third-party service providers, based upon the estimated amount of services provided but not yet invoiced. Any payments made in advance of services provided are recorded as prepaid assets, which are expensed as the contracted services are performed. The Company estimates the amount of work completed through review of detailed budgets and timelines included in its contracts and agreements, and updates these estimates with information obtained from third-party service providers and internal personnel on a quarterly basis. As of December 31, 2022, accrued research and development expenses were $11.2 million and prepaid research and development expenses were $3.4 million.
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
•For a sample of agreements and contracts, we obtained the corresponding invoices and evidence of payment to test the Company’s disbursements made to third-party service providers as of December 31, 2022.
•We compared invoices received by the Company subsequent to December 31, 2022 to the accrued research and development expenses recognized by the Company as of that date.

/s/ Deloitte & Touche LLP
San Francisco, California
March 9, 2023
We have served as the Company's auditor since 2018.

Pliant Therapeutics, Inc.
Balance Sheets
(In thousands, except number of shares and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$33,685	$51,665
Short-term investments	297,502	148,931
Accounts receivable	1,983	1,998
Tax credit receivable	83	83
Prepaid expenses and other current assets (Note 5)	7,058	6,764
Total current assets	340,311	209,441
Property and equipment, net	4,486	4,606
Operating lease right-of-use assets	5,422	6,330
Other non-current assets	394	838
Total assets	$350,613	$221,215
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,580	$2,971
Accrued research and development	11,218	5,868
Accrued and other liabilities (Note 6)	8,658	6,123
Lease liabilities, current	2,457	1,869
Total current liabilities	23,913	16,831
Lease liabilities, non-current	3,429	5,325
Long-term debt (Note 7)	9,929	—
Total liabilities	37,271	22,156
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.0001 par value; 300,000,000 shares authorized at December 31, 2022 and 2021; and 48,941,254 and 36,083,301 shares issued and outstanding at December 31, 2022 and 2021, respectively;	5	3
Additional paid-in capital	653,707	414,348
Accumulated deficit	(338,412)	(215,091)
Accumulated other comprehensive loss	(1,958)	(201)
Total stockholders’ equity	313,342	199,059
Total liabilities and stockholders’ equity	$350,613	$221,215
The accompanying notes are an integral part of these financial statements.

Pliant Therapeutics, Inc.
Statements of Operations and Comprehensive Loss
(In thousands, except number of shares and per share amounts)

	Year Ended December 31,
	2022	2021
Revenue	$9,685	$7,572
Operating expenses:
Research and development	(96,936)	(77,549)
General and administrative	(39,949)	(27,558)
Total operating expenses	(136,885)	(105,107)
Loss from operations	(127,200)	(97,535)
Interest and other income (expense), net	4,670	272
Interest expense	(791)	—
Net loss	$(123,321)	$(97,263)
Net loss attributable to common stockholders	$(123,321)	$(97,263)
Net loss per share, attributable to common stockholders:
Basic	$(2.94)	$(2.71)
Diluted	$(2.94)	$(2.71)
Shares used in computing net loss per share attributable to common stockholders:
Basic	42,015,908	35,846,421
Diluted	42,015,908	35,846,421
Comprehensive loss:
Net loss	$(123,321)	$(97,263)
Other comprehensive loss:
Net unrealized loss on short-term investments	(1,757)	(169)
Total other comprehensive loss	(1,757)	(169)
Comprehensive loss	$(125,078)	$(97,432)

The accompanying notes are an integral part of these financial statements.

Pliant Therapeutics, Inc.
Statements of Stockholders’ Equity
(In thousands, except number of shares and per share amounts)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2021	36,083,301	$3	$414,348	$(201)	$(215,091)	$199,059
Vesting of restricted stock awards	21,841	—	2	—	—	2
Option exercises	403,680	—	1,360	—	—	1,360
Stock-based compensation expense	—	—	22,598	—	—	22,598
Net unrealized loss on short-term investments	—	—	—	(1,757)	—	(1,757)
Common stock issued in a public offering, net of offering expenses	12,432,432	2	215,399	—	—	215,401
Net loss	—	—	—	—	(123,321)	(123,321)
Balance at December 31, 2022	48,941,254	$5	$653,707	$(1,958)	$(338,412)	$313,342
The accompanying notes are an integral part of these financial statements.

Pliant Therapeutics, Inc.
Statements of Stockholders’ Equity
(In thousands, except number of shares and per share amounts)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2020	35,552,795	$3	$400,918	$(32)	$(117,828)	$283,061
Vesting of restricted stock awards	103,164	—	9	—	—	9
Option exercises	427,342	—	2,984	—	—	2,984
Stock-based compensation expense	—	—	10,437	—	—	10,437
Net unrealized loss on short-term investments	—	—	—	(169)	—	(169)
Net loss	—	—	—	—	(97,263)	(97,263)
Balance at December 31, 2021	36,083,301	$3	$414,348	$(201)	$(215,091)	$199,059
The accompanying notes are an integral part of these financial statements.

Pliant Therapeutics, Inc.
Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(123,321)	$(97,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,823	1,535
Stock-based compensation expense	22,598	10,437
Noncash lease expense	1,858	1,669
(Accretion) amortization on short-term investments	(1,806)	1,262
Changes in operating assets and liabilities:
Accounts receivable	15	7,281
Prepaid expenses and other current assets	(294)	(2,266)
Other non-current assets	201	70
Accounts payable	(1,351)	891
Accrued liabilities	7,904	2,695
Operating lease liabilities	(2,258)	(1,754)
Net cash used in operating activities	(94,631)	(75,443)
Cash flows from investing activities:
Purchase of short-term investments	(325,716)	(219,887)
Maturity of short-term investments	177,272	295,539
Purchase of property and equipment	(1,760)	(1,953)
Net cash (used in) provided by investing activities	(150,204)	73,699
Cash flows from financing activities:
Proceeds from sale of common stock in a public offering	216,201	—
Proceeds term loan, net of issuance costs	9,850	—
Proceeds from issuances of common stock under benefit plans	1,360	2,984
Payment of offering costs	(557)	(457)
Net cash provided by financing activities	226,854	2,527
Net (decrease) increase in cash and cash equivalents	(17,981)	783
Cash and cash equivalents at beginning of period	51,665	50,882
Cash and cash equivalents at end of period	$33,684	$51,665
Supplemental disclosures of cash flow information:
Cash paid for interest	$615	$—
Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued liabilities	$—	$57
Reclassification of restricted stock awards from liabilities to common stock upon vesting	$2	$9
Net unrealized loss on short-term investments	$(1,757)	$(169)
Right-of-use assets obtained in exchange for new operating lease liabilities	$950	$—
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
Public Offering
In July 2022, the Company completed a public offering of 12,432,432 shares of common stock, including the exercise in full of the underwriters' option to purchase 1,621,621 additional shares of common stock. The shares were offered at a price of $18.50 per share, resulting in aggregate proceeds of approximately $215.4 million, net of underwriting discounts, commissions and offering expenses.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain prior year reported amounts have been reclassified to conform with the current period presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses as well as the disclosure of contingent assets and liabilities in the financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, accruals for research and development costs, fair value of assets, stock-based compensation, income taxes and uncertain tax positions. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances, however, actual results may differ from those estimates.
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
Fair Value Measurements
The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which to transact and the market-based risk. Fair value accounting is applied for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The carrying amount of the Company’s financial instruments, including cash and cash equivalents, tax credit receivable, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value due to their short-term maturities.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company invests in money market funds, U.S. Treasury securities, government notes and corporate debt securities. The Company limits its credit risk associated with its cash and cash equivalents by placing them with banks and institutions it believes are highly credit worthy and in highly rated investments. However, the Company had deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000. The Company performs credit evaluations of its customer, and the risk with respect to accounts receivable is further mitigated by the short duration of customer payment terms, generally within 60 days, and the pedigree of the customer base. During the years ended December 31, 2022 and 2021, Novartis accounted for 100% of the Company’s revenue and accounts receivable.
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
Short-Term Investments
The Company’s short-term investments consist of U.S. Treasury securities, U.S. government agency securities and corporate debt securities with remaining maturities beyond three months at the date of purchase. The Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time even prior to maturity and such investments represent cash available for current operations. As a result, short-term investments may include securities with maturities beyond twelve months that are classified within current assets in the Balance Sheets. As of December 31, 2022 and 2021, all of the Company’s short-term investments were classified as available-for-sale and were carried at fair market value with unrealized losses recorded in other comprehensive loss in the statements of operations and comprehensive loss. See Note 3 for further details.
Short-term investments are considered impaired when a decline in fair value is judged to be other-than-temporary. The Company consults with its investment managers and considers available quantitative and qualitative evidence in evaluating potential impairment of its short-term investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost and its intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge will be recorded to other expense, net, in the statements of operations and comprehensive loss and a new cost basis in the short-term investment will be established. As of December 31, 2022, the Company had not recorded any impairment related to other-than-temporary declines in the fair value of short-term investments and long lived assets.
The Company records an allowance for credit losses using an expected loss model. Credit losses are limited to the amount by which the amortized cost of an investment exceeds its fair value. A previously recognized credit loss may be decreased in subsequent periods if the Company’s estimate of fair value for the investment increases. To determine whether to record a credit loss, the Company considers issuer specific credit ratings and historical losses as well as current economic conditions and its expectations for future economic conditions.

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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long-lived assets during the years ended December 31, 2022 and 2021.
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
Stock-Based Compensation
The Company’s stock-based equity awards include restricted stock awards, stock options, restricted stock units ("RSUs"), performance-based restricted stock units ("PSUs"), and shares that will be issued under the Company’s 2020 Employee Stock Purchase Plan (“ESPP”). Stock-based compensation for awards that are granted to employees is accounted at fair value on the award grant date and the expense is recognized over the period the employee is required to provide service in exchange for the award, which is generally on a straight-line basis over the vesting period of the award. The expense is recorded in either research and development or general and administrative expenses in the statements of operations and comprehensive loss based on the function to which the related services are provided. Forfeitures are accounted for as they occur.
The Company utilizes the Monte Carlo simulation model with significant inputs including volatility and closing price of stock on grant for estimating the fair value of equity awards with market-based vesting conditions and uses the closing price of common stock on the date of grant for PSUs and RSUs with a performance or service-based vesting condition.
The Black-Scholes option-pricing model, used to estimate fair value of stock options with service-based vesting conditions, requires the use of the following assumptions:
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
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company's comprehensive loss represents unrealized losses on short-term investments.
Interest and other income
Interest and other income includes interest income from our short-term investment portfolio.
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
Common stock equivalent shares are excluded from the computation of diluted net loss or income per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is generally the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is antidilutive. The Company reported a net loss attributable to common stockholders during the years ended December 31, 2022 and 2021.
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
There were no assets or liabilities recorded at fair value using Level 3 inputs as of December 31, 2022 and 2021.
The following tables show the Company’s cash and cash equivalents and short-term investments by significant investment category as of December 31, 2022 and 2021 (in thousands):

	As of December 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Level 1:
Money Market Funds	$28,312	$—	$—	$28,312
Level 2:
U.S. Treasury securities included in cash and cash equivalents and short-term investments	4,446	—	(5)	4,441
U.S. government agency securities included in short-term investments	28,746	—	(111)	28,635
Corporate debt securities included in cash and cash equivalents and short-term investments	266,267	45	(1,887)	264,425
Total financial assets	$327,771	$45	$(2,003)	$325,813

	As of December 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Level 1:
Money Market Funds	$15,329	$—	$—	$15,329
Level 2:
U.S. government agency securities included in short-term investments	5,003	—	—	5,003
Corporate debt securities included in cash and cash equivalents and short-term investments	163,626	1	(202)	163,425
Total financial assets	$183,958	$1	$(202)	$183,757
The Company may sell certain of its short-term securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.
The following summarizes the remaining contractual maturities of the Company’s short-term investments as of December 31, 2022:

	Adjusted Cost	Market Value
Mature in 1 year or less	$252,238	$250,682
Mature in 1 to 2 years	47,222	46,820
Total	$299,460	$297,502
There were no liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021. There have been no transfers between fair value measurement levels during the years ended December 31, 2022 and 2021. In addition, there were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2022 and 2021.
As of December 31, 2022, the Company had not recorded any impairment related to other-than-temporary declines in the fair value of short-term investments.
The Company records interest income and accretion income earned on Money Market Funds and U.S. Treasury, U.S. government agency and corporate debt securities to interest and other income in its statement of operations and comprehensive loss.
4.    Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$9,581	$7,947
Leasehold improvements	1,650	1,618
Construction-in-progress	66	38
Computer equipment and software	30	22
Total property and equipment	11,327	9,625
Less: Accumulated depreciation	(6,841)	(5,019)
Total property and equipment, net	$4,486	$4,606
Depreciation expense during the years ended December 31, 2022, and 2021 was $1.8 million and $1.5 million, respectively.
5.    Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid research and development	$3,421	$2,819
Prepaid insurance	1,427	2,585
Prepaid licenses	959	819
Interest receivable	1,078	385
Other	173	156
Total prepaid expenses and other current assets	$7,058	$6,764

6.    Accrued and Other Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued compensation and benefits	7,200	5,216
Other accrued liabilities	1,458	907
Total accrued and other liabilities	$8,658	$6,123
Accrued compensation and benefits consist primarily of accrued bonuses and accrued vacation.

7.    Debt
In May 2022, as amended in October 2022, we entered into a term loan facility (the “Oxford Loan Agreement”) with Oxford Finance LLC (the "Lender") for up to $100.0 million. At closing, we entered into a term loan for $10.0 million of an initial $25.0 million tranche, with the remaining $15.0 million available through mid-February 2023. The Oxford Loan Agreement provides for an additional $75.0 million over three tranches, $50.0 million of which is at our option upon the satisfaction of certain conditions related to the development of bexotegrast and one of our preclinical product candidates, and $25.0 million at the Lender's discretion. In connection with the Oxford Loan Agreement, we granted a security interest in substantially all of our current and future assets. There are no warrants or financial covenants associated with the Oxford Loan Agreement.
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
The estimated fair value of the term loan as of December 31, 2022 was measured using Level 3 inputs and approximates the carrying value recorded to the balance sheet. The effective interest rate for the term loan is 12.69% and interest expense during the year ended December 31, 2022 was $0.8 million. We had no outstanding debt and did not incur interest expense in 2021.

Future maturities of debt as of December 31, 2022 are as follows (in thousands):

As of December 31, 2022
2023	$—
2024	—
2025	—
2026	5,455
2027	4,545
Thereafter	$—
Total	$10,000
Less: unamortized debt issuance costs	(133)
Accretion of final payment	62
Total	$9,929
8.    Novartis Collaboration and License Agreement (the "Novartis Agreement")
In 2019, we entered into the Novartis Agreement, for the development and commercialization of our preclinical product candidate, PLN-1474 and up to three additional integrin research targets. PLN-1474 is an internally discovered oral, small molecule selective inhibitor of integrin αvβ1, currently being developed for the treatment of liver fibrosis associated with nonalcoholic steatohepatitis (“NASH”). Pursuant to the agreement, we received an upfront, non-refundable license fee of $50.0 million and were eligible to receive additional payments of $416.0 million contingent upon achievement of specified research, development, regulatory and commercial events and royalties on world-wide net sales thereafter. Additionally, Novartis is funding up to $20.0 million associated with research and development services for PLN-1474 and up to $18.4 million for research and development services on the integrin research targets.
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
We determined the transaction price of the PLN-1474 research and development services and integrin target research and development services was $20.0 million and $18.4 million, respectively, as of December 31, 2022, and the performance obligations associated with the aggregate unrecognized transaction price of $1.4 million would be satisfied in 2023. As of December 31, 2022, variable consideration associated with specified research and development milestones totaling $387.0 million have been constrained from the transaction prices. In February 2023, Novartis issued a termination notice for the collaboration and license agreement, and is returning global rights for PLN-1474 as well as the early research targets and associated compounds. Please refer to Note 19 to our financial statements for additional information.
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
In the second quarter of 2022, Novartis exercised their right to opt-in to a research program and secured an exclusive license to compounds associated with an integrin research target, which entitled us to a $4.0 million payment, which was recognized in revenue and collected during 2022. To date, we have received $29.0 million in contingent payments and $387.0 million remain eligible for achievement.
During the year ended December 31, 2022, we recognized revenue of $9.7 million which consisted of revenue generated from research and development services and recognition of one contingent payment of $4.0 million associated with the integrin research target program. During the year ended December 31, 2021, we recognized revenue of $7.6 million which consisted of revenue generated from research and development services.
As of December 31, 2022 and 2021, there was a receivable of $2.0 million and $2.0 million, respectively, related to the Novartis Agreement. There were no contract assets or contract liabilities as of December 31, 2022 and 2021.

9.    Common Stock
As of December 31, 2022 and 2021, the Company had 300,000,000 authorized shares of common stock, at a par value of $0.0001 per share. The common stock has the following rights and privileges:
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

Shares reserved for future issuance

	December 31,
	2022	2021
Outstanding stock option awards	5,569,567	3,620,180
Vesting of RSUs	507,925	—
Vesting of PSUs*	531,796	—
Shares of common stock available for future grants under the 2020 Stock Option and Incentive Plan	2,937,769	4,234,213
Shares of common stock available for future issuance under the 2020 Employee Stock Purchase Plan	888,184	613,098
Shares of common stock available for future issuance under the 2022 Inducement Plan	1,000,000	—
Total shares reserved for future issuance	11,435,241	8,467,491
*PSUs granted and outstanding based on target level of achievement of 100%.
10.    Stock-Based Compensation
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
The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options or other awards including stock appreciation rights, restricted stock awards and restricted stock units to the Company’s employees, officers, directors, advisors, and consultants. As of December 31, 2022, the 2020 Plan had 2,937,769 shares of common stock available for future issuance.
In 2022, the Board of Directors adopted the 2022 Inducement Plan ("Inducement Plan"), under which the Company may grant restricted stock units, stock options, stock appreciation rights, and restricted stock awards. As of December 31, 2022, 1,000,000 shares of common stock were available for issuance.
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
The Company accounted for restricted stock awards as early exercised options and recognized a liability in other liabilities when cash was received for the purchase of shares of restricted stock. As shares of restricted stock vested, the Company reclassified the liability to common stock and additional paid in capital. As of December 31, 2022 and 2021, the Company recorded a liability included in accrued expenses and other liabilities of nil and $2,000, respectively.
There were no grants of restricted stock awards during the years ended December 31, 2022 and 2021.

The following table summarizes restricted stock activity during the year ended December 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding and unvested, as of December 31, 2021	21,841	$2.16
Vested	(21,841)	$2.16
Outstanding and unvested, as of December 31, 2022	—	$—
The aggregate fair value of restricted stock awards vested during the years ended December 31, 2022 and 2021 was $47,000 and $0.2 million, respectively. Total intrinsic value of outstanding unvested restricted stock awards as of December 31, 2022 and 2021 was nil and $0.3 million, respectively. As of December 31, 2022, there was no unrecognized compensation costs related to restricted stock awards.
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
The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for stock option awards with the following assumptions:

	Year Ended December 31,
	2022			2021
Expected volatility	73.78%	-	80.64%	74.83%	-	76.31%
Risk-free interest rate	1.64%	-	4.16%	0.61%	-	1.39%
Expected dividend	—			—
Expected term (in years)	5.33	-	6.08	5.44	-	6.08
Underlying common stock fair value	4.92	-	24.23	15.20	-	38.23
A summary of option activity under the 2015 Plan and the 2020 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	3,620,180	$14.56	8.25	$16,735
Granted	2,517,884	$11.65
Exercised	(140,443)	$4.80
Forfeited	(428,054)	$16.50
Outstanding as of December 31, 2022	5,569,567	$13.34	7.96	$43,696
Exercisable as of December 31, 2022	2,517,687	$12.06	7.01	$23,522
As of December 31, 2022, there was $27.7 million of unrecognized compensation costs that is expected to be recognized over the weighted-average periods of 2.6 years related to stock options. The total intrinsic value of time-based stock options exercised was $2.0 million and $6.9 million for December 31, 2022 and 2021, respectively. Intrinsic value represents the difference between the current fair value of the underlying stock and the exercise price of the stock option. The weighted-average grant date fair value of options granted during years ended December 31, 2022 and 2021 was $7.82 per share and $16.94 per share, respectively.

Restricted Stock Units
The service-based condition for restricted stock units ("RSUs") is generally satisfied over two years. The following table sets forth the outstanding RSUs and related activity for the year ended December 31, 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2021	—	—
Granted	525,825	17.43
Forfeited	(17,900)	17.30
Unvested balance as of December 31, 2022	507,925	17.43
As of December 31, 2022, the Company had $6.9 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 1.6 years.
Performance-Based Restricted Stock Units
Performance-based restricted stock units ("PSUs") vest upon the achievement of market and performance conditions. Market conditions include the Company's total shareholder return ("TSR") relative to the NASDAQ Biotechnology Index over the term of the award ending on June 30, 2024, and performance conditions consist of multiple clinical development milestones associated with bexotegrast. The performance vesting conditions generally must be satisfied within a two-year period and are forfeited if the vesting conditions are not met. Additionally, the number of shares of common stock issued upon vesting will range from 0% to 200% of the PSUs based on achievement of certain targets.
The fair value of PSUs with clinical development vesting conditions were determined to be equal to the fair market value of the Company's share price on the date of grant. The fair value of the TSR PSUs were derived from a Monte Carlo simulation model that used the following key assumptions:

Valuation date share price	$17.57
Award term (years)	1.92
Volatility	70.62%
Correlation coefficient	0.3508
Average peer group volatility	79.69%
Average peer group correlation coefficient	0.4397
Risk free interest rate	2.84%
The following table sets forth the outstanding PSUs associated with the TSR goal and related activity for the year ended December 31, 2022:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2021	—	—
Granted*	354,532	29.15
Vested	—	—
Unvested balance as of December 31, 2022*	354,532	29.15
*PSUs granted and outstanding based on target level of achievement of 100%.

The following table sets forth the outstanding PSUs associated with clinical development milestones and related activity for the year ended December 31, 2022:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2021	—	—
Granted*	354,532	17.57
Vested	(177,266)	17.57
Unvested balance as of December 31, 2022*	177,266	17.57
*PSUs granted and outstanding based on target level of achievement of 100%.
In December 2022, the first milestone applicable to PSUs with clinical development vesting conditions was achieved, resulting in a $3.1 million cumulative catch-up of stock-based compensation expense for such PSUs. As of December 31, 2022 the Company considered the remaining clinical development performance conditions probable of achievement.
As of December 31, 2022, the Company had $15.4 million of unrecognized stock-based compensation expense related to outstanding PSUs expected to be recognized over a remaining weighted-average period of 1.6 years.
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
Under the 2020 ESPP, eligible employees may purchase shares of our common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The 2020 ESPP provides for a six-month offering period. At the end of the purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of the fair market value at the beginning of the offering period or 85% of the fair market value at the end of the purchase period, subject to tax limitations on the total value of the purchase. The 2020 ESPP is considered a compensatory plan, and the Company recorded $0.4 million and $0.5 million in stock-based compensation expense for years ended December 31, 2022, and 2021, respectively. During the year ended December 31, 2022, 85,969 shares of common stock were issued under the 2020 ESPP. The Company used the Black-Scholes option pricing model to estimate stock-based compensation expense for the 2020 ESPP with the following assumptions:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	0.60% - 3.34%	0.06% - 0.07%
Expected term of options (in years)	0.50	0.50
Expected stock price volatility	63.17% - 82.02%	67.16% - 89.51%
Expected dividends	—%	—%

Stock-Based Compensation Expense
The following table presents the classification of stock-based compensation expense during the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Restricted stock awards	$36	$182
Stock options and ESPP	$13,280	$10,255
Restricted stock units	$1,892	$—
Performance-based restricted stock units	$7,390	$—
Total stock-based compensation expense	$22,598	$10,437
Research and development expenses	$8,730	$3,928
General and administrative expenses	13,867	6,509
11.    Income Taxes
The Company had a pre-tax U.S. book loss of $123.3 million, and $97.3 million, for the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the Company did not record an income tax provision. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax assets will not be realized.
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Income tax computed at federal statutory rate	21.0%	21.0%
State taxes, net of federal tax benefit	7.3%	7.7%
General business credit—federal	3.6%	5.3%
Stock-based compensation	(1.0)%	(0.7)%
Other permanent differences	(0.4)%	(0.1)%
Change in valuation allowance	(30.5)%	(33.2)%
Effective income tax rate	0.0%	—%

Net deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$65,689	$51,554
Research and development credits	19,688	13,989
Accrued expenses	387	292
Other	1,706	775
Capitalized research and development	13,900	—
Lease liability	1,638	2,000
Stock based compensation	5,073	1,816
Total deferred tax assets	108,081	70,426
Deferred tax liabilities:
Fixed asset basis	$(258)	$(61)
Prepaid expenses	(630)	(921)
Right of use asset	(1,509)	(1,760)
Total deferred tax liabilities	(2,397)	(2,742)
Valuation allowance	105,684	67,684
Net deferred taxes	$—	$—
Net operating losses and tax credit carryforwards were as follows (in thousands):

	December 31, 2022	Expiration Year
Net operating losses, federal (starting from January 1, 2018)	$190,697	Does not expire
Net operating losses, federal (before January 1, 2018)	$29,486	2035-2037
Net operating losses, state	$278,930	2035-2042
Tax credits, federal	$20,193	2036-2042
Tax credits, state	$5,587	Does not expire
Utilization of the net operating loss carryforwards and research credit carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code (“IRC”) and similar state provisions. Annual limitations may result in the expiration of the net operating losses and tax credit carryforwards before they are utilized. The Company performed a IRC Section 382 analysis through December 31, 2022 and does not expect any previous ownership changes to result in a limitation that will reduce the total amount of net operating loss and tax credit carryforwards disclosed that can be utilized. Subsequent ownership changes may affect the limitation in future years.
During the years ended December 31, 2022 and 2021, the Company recorded a full valuation allowance on federal and state deferred balances since management does not forecast the Company to be in a profitable position in the near future. Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2022 and 2021 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards and were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Valuation allowance at the beginning of the year	$67,684	$35,441
Increases recorded to income tax provision	38,000	32,243
Valuation allowance at the end of the year	$105,684	$67,684

The Company’s U.S. federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2017 through December 31, 2022. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period.
The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. The Company's accounting policy is to include interest and penalties as a component of tax expense. During the years ended December 31, 2022 and 2021, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2022	2021
January 1	$3,505	$2,007
Additions based on tax positions related to current year	1,547	1,081
Additions for tax positions of prior year	144	417
December 31	$5,196	$3,505
Effective January 1, 2022, we are subject to mandatory capitalization of Section 174 research and development expenditures. The capitalized expenses are subject to amortization over five and fifteen years for expenses incurred within the U.S. and outside of U.S., respectively.
12.    Commitments and Contingencies
Purchase Commitments
The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancellable on 30 days’ notice and the obligations under these contracts are largely based on services performed.
License and Collaboration Agreements
Potential payments related to the Company’s license and research agreements, including milestone and royalty payments, are detailed in Note 8.
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

15.    Leases
On January 1, 2021, the Company adopted ASC 842 and the following disclosures as of and for the years ended December 31, 2022 and 2021 are presented under ASC 842.
In February 2018, the Company entered into a non-cancelable lease agreement (the “Lease”) for premises consisting of approximately 32,974 square feet located in South San Francisco, California (the “Premises”). The Company moved into the Premises in July 2018. The Premises is being used for the Company’s corporate headquarters and principal operating facility. The term of the Lease is eighty-four months, which commenced on July 1, 2018. Base rent was abated for the first two months of the lease term and thereafter is $0.2 million per month during the first year of the lease term, with specified annual increases thereafter. The Company paid a refundable security deposit of approximately $0.4 million, which is included in other non-current assets in the Balance Sheets at December 31, 2022 and 2021. The Company has the right to extend the lease term by seven years upon written notice not more than twelve months nor less than nine months prior to the expiration of the original lease term, with monthly payments equal to the “fair rental value” as defined in the Lease. The exercise of lease renewal options is at the sole discretion of the Company and is not included in the ROU asset and lease liability as it is not reasonably certain of exercise. This lease does not contain material variable rent payments, residual value guarantees, covenants, or other restrictions.
In August 2022, the Company entered into a non-cancelable lease agreement for premises consisting of approximately 12,456 square feet located in South San Francisco, California. The premises is being used as additional office space for the Company. The term of the lease is 18 months, which commenced on August 1, 2022. Base rent is $0.1 million per month during the first year of the lease term, with specified annual increases of 3% thereafter. The Company has the right to extend the lease term by 3 years with monthly payments equal to the market rate of rent. The exercise of lease renewal options is at the sole discretion of the Company and is not included in the right-of-use (ROU) asset and lease liability as it is not reasonably certain of exercise. This lease does not contain material variable rent payments, residual value guarantees, covenants, or other restrictions.
For the years ended December 31, 2022 and 2021, the Company recognized expenses associated with the operating leases of $2.5 million and $2.3 million, respectively. Additionally for those same years, the Company incurred variable lease costs of $0.7 million and $0.9 million, respectively, which is comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance. Short-term lease expense and variable lease payments recorded in operating expenses were immaterial for the years ended December 31, 2022 and 2021. For the years ended December 31, 2022 and 2021, cash paid for amounts included in the measurement of operating lease liabilities was $2.7 million and $2.4 million, respectively.
The undiscounted future non-cancellable lease payments of the Company's operating lease liability as of December 31, 2022 were as follows (in thousands):

Year ending December 31:	Operating Leases
2023	$2,836
2024	2,422
2025	1,202
2026	—
2027	—
Total lease payments	$6,460
Less: Present value discount	574
Total current operating lease liabilities	$2,457
Total non-current operating lease liabilities	$3,429
The weighted-average remaining lease terms and discount rates related to the Company's operating leases were as follows:

	As of December 31,
	2022	2021
Weighted-average remaining lease term (in years)	2.30	3.40
Weighted-average discount rate	8.20%	7.9%

16.    Related Party Transactions
In June 2022 and 2021, the Company granted 15,000 and 26,572 stock options with a grant date fair value of $0.1 million and $0.5 million to partners of Third Rock Ventures who were also serving as non-employee directors on the Company's Board of Directors. Both of the non-employee directors resigned from the Company's Board of Directors in 2022. The shares of common stock subject to these options vest 25% on the first day of each calendar quarter for three quarters with the final vest date being the earlier of (i) the one-year anniversary of the grant date or (ii) the next Annual Meeting of Stockholders. The stock-based compensation expense related to these options was immaterial during the years ended December 31, 2022, and 2021.
17.    Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of $0.8 million and $0.6 million during the years ended December 31, 2022 and 2021, respectively.
18.    Net Loss Per Share Attributable to Common Stockholders
The following common share equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	Year Ended December 31,
	2022	2021
Options to purchase common stock	5,569,567	3,620,180
Restricted stock units	507,925	—
Performance-based restricted stock units*	354,532	—
Unvested restricted shares	—	21,841
Total	6,432,024	3,642,021
*PSUs outstanding based on target level of achievement of 100%.
A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021
Net loss per share:
Numerator
Net loss	$(123,321)	$(97,263)
Net loss attributable to common stockholders	$(123,321)	$(97,263)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders:
Basic	42,015,908	35,846,421
Diluted	42,015,908	35,846,421
Net loss per share attributable to common stockholders:
Basic	$(2.94)	$(2.71)
Diluted	$(2.94)	$(2.71)

19.    Subsequent Events
In January 2023, the Company completed a public offering of 9,583,334 shares of common stock, including the exercise in full of the underwriters' option to purchase 1,250,000 additional shares of common stock. The shares were offered at a price of $30.00 per share, resulting in aggregate proceeds of approximately $269.9 million, net of underwriting discounts, commissions and offering expenses.
On February 17, 2023, we received notice from Novartis Institutes for BioMedical Research, Inc. (“Novartis”) that Novartis has elected to exercise its right to terminate the Collaboration and License Agreement by and between the Company and Novartis, dated October 17, 2019 (the “Collaboration Agreement”), as amended by Amendment No. 1 to the Collaboration and License Agreement between the Company and Novartis, dated as of November 15, 2022 (“Amendment No. 1”). Novartis informed the Company of its decision, as part of its new strategy focusing on a limited number of therapeutic areas, to divest clinical NASH assets and, as a result, to discontinue the development of PLN-1474, a small molecule selective inhibitor of integrin αvß1, being developed for the treatment of liver fibrosis associated with NASH. The termination will take effect on April 18, 2023. Effective upon the termination of the Collaboration Agreement, all rights and licenses granted thereunder, including development candidates targeting the validated Research Target, PLN-1474 and the related IND, will revert back to the Company. The payment obligations of Novartis with respect to future milestones, royalties and research and development funding will also terminate.
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
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We considered our internal controls over financial reporting in regards to the impact of COVID-19 and concluded that our controls continue to operate without material effect on our internal controls over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters will be set forth uin our Proxy Statement for our 2023 Annual Meeting of Stockholders and is incorporated herein by reference. Information required by this item regarding compliance with Section 16(a) of the Exchange Act will be set forth in our Proxy Statement and is incorporated herein by reference.
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
Item 11. Executive Compensation.
Information required by this item regarding executive compensation will be set forth in our Proxy Statement and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item regarding security ownership of certain beneficial owners and management will be set forth in our Proxy Statement and is incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item regarding certain relationships, related transactions and director independence will be set forth in our Proxy Statement and is incorporated by reference.
Item 14. Principal Accounting Fees and Services.
Information required by this item regarding principal accounting fees and services will be set forth in our Proxy Statement and is incorporated by reference.

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
3.Exhibits. The following is a list of exhibits filed with this Annual Report or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	File Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	10-Q	001-39303	3.1	August 11, 2020
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-39303	3.1	September 16, 2022
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	333-238146	4.1	May 26, 2020
4.2	Amended and Restated Investors’ Right Agreement by and among the Registrant and certain of its stockholders, dated December 19, 2010.	S-1/A	333-238146	4.2	May 26, 2020
4.3	Description of the Registrant’s Securities	10-K	001-39303	4.3	March 16, 2021
10.1#	2020 Stock Option and Incentive Plan and forms of award agreement.	S-1/A	333-238146	10.2	May 26, 2020
10.2#	2015 Equity Incentive Plan and forms of award agreements thereunder.	S-1	333-238146	10.1	May 11, 2020
10.3#	2020 Employee Stock Purchase Plan.	S-1/A	333-238146	10.3	May 26, 2020
10.4#	Senior Executive Cash Incentive Bonus Plan.	S-1	333-238146	10.4	May 11, 2020
10.5#	Non-Employee Director Compensation Policy.	S-1/A	333-238146	10.6	May 26, 2020
10.6#	Executive Severance Plan.	S-1	333-238146	10.7	May 11, 2020
10.7#	Offer Letter, by and between the Registrant and Mike Ouimette, dated August 17, 2020.	10-Q	001-39303	10.1	November 10. 2020
10.8#	Offer Letter, by and between the Registrant and Éric Lefebvre, M.D., dated February 28, 2018.	S-1	333-238146	10.11	May 11, 2020
10.9#	Offer Letter, by and between the Registrant and Keith Cummings, M.D., MBA, dated November 29, 2018.	S-1	333-238146	10.10	May 11, 2020
10.10#	Offer Letter, by and between the Registrant and Hans Hull, J.D., dated February 10, 2016.	S-1	333-238146	10.9	May 11, 2020

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	File Herewith
10.11#	Offer Letter, by and between the Registrant and Bernard Coulie, M.D., Ph.D., dated October 12, 2015.	S-1	333-238146	10.8	May 11, 2020
10.12#	Form of Indemnification Agreement, by and between the Registrant and each of its directors and certain officers.	S-1	333-238146	10.13	May 11, 2020
10.13	Office Lease, by and between the Registrant and 260 Littlefield Avenue South San Francisco, California 94080, dated February 6, 2018.	S-1	333-238146	10.14	May 11, 2020
10.14†	Collaboration and License Agreement, by and between the Registrant and Novartis Institutes For Biomedical Research, Inc., dated October 17, 2019.	S-1	333-238146	10.15	May 11, 2020
10.15#	Amended and Restated Non-Employee Director Compensation Policy	10-K	001-39303	10.2	March 1, 2022
10.16†	First Amendment to Collaboration and License Agreement, by and between the Registrant and Novartis Institutes For Biomedical Research, Inc., dated November 15, 2022.					X
10.17#	2022 Inducement Plan dated September 14, 2022.					X
10.18	Loan and Security Agreement, by and between Registrant and Oxford Finance LLC, dated May 4, 2022.	8-K	001-39303	10.1	May 5, 2022
10.19	First Amendment to Loan and Security Agreement, by and between Registrant and Oxford Finance LLC, dated October 4, 2022.					X
10.20#	Amended and Restated Non-Employee Director Compensation Policy					X
10.21#	Offer Letter, by and between the Registrant and Lily Cheung, dated December 21, 2022.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	File Herewith
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
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
†    Portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 9, 2023

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

Name	Title	Date

/s/ Bernard Coulie	President, Chief Executive Officer and Director	March 9, 2023
Bernard Coulie, M.D., Ph.D.	Principal Executive Officer

/s/ Keith Cummings	Chief Financial Officer	March 9, 2023
Keith Cummings, M.D., M.B.A.	Principal Financial Officer

/s/ Hoyoung Huh	Chairman of the Board, Director	March 9, 2023
Hoyoung Huh, M.D., Ph.D.

/s/ Suzanne Bruhn	Director	March 9, 2023
Suzanne Bruhn, Ph.D.

	Director	March 9, 2023
Darren Cline

/s/ Gayle Crowell	Director	March 9, 2023
Gayle Crowell

/s/ John Curnutte	Director	March 9, 2023
John Curnutte, M.D.

/s/ Katharine Knobil	Director	March 9, 2023
Katharine Knobil, M.D.

	Director	March 9, 2023
Thomas McCourt

/s/ Smital Shah	Director	March 9, 2023
Smital Shah

/s/ David Pyott	Director	March 9, 2023
David Pyott