Form 10-Q
period 2023-03-31
PLIANT THERAPEUTICS, INC.
filed 2023-05-09
CIK 1746473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2023, the registrant had 59,156,444 shares of common stock, $0.0001 par value per share, outstanding.

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
•Our or our current or future collaborators' plans to initiate, recruit and enroll patients in, and conduct our clinical trials at the pace that we project;
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

Risks Related to Our Reliance on Third Parties
•We previously entered into a collaboration agreement, as amended, with Novartis Institutes for Biomedical Research, Inc., or Novartis, for the development of PLN-1474, which was terminated in April 2023, and may in the future seek to enter into collaborations with third parties for the development and commercialization of other product candidates. If we fail to enter into such collaborations, or if our collaborations are not successful, we may be unable to continue development of such product candidates, we would not receive any contemplated milestone payments or royalties, and we could fail to capitalize on the market potential of such product candidates.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Pliant Therapeutics, Inc.
Condensed Balance Sheets
(Unaudited)
(In thousands, except number of shares and per share amounts)

	March 31, 2023	*December 31, 2022
Assets
Current assets
Cash and cash equivalents	$102,527	$33,685
Short-term investments	474,787	297,502
Accounts receivable	3,297	1,983
Tax credit receivable	83	83
Prepaid expenses and other current assets (Note 5)	7,533	7,058
Total current assets	588,227	340,311
Property and equipment, net	4,197	4,486
Operating lease right-of-use assets	4,813	5,422
Other non-current assets	644	394
Total assets	$597,881	$350,613
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,419	$1,580
Accrued research and development	14,621	11,218
Accrued liabilities (Note 6)	4,733	8,658
Lease liabilities, current	2,380	2,457
Total current liabilities	23,153	23,913
Lease liabilities, non-current	2,850	3,429
Long-term debt (Note 7)	9,958	9,929
Total liabilities	35,961	37,271
Stockholders’ equity
Common stock, $0.0001 par value; 300,000,000 shares authorized at March 31, 2023 and December 31, 2022; and 58,978,902 and 48,941,254 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively;	6	5
Additional paid-in capital	939,205	653,707
Accumulated deficit	(375,960)	(338,412)
Accumulated other comprehensive loss	(1,331)	(1,958)
Total stockholders’ equity	561,920	313,342
Total liabilities and stockholders’ equity	$597,881	$350,613
*The condensed balance sheet as of December 31, 2022 has been derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these condensed financial statements

Pliant Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except number of shares and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$1,332	$1,249
Operating expenses:
Research and development	(29,273)	(20,881)
General and administrative	(14,154)	(8,579)
Total operating expenses	(43,427)	(29,460)
Loss from operations	(42,095)	(28,211)
Interest and other income (expense), net	4,858	111
Interest expense	(311)	—
Net loss	$(37,548)	$(28,100)
Net loss attributable to common stockholders	$(37,548)	$(28,100)
Net loss per share, attributable to common stockholders:
Basic	$(0.67)	$(0.78)
Diluted	$(0.67)	$(0.78)
Shares used in computing net loss per share attributable to common stockholders:
Basic	56,057,603	36,116,440
Diluted	56,057,603	36,116,440
Comprehensive loss:
Net loss	$(37,548)	$(28,100)
Net unrealized gain (loss) on short-term investments and cash equivalents	627	(749)
Total comprehensive gain (loss)	627	(749)
Comprehensive loss	$(36,921)	$(28,849)
The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except number of shares and per share amounts)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2022	48,941,254	$5	$653,707	$(1,958)	$(338,412)	$313,342
Common stock issued in a public offering, net of offering expenses	9,583,334	1	269,914	—	—	269,915
Option exercises	454,314	—	3,661	—	—	3,661
Stock-based compensation expense	—	—	11,923	—	—	11,923
Net unrealized gain on short-term investments	—	—	—	627	—	627
Net loss	—	—	—	—	(37,548)	(37,548)
Balance at March 31, 2023	58,978,902	$6	$939,205	$(1,331)	$(375,960)	$561,920

The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except number of shares and per share amounts)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2021	36,083,301	$3	$414,348	$(201)	$(215,091)	$199,059
Vesting of restricted stock awards	15,606	—	1	—	—	$1
Option exercises	63,552	—	51	—	—	51
Stock-based compensation expense	—	—	3,531	—	—	3,531
Net unrealized loss on short-term investments	—	—	—	(749)	—	(749)
Net loss	—	—	—	—	(28,100)	(28,100)
Balance at March 31, 2022	36,162,459	$3	$417,931	$(950)	$(243,191)	$173,793

The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Cash flows from operating activities
Net loss	$(37,548)	$(28,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	452	455
Stock-based compensation expense	11,923	3,531
Non-cash operating lease expense	609	244
(Accretion) amortization on short-term investments	(2,584)	272
Changes in operating assets and liabilities:
Accounts receivable	(1,314)	749
Prepaid expenses and other current assets	(476)	1,013
Other non-current assets	—	207
Accounts payable	(144)	1,770
Accrued liabilities	(538)	(364)
Operating lease liabilities	(656)	(275)
Net cash used in operating activities	(30,276)	(20,498)
Cash flows from investing activities
Purchase of short-term investments	(276,620)	(39,228)
Maturity of short-term investments	102,575	41,403
Purchase of property and equipment	(163)	(644)
Net cash (used in) provided by investing activities	(174,208)	1,531
Cash flows from financing activities
Proceeds from issuances of common stock under benefit plans	3,661	51
Payment of offering costs	(586)	(204)
Proceeds from sale of common stock in a public offering	270,251	—
Net cash provided by (used in) financing activities	273,326	(153)
Net increase (decrease) in cash and cash equivalents	68,842	(19,120)
Cash and cash equivalents at beginning of period	33,685	51,665
Cash and cash equivalents at end of period	$102,527	$32,545
Supplemental disclosures of cash flow information:
Cash paid for interest	$282	$—
Supplemental disclosures of noncash investing activities:
Net unrealized gain (loss) on short-term investments	$636	$(749)
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
Public Offering
In January 2023, the Company completed a public offering of 9,583,334 shares of common stock, including the exercise in full of the underwriters' option to purchase 1,250,000 additional shares of common stock. The shares were offered at a price of $30.00 per share, resulting in aggregate proceeds of approximately $269.9 million, net of underwriting discounts, commissions and offering expenses payable by us.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain prior year reported amounts have been reclassified to conform with the current period presentation.
The accompanying condensed balance sheet as of March 31, 2023, condensed statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, condensed statements of cash flows for the three months ended March 31, 2023 and 2022, and the condensed statements of stockholders’ equity for the three months ended March 31, 2023 and 2022, are unaudited. The balance sheet as of December 31, 2022 was derived from audited financial statements as of and for the year ended December 31, 2022. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023, and the results of its operations and its cash flows for the three months ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022, are also unaudited.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses as well as the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, stock-based compensation expense and accruals for research and development costs. The Company assesses estimates on an ongoing basis, however, actual results could materially differ from those estimates.
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three months ended March 31, 2023, as compared to the significant accounting policies described in Note 2 of the "Notes to the Financial Statements" in the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
3. Financial Instruments

The Company’s short-term investments consist of U.S. Treasury securities, U.S. Government agency securities and highly rated, investment-grade corporate debt securities with original maturities beyond three months at the date of purchase. The Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time even prior to maturity and such investments represent cash available for current operations. As a result, short-term investments may include securities with maturities beyond twelve months that are classified within current assets in the Balance Sheets. The Company’s short-term investments classified as available-for-sale are carried at fair market value with unrealized gains or losses recognized in the statements of operations and comprehensive loss.
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
There were no assets or liabilities recorded at fair value to the condensed balance sheets using Level 3 inputs as of March 31, 2023 and as of December 31, 2022.
The following tables show the Company’s Money Market Funds, U.S. Treasury securities, U.S. government agency securities and corporate debt securities by significant investment category as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Level 1:
Money Market Funds	$51,187	$—	$—	$51,187
Level 2:
U.S. Treasury securities included in cash and cash equivalents and short-term investments	14,446	9	(1)	14,454
U.S. government agency securities included in cash and cash equivalents and short-term investments	52,388	17	(101)	52,304
Corporate debt securities included in cash and cash equivalents and short-term investments	441,141	32	(1,288)	439,885
Total financial assets	$559,162	$58	$(1,391)	$557,831

	As of December 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Level 1:
Money Market Funds	$28,312	$—	$—	$28,312
Level 2:
U.S. Treasury securities included in cash and cash equivalents and short-term investments	4,446	—	(5)	4,441
U.S. government agency securities included in short-term investments	28,746	—	(111)	28,635
Corporate debt securities included in cash and cash equivalents and short-term investments	266,267	45	(1,887)	264,425
Total financial assets	$327,771	$45	$(2,003)	$325,813
The Company may sell certain of its short-term securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.
There were no liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022. The Company evaluates transfers between levels at the end of each reporting period and there have been no transfers between fair value measurement levels during the three months ended March 31, 2023. In addition, there were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2023 and December 31, 2022.

As of March 31, 2023, the Company had not recorded any impairment related to other-than-temporary declines in the fair value of short-term investments. Short-term investments are considered impaired when a decline in fair value is judged to be other-than-temporary. The Company consults with its investment managers and considers available quantitative and qualitative evidence in evaluating potential impairment of its short-term investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost and its intent and ability to hold the investment.
The Company records interest income, accretion income and amortization expense on Money Market Funds and U.S. Treasury, U.S. government agency and corporate debt securities to interest and other income (expense), net in its condensed statement of operations and comprehensive loss.
4. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Laboratory equipment	9,707	9,581
Leasehold improvements	1,650	1,650
Construction-in-progress	103	66
Computer equipment and software	$30	$30
Total property and equipment, gross	11,490	11,327
Less: Accumulated depreciation	(7,293)	(6,841)
Total property and equipment, net	$4,197	$4,486
Depreciation expense for the three months ended March 31, 2023 and 2022 was $0.5 million and $0.5 million, respectively.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Prepaid research and development	3,305	3,421
Prepaid insurance	935	1,427
Prepaid licenses	1,498	959
Interest receivable	1,377	1,078
Other	418	173
Total prepaid expenses and other current assets	7,533	7,058
6. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Accrued compensation and benefits	$3,447	$7,200
Other accrued liabilities	1,286	1,458
Total accrued liabilities	$4,733	$8,658
Accrued compensation and benefits consist primarily of accrued bonuses and accrued vacation.

7. Long-term Debt

In May 2022, we entered into a term loan facility (the “Oxford Loan Agreement”) with Oxford Finance LLC (the "Lender") for up to $100.0 million. At closing, we entered into a term loan for $10.0 million, and in the first quarter of 2023 we declined our option to draw an additional $40.0 million from the first and second tranche. The Oxford Loan Agreement provides for an additional $50.0 million over two tranches, $25.0 million of which is at our option upon the satisfaction of certain conditions related to the development of bexotegrast and one of our preclinical product candidates, and $25.0 million at the Lender's discretion. In connection with the Oxford Loan Agreement, we granted a security interest in substantially all of our current and future assets. There are no warrants or financial covenants associated with the Oxford Loan Agreement.
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
The estimated fair value of the term loan as of March 31, 2023 was measured using Level 2 and Level 3 inputs and approximates the carrying value recorded to the condensed balance sheet. The effective interest rate for the term loan is 12.69% and interest expense for the three months ended March 31, 2023 was $0.3 million.

Future maturities of debt as of March 31, 2023 are as follows (in thousands):

As of March 31, 2023
2023 (remainder of the year)	$—
2024	—
2025	—
2026	5,455
2027	4,545
Thereafter	—
Total payments	$10,000
Less: unamortized debt issuance costs	(127)
Accretion of final payment	$85
Total	$9,958

8. Novartis Collaboration and License Agreement (the "Novartis Agreement")
In 2019, we entered into the Novartis Agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) for the development and commercialization of our preclinical product candidate, PLN-1474 and up to three additional integrin research targets. On February 17, 2023, Novartis exercised their right to terminate the Novartis Agreement as part of their new strategy focusing on a limited number of therapeutic areas. The termination took effect on April 18, 2023, and effective upon the termination, all rights and licenses granted to Novartis under the Novartis Agreement, including PLN-1474, the related IND, and the validated research target, reverted back to us. The payment obligations of Novartis with respect to future milestones, royalties and research and development funding were also terminated.
The Novartis agreement provided for funding of up to $20.0 million associated with research and development services for PLN-1474 and up to $18.4 million for research and development services on the integrin research targets. We continued to provide research and development services on both programs through the termination date. As of March 31, 2023, the aggregate unrecognized transaction price of $0.3 million is associated with performance obligations we satisfied in the second quarter of 2023. Revenues associated with the Novartis Agreement for the three months ended March 31, 2023 and 2022 were $1.3 million and $1.2 million, respectively.
9. Preferred Stock
Under the Company’s Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”), the Company is authorized to issue two classes of shares: preferred and common stock. The preferred stock may be issued in series, and the Company’s board of directors is authorized to determine the rights, preferences, and terms of each series. These rights preferences and terms could include dividend rights, conversion rights, voting rights, terms of redemptions, liquidation preferences and sinking fund terms. As of March 31, 2023 and December 31, 2022, the Company was authorized to issue 10,000,000 shares of preferred stock and there was no outstanding preferred stock as of March 31, 2023 and December 31, 2022.

10. Common Stock
As of March 31, 2023 and December 31, 2022, the Company was authorized to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. The common stock has the following rights and privileges:
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
Shares reserved for future issuance

	As of March 31, 2023	As of December 31, 2022
Outstanding stock option awards	6,380,591	5,569,567
Vesting of RSUs	1,168,536	507,925
Vesting of PSUs	472,711	531,796
Shares of common stock available for future grants under the 2020 Stock Option and Incentive Plan	3,443,098	2,937,769
Shares of common stock available for future issuance under the 2020 Employee Stock Purchase Plan	844,888	888,184
Shares of common stock available for future issuance under the 2022 Inducement Plan	1,000,000	1,000,000
Total shares reserved for future issuance	13,309,824	11,435,241
11. Equity Incentive Plans and Stock-Based Compensation
In 2015, the Company's board of directors adopted the 2015 Equity Incentive Plan (as amended in 2018, 2019 and 2020, the “2015 Plan”), which provided for the grant of incentive stock options, nonqualified stock options or other awards including stock appreciation rights and restricted stock awards to the Company’s employees, officers, directors, advisors, and consultants. In May 2020, the board of directors adopted the 2020 Stock Options and Incentive Plan (the “2020 Plan”) and suspended the 2015 Plan. Awards outstanding under either the 2015 Plan or 2020 Plan that are cancelled, expire or otherwise terminated subsequent to May 2020 will become available for issuance as common stock under the 2020 Plan. Additionally, the 2020 Plan is subject to automatic increases on January 1 of each year beginning January 1, 2021. The number of shares added each January 1 will be equal to the lesser of (i) 5% of the outstanding shares on the immediately preceding December 31 or (ii) such amount as determined by the administrator of the 2020 Plan, which is the compensation committee of the board of directors of the Company.
The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options or other awards including stock appreciation rights, restricted stock awards and restricted stock units to the Company’s employees, officers, directors, advisors, and consultants. As of March 31, 2023, 3,443,098 shares of common stock were available for future issuance under the 2020 Plan.
In 2022, the Board of Directors adopted the 2022 Inducement Plan ("Inducement Plan"), under which the Company may grant restricted stock units, stock options, stock appreciation rights, and restricted stock awards to new hires. As of March 31, 2023, 1,000,000 shares of common stock were available for issuance under the Inducement Plan.

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
The Company used the Black-Scholes option pricing model to estimate stock-based compensation expense for stock option awards with the following assumptions:

Three months ended March 31,
	2023	2022
Expected volatility	80.97% - 81.41%	74.48% - 75.01%
Risk-free interest rate	3.42% - 4.18%	1.64% - 2.13%
Expected dividend	—	—
Expected term (in years)	5.77 - 6.08	6.02 - 6.08
Underlying common stock fair value	21.94 - 34.65	7.56 - 12.68
The Company granted 1,278,984 stock options under the 2020 Plan during the three months ended March 31, 2023.
A summary of option activity under the 2015 Plan and the 2020 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	5,569,567	$13.34	7.96	$43,696
Granted	1,278,984	$32.71
Exercised	(411,018)	$7.09
Forfeited	(56,942)	$12.87
Outstanding as of March 31, 2023	6,380,591	$17.63	8.33	$66,628
Exercisable as of March 31, 2023	2,441,738	$13.49	7.32	$32,909
Vested and expected to vest as of March 31, 2023	6,380,591	$17.63	8.33	$66,628

As of March 31, 2023, there were $52.7 million of unrecognized compensation costs that are expected to be recognized over the weighted-average period of 3.14 years related to stock options. Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of March 31, 2023. The weighted-average grant date fair value of options granted during the three months ended March 31, 2023 was $23.36 per share.
Restricted Stock Units
The service-based condition for restricted stock units ("RSUs") is generally satisfied over two years or three years. The following table sets forth the outstanding RSUs and related activity for the three months ended March 31, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding at December 31, 2022	507,925	17.43
Granted	671,708	34.65
Forfeited	(11,097)	20.19
Unvested and outstanding at March 31, 2023	1,168,536	27.30
As of March 31, 2023, the Company had $27.4 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 2.52 years.
Performance-Based Restricted Stock Units
Performance-based restricted stock units ("PSUs") vest upon the achievement of market and performance conditions. Market conditions include the Company's total shareholder return ("TSR") relative to the NASDAQ Biotechnology Index over the term of the award ending on June 30, 2024, and performance conditions consist of multiple clinical development milestones associated with bexotegrast. The performance vesting conditions generally must be satisfied within a two-year period and are forfeited if the vesting conditions are not met. Additionally, the number of shares of common stock issued upon vesting will range from 0% to 200% of the PSUs based on achievement of certain targets. The PSUs granted were allocated evenly between the market based, TSR, awards and those with performance conditions associated with clinical development milestones.
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
As of March 31, 2023, there were 354,532 PSUs associated with the TSR goal at target level achievement of 100% and related activity outstanding with a weighted average grant date fair value of $29.15 per share. There were no additional grants, forfeitures or vesting of the PSUs associated with market-based vesting conditions during the three months ended March 31, 2023.
The following table sets forth the outstanding PSUs associated with clinical development milestones and related activity during the three months ended March 31, 2023:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	177,266	17.57
Granted*	—	17.57
Adjustment for expected performance achievement	354,532	17.57
Vested	(177,266)	17.57
Unvested balance at March 31, 2023	354,532	17.57
In March 2023, the second of three milestones applicable to PSUs with clinical development vesting conditions was achieved. As of March 31, 2023, the Company considered the remaining clinical development performance conditions probable of achievement.
As of March 31, 2023, the Company had $10.9 million of unrecognized stock-based compensation expense related to unvested PSUs expected to be recognized over a remaining weighted-average period of 1.33 years.
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
Under the 2020 ESPP, eligible employees may purchase shares of our common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The 2020 ESPP provides for a six-month offering period. At the end of the purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of the fair market value at the beginning of the offering period or 85% of the fair market value at the end of the purchase period, subject to tax limitations on the total value of the purchase. The 2020 ESPP is considered a compensatory plan, and the Company recorded $0.2 million in stock-based compensation expense for the three months ended March 31, 2023. There was $0.1 million in stock-based compensation expense attributed to the 2020 ESPP for the three months ended March 31, 2022. During the three months ended March 31, 2023, 43,296 shares of common stock were issued under the 2020 ESPP with 844,888 shares remaining available for issuance under the 2020 ESPP. The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for the 2020 ESPP with the following assumptions:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	5.20%	0.60%
Expected term of options (in years)	0.50	0.50
Expected stock price volatility	69.15%	63.17%
Expected dividends	—	—
Stock-Based Compensation Expense
The following table presents the components and classification of stock-based compensation expense for the Company’s stock-based awards for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Restricted stock awards	$—	$29
Stock options and ESPP	4,803	3,502
Restricted stock units	2,606	—
Performance-based restricted stock units	4,514	—
Total stock-based compensation expense	$11,923	$3,531
Research and development expenses	$4,848	$1,914
General and administrative expenses	$7,075	$1,617
12. Income Taxes
For the three months ended March 31, 2023 and 2022, the Company did not record an income tax provision. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax asset will not be realized. As a result, the Company’s effective tax rate will remain at 0% because there are no estimated or discrete items that would impact the tax provision.
13. Commitments and Contingencies
Purchase Commitments
The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancellable on 30 days’ notice and the obligations under these contracts are largely based on services performed.

14. Leases
In February 2018, the Company entered into a non-cancelable lease agreement (the “Lease”) for premises consisting of approximately 32,974 square feet located in South San Francisco, California (the “Premises”). The Company moved into the Premises in July 2018. The Premises is being used for the Company’s corporate headquarters and principal operating facility. The term of the Lease is eighty-four months, which commenced on July 1, 2018. Base rent was abated for the first two months of the lease term and thereafter is $0.2 million per month during the first year of the lease term, with specified annual increases thereafter. The Company paid a refundable security deposit of approximately $0.4 million, which is included in other non-current assets in the condensed balance sheets at March 31, 2023 and December 31, 2022. The Company has the right to extend the lease term by seven years upon written notice not more than twelve months nor less than nine months prior to the expiration of the original lease term, with monthly payments equal to the “fair rental value” as defined in the Lease. The exercise of lease renewal options is at the sole discretion of the Company and is not included in the right-of-use (ROU) asset and lease liability as it is not reasonably certain of exercise. This lease does not contain material variable rent payments, residual value guarantees, covenants, or other restrictions.
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
For each of the three months ended March 31, 2023 and 2022, the Company recognized expenses associated with the operating leases of $0.7 million. Additionally, the Company incurred variable lease costs of $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, which is comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance. Short-term lease expense and variable lease payments recorded in operating expenses were immaterial for the three months ended March 31, 2023 and 2022. Cash paid for amounts included in the measurement of operating lease liabilities was $0.8 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively.
The undiscounted future non-cancellable lease payments of the Company's operating lease liabilities as of March 31, 2023 were as follows (in thousands):

Operating Lease
2023 (remainder of the year)	$2,064
2024	2,422
2025	1,202
2026	—
2027	—
Total undiscounted lease payments	$5,688
Less: Present value discount	458
Total current operating lease liabilities	$2,380
Total non-current operating lease liabilities	$2,850
The weighted-average remaining lease terms and discount rates related to the Company's operating leases were as follows:

	As of March 31, 2023	As of March 31, 2022
Weighted-average remaining lease term (in years)	2.1	3.2
Weighted-average discount rate	8.2%	7.9%

15. Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of $0.3 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.
16. Net Loss Per Share Attributable to Common Stockholders
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	6,380,591	5,196,869
Restricted stock units	1,168,536	—
Performance-based restricted stock units*	—	—
Unvested restricted shares	—	6,235
Total	7,549,127	5,203,104
*No unvested performance-based restricted stock units are included above as none of the contingently issuable shares would be issued assuming the end of our reporting period was the end of the relevant PSU award contingency period

A reconciliation of the numerator and denominator used in the calculation of the basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Net loss per share:
Net loss	$(37,548)	$(28,100)
Net loss attributable to common stockholders	$(37,548)	$(28,100)
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders:
Basic	56,057,603	36,116,440
Diluted	56,057,603	36,116,440
Net loss per share attributable to common stockholders:
Basic	$(0.67)	$(0.78)
Diluted	$(0.67)	$(0.78)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or this Report, as well as our audited financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission, or SEC. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intention, beliefs and projections. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A of this Report and under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.
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
Overview
We are a clinical stage biopharmaceutical company focused on discovering and developing novel therapies for the treatment of fibrosis and related diseases. Our initial focus is on treating fibrosis by inhibiting integrin-mediated activation of TGF-β. We have applied our deep understanding of fibrosis biology, along with our medicinal chemistry and translational medicine expertise to develop a set of proprietary tools designed to discover and de-risk product candidates quickly and efficiently. Our wholly-owned lead product candidate, bexotegrast (PLN-74809), is an oral, small molecule, dual selective inhibitor of αvß6 and αvß1 integrins that we are developing for the treatment of idiopathic pulmonary fibrosis, or IPF, and primary sclerosing cholangitis, or PSC. We announced positive data from our Phase 2a INTEGRIS-IPF trial in January 2023 and May 2023 and expect to initiate BEACON-IPF, a Phase 2b trial of bexotegrast in patients with IPF, in mid-2023. BEACON-IPF is a 52-week, randomized, placebo-controlled trial evaluating bexotegrast at doses of 160 mg or 320 mg in approximately 270 patients with IPF. We are currently conducting a Phase 2a trial in primary sclerosing cholangitis, or PSC.
We have also developed a second product candidate, PLN-1474, a Phase 2-ready oral, small molecule selective inhibitor of αvß1 for the treatment of advanced liver fibrosis associated with nonalcoholic steatohepatitis, or NASH. PLN-1474 was licensed to Novartis in 2019, and as part of a broad strategic realignment, Novartis in early 2023 determined to discontinue clinical development in NASH and, as a result, discontinue development of PLN-1474. In February 2023, Novartis exercised its right to terminate the Novartis Agreement, and in April 2023 global rights to PLN-1474 were returned to Pliant.
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
First Quarter and Recent Highlights
Bexotegrast (PLN-74809) Highlights
•INTEGRIS-IPF Phase 2a 24-week 320 mg clinical data showed bexotegrast was well tolerated and demonstrated durable improvements in exploratory endpoints. This 24-week Phase 2a data from the 320 dose group showed bexotegrast was well tolerated up to 40 weeks, displayed a favorable pharmacokinetic profile and in exploratory efficacy endpoints showed improvements in forced vital capacity (FVC), Quantitative Lung Fibrosis (QLF) imaging, patient reported cough severity and biomarkers in patients with idiopathic pulmonary fibrosis (IPF) to Week 24. In January, 12-week data from the 320 mg dose group showed bexotegrast demonstrated statistically significant FVC increases at all time points, was well tolerated with no drug-related severe or serious adverse events and showed dose-proportional increases in plasma concentrations, consistent with prior dose groups.

•Initiation of BEACON-IPF, a Phase 2b trial of bexotegrast in patients with IPF, expected in mid-2023. BEACON-IPF is a 52-week, multinational, randomized, placebo-controlled trial evaluating bexotegrast at doses of 160 mg or 320 mg in approximately 270 patients with IPF.
•INTEGRIS-PSC Phase 2a 12-week clinical data expected in the third quarter of 2023. INTEGRIS-PSC is a 12-week randomized, dose-ranging, double-blind, placebo-controlled trial evaluating safety, tolerability and pharmacokinetics of bexotegrast at doses of 40, 80 or 160 mg in approximately 84 patients with primary sclerosing cholangitis (PSC). Exploratory efficacy endpoints include fibrosis biomarkers such as PRO-C3 and enhanced liver fibrosis (ELF) score, changes in alkaline phosphatase (ALP), and liver imaging. INTEGRIS-PSC is fully enrolled.
•First patient dosed in the INTEGRIS-PSC Phase 2a 320 mg dose cohort, evaluating bexotegrast for at least 24 weeks. This cohort is evaluating the safety, tolerability and pharmacokinetics of bexotegrast at a dose of 320 mg versus placebo over at least 24 weeks of treatment in approximately 28 patients with PSC. The trial is also evaluating exploratory efficacy endpoints including fibrosis biomarkers such as PRO-C3 and ELF score, changes in ALP and liver imaging.
Early-Stage Development Programs
•Initiation of a Phase 1 first-in-human trial of PLN-101095 in oncology expected in the second quarter of 2023. PLN-101095 is an oral, small molecule, dual selective inhibitor of αvβ8 and αvβ1 integrins designed to block TGF-β activation in the tumor microenvironment. Initiation of a Phase 1 trial in patients with solid tumors that are resistant to immune checkpoint inhibitors is expected in the second quarter of 2023.
•Muscular dystrophy program progressing through IND enabling activities. PLN-101325 is a monoclonal antibody designed to act as an allosteric agonist of the integrin α7β1. An IND submission for Duchenne muscular dystrophy (DMD) is expected in 2023.
Corporate Highlights
•Closing of underwritten public offering of $287.5 million in common stock. The Company closed a public offering in January 2023, yielding $269.9 million in net proceeds to the Company, which included the underwriter’s exercise in full of their option to purchase additional shares.
Since inception, we have had significant operating losses. Our net loss was $37.5 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $376.0 million and cash, cash equivalents and short-term investments of $577.3 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase in connection with our ongoing activities, as we:
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
Following termination of the Novartis Agreement, we are no longer eligible to receive additional milestone or royalty payments under the arrangement; however, we continued to earn research and development services revenues through the effective termination date of April 18, 2023. We recognized $1.3 million in revenues for performing research and development activities associated with PLN-1474 and integrin research targets in the three months ended March 31, 2023.
We estimate an additional $0.3 million of aggregate research and development funding remained available for use as of March 31, 2023 under the Novartis Agreement, which terminated effective April 18, 2023.
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
Interest and Other Income (Expense), net
Our interest and other income (expense), net consists of interest, accretion income and amortization expense on cash and cash equivalents, and short-term investments, and realized gains and losses on investments.
Interest Expense
Our interest expense is derived from a term loan under the Oxford Loan Agreement that we entered into in May 2022. Borrowings under the Oxford Loan Agreement bear interest at a rate per annum equal to 1-month term Secured Overnight Financing Rate (SOFR) plus 8.5%, subject to an agreed upon floor and cap.
Financial Operations Overview
Comparison of the three months ended March 31, 2023 and 2022 (in thousands)

	Three Months Ended March 31,
	2023	2022	$ Change
Revenue	$1,332	$1,249	$83
Operating expenses:
Research and development	(29,273)	(20,881)	(8,392)
General and administrative	(14,154)	(8,579)	(5,575)
Total operating expenses	(43,427)	(29,460)	(13,967)
Loss from operations	(42,095)	(28,211)	(13,884)
Interest and other income (expense), net	4,858	111	4,747
Interest expense	(311)	—	(311)
Net loss	$(37,548)	$(28,100)	$(9,448)

Revenue
Revenue was $1.3 million for the three months ended March 31, 2023 compared to $1.2 million for the three months ended March 31, 2022. The increase of $0.1 million is attributable to increased research and development services associated with the Novartis Agreement.
Research and development expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change
Employee-related expenses	$10,984	$6,155	$4,829
Outside and consulting services for preclinical studies and research and development activities by third-party contract organizations	5,399	6,376	(977)
Clinical trials expenses	9,073	5,515	3,558
Depreciation of lab equipment and costs of equipment and supplies	1,285	1,390	(105)
Facilities and other allocated expenses	2,513	1,436	1,077
Technology and intellectual property licenses	18	9	9
Total research and development expenses	$29,273	$20,880	$8,391
Research and development expenses for the three months ended March 31, 2023 was $29.3 million compared to $20.9 million for the three months ended March 31, 2022. The increase of $8.4 million is primarily attributable to employee-related expenses, driven by headcount, salaries and stock-based compensation expense, manufacturing expense for clinical drug supply, and facilities and other allocated charges. These costs were partially offset by a decrease in preclinical manufacturing costs associated with activities that were substantially complete in 2022.
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
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2023 was $14.2 million compared to $8.6 million for the three months ended March 31, 2022. The increase of $5.5 million is primarily attributable to employee-related costs, driven by salaries and stock-based compensation expense, consulting and other professional services expense.
We expect our general and administrative expenses to increase for the foreseeable future as we continue to build our administrative function to support our growth in operations.

Interest and Other Income (Expense), net
Interest and other income (expense), net for the three months ended March 31, 2023 was $4.9 million compared to $0.1 million for the three months ended March 31, 2022. The increase of $4.7 million resulted from higher interest income due to increased yields and an increase in short-term investments due to recent financing activities.
Interest Expense
Interest expense was $0.3 million and zero for the three months ended March 31, 2023 and 2022, respectively. The increase of $0.3 million was due to the interest incurred from our term loan under the Oxford Loan Agreement, issued in the second quarter of 2022.
Liquidity and Capital Resources
Overview
As of March 31, 2023, we had $577.3 million of cash, cash equivalents and short-term investments. Our short-term investments consist of U.S. Treasury securities, U.S. Government agency securities and highly rated, investment-grade corporate debt securities.
In May 2022 we entered into a Loan and Security Agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (or "Oxford"). In October 2022, we amended the Oxford Loan Agreement, extending the time period available to draw on the first two tranches, to mid-February 2023. Upon closing of the Oxford Loan Agreement, we drew $10.0 million and a further $50.0 million may become available to us, $25.0 million upon the achievement of pre-determined development milestones and $25.0 million at Oxford's discretion.
In July 2022, we completed an underwritten public offering of 12,432,432 shares of common stock, including the exercise in full of the underwriters' option to purchase 1,621,621 additional shares of common stock. The shares were offered at a price to the public of $18.50 per share, resulting in aggregate proceeds of approximately $215.4 million, net of underwriting discounts, commissions and offering expenses, payable by us.
In January 2023, we completed an underwritten public offering of 9,583,334 shares of common stock, including the exercise in full of the underwriters' option to purchase 1,250,000 additional shares of common stock. The shares were offered at a price of $30.00 per share, resulting in aggregate proceeds of approximately $269.9 million, net of underwriting discounts, commissions and offering expenses, payable by us.
We believe that our existing capital resources will be sufficient to meet our projected operating requirements to the second half of 2026. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned.
Our operations have been financed primarily through the issuance and sale of convertible preferred stock, issuance of common stock, debt and our collaboration with Novartis. During the third quarter of 2021, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may issue and sell shares of common stock from time to time. In March 2023, we filed a prospectus registering the offer and sale of up to $150.0 million of shares of common stock from time to time pursuant to the Sales Agreement. The issuance and sale of these shares pursuant to the Sales Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. As of March 31, 2023, we had not issued any shares pursuant to any at-the-market offerings.
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
Cash Flows
Comparison of the three months ended March 31, 2023 and 2022
The following summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(30,276)	$(20,498)
Net cash (used in) provided by investing activities	(174,208)	1,531
Net cash (used in) provided by financing activities	273,326	(153)
Net decrease in cash and cash equivalents	$68,842	$(19,120)
Cash Used in Operating Activities
Net cash used in operating activities was $30.3 million for the three months ended March 31, 2023 compared to $20.5 million for the three months ended March 31, 2022. The increase in cash used in operating activities of $9.8 million over the prior year is attributable to an increase in the net loss of $9.4 million, the timing of revenue related cash receipts and cash outlay to settle accrued liabilities.
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was $174.2 million for the three months ended March 31, 2023 compared to net cash provided by investing activities of $1.5 million for the same period in 2022. The increase in cash used by investing activities of $175.7 million is attributable to a significant purchase of short-term investments following the Company's public offering of shares of common stock in January 2023.

Cash (Used in) Provided by Financing Activities
Net cash provided by financing activities was $273.3 million for the three months ended March 31, 2023 compared to cash used in financing activities of $0.2 million for the same period in 2022. The increase of $273.5 million is mainly attributable to net proceeds from the Company's January 2023 underwritten public offering.
Contractual Obligations and Other Commitments
There have been no material changes to our contractual obligations and other commitments as of March 31, 2023, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
There have been no material changes to our critical accounting policies and estimates from those described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC.
Recent Accounting Pronouncements
See Note 2 to our condensed financial statements appearing elsewhere in this Report for more information.
Emerging Growth Company Status and JOBS Act Accounting Election
Based on the market value of our common stock held by our non-affiliates as of June 30, 2021, we were considered a “large accelerated filer” on December 31, 2021 and thus lost, and will not regain, our status as an emerging growth company. Additionally, based on the market value of our common stock held by our non-affiliates as of June 30, 2022 we were considered a "non-accelerated filer" and “smaller reporting company” on December 31, 2022, and thus will not be subject to accelerated filing deadlines nor the requirements of section 404(b) of the Sarbanes-Oxley Act of 2002.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash, cash equivalents and short-term investments of $577.3 million as of March 31, 2023 which consisted of bank deposits, highly liquid money market funds and short-term investments in U.S. treasury securities, U.S. government agency securities and corporate debt securities. Under the Oxford Loan Agreement, we had a $10.0 million term loan outstanding as of March 31, 2023 which is subject to the movement in interest rates, however the exposure is capped at 2.0%. Due to the short-term maturities of our cash equivalents and short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2023, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing and our prior collaboration with Novartis. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss was $123.3 million and $97.3 million for the years ended December 31, 2022 and 2021, respectively. As of March 31, 2023, we had an accumulated deficit of $376.0 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be at least several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to further develop and, if approved, market additional potential product candidates.
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
As of March 31, 2023, we had approximately $577.3 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses and capital expenditure requirements into the second half of 2026. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
•whether we are able to enter into future collaboration agreements and the terms of any such agreements;
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
We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We are early in our clinical development for both bexotegrast and PLN-1474. If bexotegrast encounters safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. We have completed several Phase 1 and Phase 2a trials of bexotegrast in IPF and are currently conducting a Phase 2a trial in PSC. We previously collaborated with Novartis to develop PLN-1474 for advanced liver fibrosis associated with NASH and have completed a Phase 1a SAD/MAD study evaluating PLN-1474 in healthy volunteers. As part of a broad strategic realignment, Novartis discontinued clinical development in NASH and, as a result, discontinued development of PLN-1474. In February 2023, Novartis issued a termination notice for the collaboration and license agreement, and effective upon the termination, returned global rights to Pliant for PLN-1474 and we may pursue other collaborations to further clinical development of PLN-1474. All of the risks and uncertainties that apply to bexotegrast or any candidates that we develop independently or in collaboration with third parties. See “Risks Related to Our Reliance on Third Parties.”
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
We completed our Phase 1a clinical trial of our lead product candidate bexotegrast in healthy volunteers, and, with the exception of a number of reported minor adverse events, the product candidate was observed to be generally well-tolerated across all doses in 71 trial participants. In addition, we announced positive interim data from our first Phase 2a INTEGRIS-IPF trial in July 2022, January 2023 and May 2023 in which bexotegrast was observed to be well-tolerated over a treatment period of at least 12 weeks, and up to 40 weeks, in the 89 patients treated with bexotegrast. However, if significant adverse events or other side effects are observed in any of our ongoing or future clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts altogether. In addition, in our ongoing Phase 2a clinical trials, we are evaluating bexotegrast administered with approved IPF agents. We have completed a Phase 1a study evaluating one-way interaction of bexotegrast on nintedanib or pirfenidone, concluding that clinical safety and pharmacokinetic data indicate that no dose adjustments are needed for nintedanib or pirfenidone when combined with bexotegrast. However, we may encounter unexpected drug-drug interactions in our planned trials, and may be required to further test these candidates, including additional drug-drug interaction studies, which may be expensive, time-consuming and result in delays to our programs.
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
The design or execution of a clinical trial can determine whether its results will support marketing approval, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. We recently completed two Phase 2a trials of bexotegrast in IPF. In the first of these trials, the study was designed to enroll IPF patients and utilize a positron emission tomography, or PET, ligand to measure αvß6 target engagement by bexotegrast in the lungs post-treatment. The second trial was a double-blind placebo-controlled trial designed to evaluate safety, tolerability and pharmacokinetics of bexotegrast in IPF patients for up to 48 weeks at doses of up to 320 mg. It is possible that we may need to amend our clinical trials, which would require us to resubmit our clinical trial protocols to competent authorities and ethics committees for reexamination, and may impact the costs, timing, or successful completion of such clinical trial. In addition, we may desire to test bexotegrast at doses exceeding those evaluated in an ongoing Phase 1a trial and may not be able to do so.
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
There are a number of biopharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of fibrosis. Companies that we are aware of that are targeting the treatment of various fibrosis indications through inhibiting various parts of the TGF-β pathway include companies with significant financial resources such as AbbVie Inc., AstraZeneca plc, Bristol Myers Squibb Co., Corbus Pharmaceutical, DiCE Therapeutics, Inc., FibroGen, Inc., Gilead Sciences, Inc., Morphic Therapeutics, Inc., Novartis AG, and Takeda Pharmaceutical Company.
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
Payments made to physicians in certain EU Member States and more generally throughout Europe (including the UK) and other countries must be publicly disclosed under applicable transparency provisions. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
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
Risks Related to Our Reliance on Third Parties
We previously entered into a collaboration agreement with Novartis for the development of PLN-1474, which was terminated by Novartis in April 2023, and may in the future seek to enter into collaborations with third parties for the development and commercialization of other product candidates. If we fail to enter into such collaborations, or if our collaborations are not successful, we may be unable to continue development of such product candidates, we would not receive any contemplated milestone payments or royalties, and we could fail to capitalize on the market potential of such product candidates.
In October 2019, we entered into a license and collaboration agreement with Novartis for the development and commercialization of our then preclinical product candidate, PLN-1474, and up to three integrin research targets. On February 17, 2023, Novartis exercised their right to terminate the Novartis Agreement as part of their new strategy focusing on a limited number of therapeutic areas. The termination took effect on April 18, 2023, whereupon all rights and licenses granted thereunder, including PLN-1474, the related IND, and the validated research target, reverted back to us. The payment obligations of Novartis with respect to future milestones, royalties and research and development funding also terminated.
To the extent that we are unable to attract future collaborators, we may be forced to independently develop these product candidates, including funding preclinical or clinical trials, assuming marketing and distribution costs and defending intellectual property rights, or, in certain instances, abandon product candidates altogether, any of which could result in a change to our business plan and a material and adverse effect on our business, financial condition, results of operations and prospects.
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
We rely on third-party contract manufacturers to manufacture our product candidates for preclinical studies and clinical trials. We do not own manufacturing facilities for producing any clinical trial product supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices, including due to ongoing effects of the COVID-19 pandemic. In addition, we rely on vendors in foreign jurisdictions, including China for our clinical drug supply for bexotegrast. If this supply is interrupted for business or geopolitical reasons, the development of bexotegrast could be materially delayed. In particular, any replacement of our manufacturers could require significant time, effort and expertise because there may be a limited number of qualified replacements and the process to transfer technology and initiate manufacturing is complex and time consuming.
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
Future collaborations are expected to be important to our business. If we are unable to enter into new collaborations, or if these collaborations are not successful, our business could be adversely affected.
A part of our strategy is to selectively evaluate partnerships in indications and geographies where we believe partners can add significant commercial and/or development capabilities. Further, we have limited capabilities for product development and do not yet have any capability for commercialization. Accordingly, we have in the past and may in the future enter into collaborations with other companies to provide us with important technologies and funding for our programs and technology.
Any future collaborations we enter into may pose a number of risks, including the following:
•collaborators may have significant discretion in determining the efforts and resources that they will apply;
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
If collaborations we enter into do not result in the successful discovery, development and commercialization of product candidates or if a future collaborator terminates its agreement with us, we may not receive any research funding or milestone or royalty payments under such collaboration. All of the risks relating to product development, regulatory approval and commercialization described in this Report also apply to the activities of our therapeutic collaborators.

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
Our suppliers and any future collaborators may need assurances that our financial resources and stability on a stand-alone basis are sufficient to satisfy their requirements for doing or continuing to do business with us.
Our suppliers and any future collaborators may need assurances that our financial resources and stability on a stand-alone basis are sufficient to satisfy their requirements for doing or continuing to do business with us. If these parties are not satisfied with our financial resources and stability, it could have a material adverse effect on our ability to develop our drug candidates, enter into licenses or other agreements and on our business, financial condition or results of operations.
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
As of March 31, 2023, we had 136 full-time employees. As our clinical development and commercialization plans and strategies develop, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, retaining and motivating additional employees;
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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to continue to grant equity awards to employees, directors, and consultants under our stock incentive plans. In July 2022 and January 2023, we completed underwritten public offerings of our common stock. In July 2021, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may issue and sell shares of common stock from time to time. On March 27, 2023, we filed a registration statement on Form S-3 (File No. 333-270862) which included a sales agreement prospectus registering the offer and sale of up to $150.0 million of shares under the Sales Agreement (the “Sales Agreement Prospectus”). As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.
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
Numerous federal and state laws and regulations, including HIPAA and HITECH, govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information or personal information. In the course of performing our business we obtain personally identifiable information (PII), including health-related information. Such laws and regulations relating to privacy, data protection, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that varies from one jurisdiction to another and/

or may conflict with other laws or regulations. HIPAA establishes national privacy and security standards for the protection of individually identifiable health information, including protected health information (PHI) for certain covered entities, including healthcare providers that submit certain covered transactions electronically, as well as their ‘‘business associates.” Penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly depending on the failure and could include civil monetary or criminal penalties. HIPAA also authorizes state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care claim in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. The Department of Health and Human Services Office for Civil Rights (OCR) has recently increased its enforcement efforts on compliance with HIPAA, including the security regulations (Security Rule), bringing actions against entities which have failed to implement security measures sufficient to reduce risks to electronic protected health information or to conduct an accurate and thorough risk analysis, among other violations. HIPAA enforcement actions may lead to monetary penalties and costly and burdensome corrective action plans. Moreover, compliance with state laws related to health privacy may cause additional compliance costs. For instance, Washington State is finalizing the “My Health My Data Act” which will regulate “consumer health data” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” The “My Health My Data Act” provides exemptions for personal data used or shared in research, including data subject to 45 C.F.R. Parts 46, 50, and 56.
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
In addition, the CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020, or the CPRA, became operative. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, further restricts the use of cross-contextual advertising, establishes restrictions on the retention of personal information, expands the types of data breaches subject to the CCPA’s private right of action, provides for increased penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the new law. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how it is interpreted. In the interim, the CPRA will require additional investment in compliance programs and potential modifications to business processes.
The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as other states or the federal government may follow California’s lead and increase protections for U.S. residents. For example, on March 2, 2021, the Virginia Consumer Data Protection Act was signed into law, which went into effect on January 1, 2023, and on July 8, 2021, the Colorado Privacy Act, was signed into law, which will take effect on July 1, 2023. On September 18, 2021, the Uniform Law Commission published the Uniform Personal Data Protection Act, which states may begin to adopt. The CCPA has already prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs and adversely affect our business.
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
Our business relies on secure and continuous processing of information and the availability of our Information Technology (IT) networks and IT resources, as well as critical IT vendors that support our technology and data processing operations. Security breaches, computer malware and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. OCR, pursuant to legislation passed in 2021, recently issued guidance on recognized security practices for covered entities and business associates. OCR indicated that recognized security practices will not be an aggravating factor in OCR investigations, but that implementation of recognized security practices strengthen an organization’s cybersecurity and regulatory posture, as well as possibly lessening enforcement penalties in a potential regulatory enforcement.
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
Further, the European Commission published new EU SCCs in June 2021, which place onerous obligations on the contracting parties. Therefore, until recently, there were few, if any, viable alternatives to the SCCs. However, on October 7, 2022, President Biden introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework which will act as a successor to the invalidated EU-U.S. Privacy Shield. If approved by the European Commission and implemented, the agreement will facilitate the transatlantic flow of personal data and provide an alternative data transfer mechanism (in addition to SCCs) for companies transferring personal data from the EU to the U.S. However, before entities rely on the new Framework, there are still legislative and regulatory steps that must be undertaken both in the U.S. and in the EU. Therefore, at present, the new EU SCCs are still the primary safeguard available for personal data transfers from the EU to the U.S. As such, the current legal position could restrict our activities in the EEA/Switzerland, limit our ability to provide our products and services in the EEA/Switzerland, and/or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EEA/Switzerland to the United States.
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
The TCA allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products. The U.K. Government and the EU recently adopted a new agreement, the “Windsor Framework,” which will replace the Northern Ireland Protocol. Once the Windsor Framework becomes law, the MHRA rather than the EMA will approve all medicines placed on the market in Northern Ireland.
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
Item 2. Unregistered Sales of Equity Securities
(a)     Unregistered Sales of Equity Securities
None.

(b)    Repurchase of Shares of Company Equity Securities
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

3.2
Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39303) filed on September 16, 2022).

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
Date: May 9, 2023

PLIANT THERAPEUTICS, INC.

By:	/s/ Bernard Coulie
Bernard Coulie, M.D., Ph.D.
President and Chief Executive Officer

By:	/s/ Keith Cummings
Keith Cummings, M.D., M.B.A.
Chief Financial Officer (Principal Financial Officer)