Form 10-Q
period 2023-06-30
PLIANT THERAPEUTICS, INC.
filed 2023-08-09
CIK 1746473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2023, the registrant had 59,834,098 shares of common stock, $0.0001 par value per share, outstanding.

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
•Our estimates regarding the impact of challenging macroeconomic and marketplace conditions, including lingering effects of the COVID-19 pandemic, on our business and operations, and our ability to manage such impacts;
•Our or our future collaborators' plans to initiate, recruit and enroll patients in, and conduct our clinical trials at the pace that we project;
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
•Our receipt and timing of any milestone payments or royalties under any future research collaboration or license agreements or arrangements;
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
Risks Related to Managing Our Business and Operations
•The lingering effects of the COVID-19 pandemic could adversely impact our business, including our preclinical studies and clinical trials.
•Our loss of key management personnel, or our failure to recruit additional highly skilled personnel, will impair our ability to develop current product candidates or identify and develop new product candidates, could result in loss of markets or market share and could make us less competitive.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Pliant Therapeutics, Inc.
Condensed Balance Sheets
(Unaudited)
(In thousands, except number of shares and per share amounts)

	June 30, 2023	*December 31, 2022
Assets
Current assets
Cash and cash equivalents	$54,951	$33,685
Short-term investments	500,208	297,502
Accounts receivable	1,580	1,983
Tax credit receivable	77	83
Prepaid expenses and other current assets (Note 5)	8,885	7,058
Total current assets	565,701	340,311
Property and equipment, net	4,332	4,486
Operating lease right-of-use assets	4,186	5,422
Other non-current assets	672	394
Total assets	$574,891	$350,613
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,310	$1,580
Accrued research and development	18,216	11,218
Accrued liabilities (Note 6)	6,762	8,658
Lease liabilities, current	2,232	2,457
Total current liabilities	29,520	23,913
Lease liabilities, non-current	2,318	3,429
Long-term debt (Note 7)	9,988	9,929
Total liabilities	41,826	37,271
Stockholders’ equity
Common stock, $0.0001 par value; 300,000,000 shares authorized at June 30, 2023 and December 31, 2022; and 59,222,685 and 48,941,254 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively;	6	5
Additional paid-in capital	952,452	653,707
Accumulated deficit	(417,152)	(338,412)
Accumulated other comprehensive loss	(2,241)	(1,958)
Total stockholders’ equity	533,065	313,342
Total liabilities and stockholders’ equity	$574,891	$350,613
*The condensed balance sheet as of December 31, 2022 has been derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these condensed financial statements

Pliant Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$248	$4,989	$1,580	$6,238
Operating expenses:
Research and development	(33,002)	(26,335)	(62,275)	(47,216)
General and administrative	(14,574)	(8,296)	(28,728)	(16,875)
Total operating expenses	(47,576)	(34,631)	(91,003)	(64,091)
Loss from operations	(47,328)	(29,642)	(89,423)	(57,853)
Interest and other income (expense), net	6,455	269	11,313	380
Interest expense	(319)	(173)	(630)	(173)
Net loss	$(41,192)	$(29,546)	$(78,740)	$(57,646)
Net loss attributable to common stockholders	$(41,192)	$(29,546)	$(78,740)	$(57,646)
Net loss per share, attributable to common stockholders - basic and diluted	$(0.70)	$(0.82)	$(1.37)	$(1.59)
Shares used in computing net loss per share attributable to common stockholders - basic and diluted	59,172,869	36,173,135	57,623,842	36,144,944
Comprehensive loss:
Net loss	$(41,192)	$(29,546)	$(78,740)	$(57,646)
Net unrealized loss on short-term investments	(910)	(309)	(283)	(1,058)
Total other comprehensive loss	(910)	(309)	(283)	(1,058)
Comprehensive loss	$(42,102)	$(29,855)	$(79,023)	$(58,704)
The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except number of shares and per share amounts)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2022	48,941,254	$5	$653,707	$(1,958)	$(338,412)	$313,342
Common stock issued in a public offering, net of offering expenses	9,583,334	1	269,914	—	—	269,915
Option exercises	454,314	—	3,661	—	—	3,661
Stock-based compensation expense	—	—	11,923	—	—	11,923
Net unrealized gain on short-term investments	—	—	—	627	—	627
Net loss	—	—	—	—	(37,548)	(37,548)
Balance at March 31, 2023	58,978,902	$6	$939,205	$(1,331)	$(375,960)	$561,920
Public offering expenses	—	—	(133)	—	—	(133)
Option exercises	243,783	—	334	—	—	334
Stock-based compensation expense	—	—	13,046	—	—	13,046
Net unrealized loss on short-term investments	—	—	—	(910)	—	(910)
Net loss	—	—	—	—	(41,192)	(41,192)
Balance at June 30, 2023	59,222,685	$6	$952,452	$(2,241)	$(417,152)	$533,065

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

Pliant Therapeutics, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2023	2022
Cash flows from operating activities
Net loss	$(78,740)	$(57,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	929	914
Stock-based compensation expense	24,969	6,934
Non-cash operating lease expense	1,236	684
(Accretion) amortization on short-term investments	(6,512)	443
Changes in operating assets and liabilities:
Accounts receivable	403	(2,991)
Prepaid expenses and other current assets	(1,809)	1,907
Accounts payable	738	202
Accrued liabilities	5,087	5,404
Operating lease liabilities	(1,336)	(745)
Net cash used in operating activities	(55,035)	(44,894)
Cash flows from investing activities
Purchase of short-term investments	(411,096)	(78,048)
Maturity of short-term investments	214,676	86,972
Purchase of property and equipment	(766)	(898)
Net cash (used in) provided by investing activities	(197,186)	8,026
Cash flows from financing activities
Proceeds from issuances of common stock under benefit plans	3,995	498
Payment of offering costs	(759)	(75)
Payment of debt issuance costs	—	(150)
Proceeds from term loan	—	10,000
Proceeds from sale of common stock in a public offering	270,251	—
Net cash provided by financing activities	273,487	10,273
Net increase (decrease) in cash and cash equivalents	21,266	(26,595)
Cash and cash equivalents at beginning of period	33,685	51,665
Cash and cash equivalents at end of period	$54,951	$25,070
Supplemental disclosures of cash flow information:
Cash paid for interest	$570	$72
Supplemental disclosures of noncash investing and financing activities:
Net unrealized loss on short-term investments	$(283)	$(1,058)
Purchase of property and equipment in accounts payable and accrued liabilities	$10	$—
Reclassification of restricted stock awards from liabilities to common stock upon vesting	$—	$1

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
Public Offering
In January 2023, the Company completed a public offering of 9,583,334 shares of common stock, including the exercise in full of the underwriters' option to purchase 1,250,000 additional shares of common stock. The shares were offered at a price of $30.00 per share, resulting in aggregate proceeds of approximately $269.5 million, net of underwriting discounts, commissions and offering expenses payable by us.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission ("SEC"), for interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the unaudited interim condensed financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company's financial information. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year.
The financial information included herein should be read in conjunction with the audited financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 9, 2023 (the "2022 10-K"). Certain prior year reported amounts may have been reclassified to conform with the current period presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses as well as the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, stock-based compensation expense and accruals and prepayments for research and development costs. The Company assesses estimates on an ongoing basis, however, actual results could materially differ from those estimates.
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and six months ended June 30, 2023, as compared to the significant accounting policies described in Note 2 of the "Notes to the Financial Statements" in the Company's audited financial statements included in the 2022 10-K.
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
There were no assets or liabilities recorded at fair value to the condensed balance sheets using Level 3 inputs as of June 30, 2023 and as of December 31, 2022.
The following tables show the Company’s Money Market Funds, U.S. Treasury securities, U.S. government agency securities and corporate debt securities by significant investment category as of June 30, 2023 and December 31, 2022 (in thousands):

	As of June 30, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Level 1:
Money Market Funds	$47,810	$—	$—	$47,810
Level 2:
U.S. Treasury securities included in cash and cash equivalents and short-term investments	18,162	—	(57)	18,105
U.S. government agency securities included in cash and cash equivalents and short-term investments	98,749	—	(595)	98,154
Corporate debt securities included in cash and cash equivalents and short-term investments	385,538	4	(1,593)	383,949
Total financial assets	$550,259	$4	$(2,245)	$548,018

	As of December 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Level 1:
Money Market Funds	$28,312	$—	$—	$28,312
Level 2:
U.S. Treasury securities included in cash and cash equivalents and short-term investments	4,446	—	(5)	4,441
U.S. government agency securities included in short-term investments	28,746	—	(111)	28,635
Corporate debt securities included in cash and cash equivalents and short-term investments	266,267	45	(1,887)	264,425
Total financial assets	$327,771	$45	$(2,003)	$325,813
The Company may sell certain of its short-term securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.
There were no liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022. The Company evaluates transfers between levels at the end of each reporting period and there have been no transfers between fair value measurement levels during the six months ended June 30, 2023. In addition, there were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2023 and December 31, 2022.
As of June 30, 2023, the Company had not recorded any impairment related to other-than-temporary declines in the fair value of short-term investments. Short-term investments are considered impaired when a decline in fair value is judged to be other-than-temporary. The Company consults with its investment managers and considers available quantitative and qualitative evidence in evaluating potential impairment of its short-term investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost and its intent and ability to hold the investment.

The Company records interest income, accretion income and amortization expense on Money Market Funds and U.S. Treasury, U.S. government agency and corporate debt securities to interest and other income (expense), net in its condensed statement of operations and comprehensive loss.
4. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Laboratory equipment	$10,282	$9,581
Leasehold improvements	1,638	1,650
Construction-in-progress	142	66
Computer equipment and software	$40	$30
Total property and equipment, gross	12,102	11,327
Less: Accumulated depreciation	(7,770)	(6,841)
Total property and equipment, net	$4,332	$4,486
Depreciation expense for each of the three months ended June 30, 2023 and 2022 was $0.4 million. Depreciation expense for each of the six months ended June 30, 2023 and 2022 was $0.9 million.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Prepaid research and development	$4,402	$3,421
Prepaid insurance	451	1,427
Prepaid licenses	1,438	959
Interest receivable	2,365	1,078
Other	229	173
Total prepaid expenses and other current assets	$8,885	$7,058
6. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Accrued compensation and benefits	$5,747	$7,200
Other accrued liabilities	1,015	1,458
Total accrued liabilities	$6,762	$8,658
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

The estimated fair value of the term loan as of June 30, 2023 was measured using Level 2 and Level 3 inputs and approximates the carrying value recorded to the condensed balance sheet. The effective interest rate for the term loan is 12.69% and interest expense for the three and six months ended June 30, 2023 was $0.3 million and $0.6 million, respectively.
Future maturities of debt as of June 30, 2023 are as follows (in thousands):

As of June 30, 2023
2026	$5,455
2027	4,545
Thereafter	—
Total payments	10,000
Less: unamortized debt issuance costs	(121)
Accretion of final payment	109
Total	$9,988
8. Novartis Collaboration and License Agreement (the "Novartis Agreement")
In 2019, we entered into the Novartis Agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) for the development and commercialization of our preclinical product candidate, PLN-1474 and up to three additional integrin research targets. On February 17, 2023, Novartis exercised their right to terminate the Novartis Agreement as part of their new strategy focusing on a limited number of therapeutic areas. The termination took effect on April 18, 2023, and effective upon the termination, all rights and licenses granted to Novartis under the Novartis Agreement, including PLN-1474, the related investigational new drug (“IND”), and the validated research target, reverted back to us. The payment obligations of Novartis with respect to future milestones, royalties and research and development funding were also terminated.
Revenues associated with the Novartis Agreement for the three and six months ended June 30, 2023 were $0.2 million and $1.6 million, respectively and $5.0 million and $6.2 million for the three and six months ended June 30, 2022, respectively.
9. Preferred Stock
Under the Company’s Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”), the Company is authorized to issue two classes of shares: preferred and common stock. The preferred stock may be issued in series, and the Company’s board of directors is authorized to determine the rights, preferences, and terms of each series. These rights, preferences and terms could include dividend rights, conversion rights, voting rights, terms of redemptions, liquidation preferences and sinking fund terms. As of June 30, 2023 and December 31, 2022, the Company was authorized to issue 10,000,000 shares of preferred stock and there was no outstanding preferred stock as of June 30, 2023 and December 31, 2022.
10. Common Stock
As of June 30, 2023 and December 31, 2022, the Company was authorized to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. The common stock has the following rights and privileges:
Voting
The holders of shares of common stock are entitled to one vote for each share of common stock held at any meeting of stockholders.
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

Shares reserved for future issuance

	As of June 30, 2023	As of December 31, 2022
Outstanding stock option awards	6,633,160	5,569,567
Vesting of RSUs	1,160,986	507,925
Vesting of PSUs	472,711	531,796
Shares of common stock available for future grants under the 2020 Stock Option and Incentive Plan	4,131,558	2,937,769
Shares of common stock available for future issuance under the 2020 Employee Stock Purchase Plan	844,888	888,184
Shares of common stock available for future issuance under the 2022 Inducement Plan	1,000,000	1,000,000
Total shares reserved for future issuance	14,243,303	11,435,241
11. Equity Incentive Plans and Stock-Based Compensation
In 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (as amended in 2018, 2019 and 2020, the “2015 Plan”), which provided for the grant of incentive stock options, nonqualified stock options or other awards including stock appreciation rights and restricted stock awards to the Company’s employees, officers, directors, advisors, and consultants. In May 2020, the board of directors adopted the 2020 Stock Options and Incentive Plan (the “2020 Plan”) and suspended the 2015 Plan. Awards outstanding under either the 2015 Plan or 2020 Plan that are cancelled, expire or otherwise terminated subsequent to May 2020 will become available for issuance as common stock under the 2020 Plan. Additionally, the 2020 Plan is subject to automatic increases on January 1 of each year beginning January 1, 2021. The number of shares added each January 1 will be equal to the lesser of (i) 5% of the outstanding shares on the immediately preceding December 31 or (ii) such amount as determined by the administrator of the 2020 Plan, which is the compensation committee of the board of directors of the Company.
The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options or other awards including stock appreciation rights, restricted stock awards and restricted stock units to the Company’s employees, officers, directors, advisors, and consultants.
In 2022, the Board of Directors adopted the 2022 Inducement Plan (“Inducement Plan”), under which the Company may grant restricted stock units, stock options, stock appreciation rights, and restricted stock awards to new hires.
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
The Company used the Black-Scholes option pricing model to estimate stock-based compensation expense for stock option awards with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Expected volatility	81.16% - 81.66%	73.78% - 75.17%	80.97% - 81.66%	73.78% - 75.17%
Risk-free interest rate	3.44% - 3.88%	1.64% - 3.39%	3.42%- 4.18%	1.64% - 3.39%
Expected dividend	—	—	—	—
Expected term (in years)	5.31 - 6.07	5.33 - 6.08	5.31- 6.08	5.33 - 6.08
Underlying common stock fair value	$22.33 - $26.50	$4.92 - $12.68	$21.94 - $34.65	$4.92 - $12.68
A summary of option activity under the 2015 Plan and the 2020 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	5,569,567	$13.34	7.96	$43,696
Granted	1,623,184	$30.85
Exercised	(477,539)	$6.80
Forfeited	(82,052)	$16.07
Outstanding as of June 30, 2023	6,633,160	$18.06	8.18	$32,749
Exercisable as of June 30, 2023	2,806,127	$13.98	7.26	$20,335
Vested and expected to vest as of June 30, 2023	6,633,160	$18.06	8.18	$32,749

As of June 30, 2023, there were $53.1 million of unrecognized compensation costs that are expected to be recognized over the weighted-average period of 2.7 years related to stock options. Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of June 30, 2023. .
Restricted Stock Units
The service-based condition for restricted stock units ("RSUs") is generally satisfied over two years or three years. The following table sets forth the outstanding RSUs and related activity for the six months ended June 30, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding at December 31, 2022	507,925	17.43
Granted	671,708	34.65
Forfeited	(18,647)	22.60
Unvested and outstanding at June 30, 2023	1,160,986	27.31
As of June 30, 2023, the Company had $24.2 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 2.30 years.
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
As of June 30, 2023, there were 354,532 PSUs associated with the TSR goal at target level achievement of 100% and related activity outstanding with a weighted average grant date fair value of $29.15 per share. There were no additional grants, forfeitures or vesting of the PSUs associated with market-based vesting conditions during the six months ended June 30, 2023.

As of June 30, 2023, there were 354,532 PSUs associated with clinical development milestones at maximum level achievement with a weighted average grant date fair value of $17.57 per share. In March 2023, the second of three milestones applicable to PSUs with clinical development vesting conditions was achieved. In July 2023, the third of the three milestones applicable to these PSUs was achieved. The Company considered the remaining clinical development performance conditions probable of achievement as of June 30, 2023.
As of June 30, 2023, the Company had $6.0 million of unrecognized stock-based compensation expense related to unvested PSUs expected to be recognized over a remaining weighted-average period of 0.99 years.
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
Under the 2020 ESPP, eligible employees may purchase shares of our common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The 2020 ESPP provides for a six-month offering period. At the end of the purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of the fair market value at the beginning of the offering period or 85% of the fair market value at the end of the purchase period, subject to tax limitations on the total value of the purchase. The 2020 ESPP is considered a compensatory plan, and the Company recorded $0.1 million and $0.3 million in stock-based compensation expense for the three and six months ended June 30, 2023, respectively. There was $0.1 million in stock-based compensation expense attributed to the 2020 ESPP for the three and six months ended June 30, 2022. During the three and six months ended June 30, 2023, 43,296 shares of common stock were issued under the 2020 ESPP with 844,888 shares remaining available for issuance under the 2020 ESPP. The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for the 2020 ESPP with the following assumptions:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	5.20%	0.60%
Expected term of options (in years)	0.50	0.50
Expected stock price volatility	69.15%	63.17%
Expected dividends	—	—
Stock-Based Compensation Expense
The following table presents the components and classification of stock-based compensation expense for the Company’s stock-based awards for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted stock awards	$—	$7	$—	$36
Stock options and ESPP	5,229	3,396	10,032	6,898
Restricted stock units	2,963	—	5,569	—
Performance-based restricted stock units	4,854	—	9,368	—
Total stock-based compensation expense	$13,046	$3,403	$24,969	$6,934
Research and development expenses	$5,294	$1,761	$10,142	$3,675
General and administrative expenses	$7,752	$1,642	$14,827	$3,259
12. Income Taxes
For the three and six months ended June 30, 2023 and 2022, the Company did not record an income tax provision. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax asset will not be realized. As a result, the Company’s effective tax rate will remain at 0% because there are no estimated or discrete items that would impact the tax provision.
13. Commitments and Contingencies

Purchase Commitments
The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancellable on 30 days’ notice and the obligations under these contracts are largely based on services performed.
14. Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of $0.3 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively. The Company made contributions of $0.6 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively.
15. Net Loss Per Share Attributable to Common Stockholders
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	Six Months Ended June 30,
	2023	2022
Options to purchase common stock	6,633,160	5,420,264
Restricted stock units	1,160,986	—
Performance-based restricted stock units*	—	—
Total	7,794,146	5,420,264
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss per share:
Net loss	$(41,192)	$(29,546)	$(78,740)	$(57,646)
Net loss attributable to common stockholders - basic and diluted	$(41,192)	$(29,546)	$(78,740)	$(57,646)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders - basic and diluted	59,172,869	36,173,135	57,623,842	36,144,944
Net loss per share attributable to common stockholders - basic and diluted	$(0.70)	$(0.82)	$(1.37)	$(1.59)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or this Report, as well as our audited financial statements and related notes included in our 2022 10-K. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intention, beliefs and projections. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A of this Report and under Part I, Item 1A of our 2022 10-K. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.
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
Overview
We are a clinical stage biopharmaceutical company focused on discovering and developing novel therapies for the treatment of fibrosis and related diseases. Our initial focus is on treating fibrosis by inhibiting integrin-mediated activation of TGF-β. We have applied our deep understanding of fibrosis biology, along with our medicinal chemistry and translational medicine expertise to develop a set of proprietary tools designed to discover and de-risk product candidates quickly and efficiently. Our wholly-owned lead product candidate, bexotegrast (PLN-74809), is an oral, small molecule, dual selective inhibitor of αvß6 and αvß1 integrins that we are developing for the treatment of idiopathic pulmonary fibrosis, or IPF, and primary sclerosing cholangitis, or PSC. We announced positive data from our Phase 2a INTEGRIS-IPF trial in January 2023 and May 2023 and have recently initiated BEACON-IPF, a Phase 2b trial of bexotegrast in patients with IPF. BEACON-IPF is a 52-week, multinational, randomized, dose-ranging, double-blind, placebo-controlled trial evaluating bexotegrast at once-daily doses of 160 mg or 320 mg in approximately 270 patients with IPF. We are currently conducting a Phase 2a trial in primary sclerosing cholangitis, or PSC.
We have also developed a second product candidate, PLN-1474, a Phase 2-ready, oral, small molecule selective inhibitor of the αvß1 integrin for the treatment of advanced liver fibrosis associated with nonalcoholic steatohepatitis, or NASH. PLN-1474 was licensed to Novartis in 2019, and, as part of a broad strategic realignment, Novartis determined in early 2023 to discontinue clinical development in NASH and, as a result, discontinue development of PLN-1474. In February 2023, Novartis exercised its right to terminate the Novartis Agreement, and in April 2023, returned global rights to PLN-1474 to Pliant.
In December 2022, we filed an investigational new drug (IND) application for our third clinical program, PLN-101095, a dual inhibitor of αvß8 and αvß1 integrins for the treatment of solid tumors resistant to immune checkpoint inhibitors. In January 2023, we received FDA clearance for our IND and initiated a Phase 1 trial of PLN-101095 in the second quarter of 2023.
In addition to our clinical programs, we are currently advancing a preclinical integrin-based program targeting muscular dystrophies.
Second Quarter and Recent Highlights
Bexotegrast Highlights
•BEACON-IPF, a Phase 2b trial of bexotegrast in patients with IPF, has been initiated. BEACON-IPF is a 52-week, multinational, randomized, dose-ranging, double-blind, placebo-controlled trial evaluating bexotegrast at once-daily doses of 160 mg or 320 mg. BEACON-IPF is expected to enroll approximately 270 patients with IPF.
•INTEGRIS-IPF Phase 2a 24-week 320 mg clinical data showed bexotegrast was well tolerated and demonstrated durable improvements in exploratory efficacy endpoints. Phase 2a 24-week data from the 320 mg dose cohort showed bexotegrast was well tolerated up to 40 weeks, displayed a favorable pharmacokinetic profile and showed durable improvements in forced vital capacity (FVC), Quantitative Lung Fibrosis (QLF) imaging, patient reported cough severity and fibrosis biomarkers in patients with idiopathic pulmonary fibrosis (IPF).
•INTEGRIS-PSC Phase 2a 12-week interim data expected in the third quarter of 2023. INTEGRIS-PSC is a randomized, dose-ranging, double-blind, placebo-controlled trial evaluating the safety, tolerability and pharmacokinetics of bexotegrast in patients with primary sclerosing cholangitis (PSC). Exploratory efficacy endpoints include fibrosis biomarkers such as PRO-C3 and enhanced liver fibrosis (ELF) score, changes in alkaline phosphatase

(ALP), and liver imaging. Interim 12-week data from approximately 84 patients in the 40, 80 and 160 mg cohorts is expected in the third quarter of 2023.
•INTEGRIS-PSC 320 mg dose cohort enrollment complete with interim 12-week data expected in the first quarter of 2024. This trial is evaluating the safety, tolerability and pharmacokinetics of bexotegrast at 320 mg versus placebo at 12 and 24 weeks of treatment in approximately 28 patients with PSC. The trial is also evaluating exploratory efficacy endpoints including fibrosis biomarkers such as serum PRO-C3 and ELF score, changes in ALP and liver imaging. The final 24-week data is expected in mid-2024.
Pipeline Programs
•Phase 1 trial of PLN-101095 in solid tumors recruiting. A Phase 1 open label trial of PLN-101095, an oral, small-molecule, dual selective inhibitor of αvβ8 and αvβ1 integrins designed to block TGF-β activation in the tumor microenvironment, was initiated in the second quarter. This trial is recruiting patients with solid tumors that are resistant to immune checkpoint inhibitors.
•Muscular dystrophy program progressing through IND enabling activities. PLN-101325 is a monoclonal antibody designed to act as an allosteric agonist of the α7β1 integrin. An IND submission for PLN-101325 for Duchenne muscular dystrophy (DMD) is expected in the first quarter of 2024.
Since inception, we have had significant operating losses. Our net loss was $41.2 million and $78.7 million for the three and six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $417.2 million and cash, cash equivalents and short-term investments of $555.2 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase in connection with our ongoing activities, as we:
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
Following termination of the Novartis Agreement, we are no longer eligible to receive additional milestone or royalty payments under the arrangement; however, we continued to earn research and development services revenues through the effective termination date of April 18, 2023. We recognized $0.2 million and $1.6 million in revenues for performing research and development activities associated with PLN-1474 and integrin research targets in the three and six months ended June 30, 2023, respectively.
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

Financial Operations Overview
Comparison of the three months ended June 30, 2023 and 2022 (in thousands)

	Three Months Ended June 30,
	2023	2022	$ Change
Revenue	$248	$4,989	$(4,741)
Operating expenses:
Research and development	(33,002)	(26,335)	(6,667)
General and administrative	(14,574)	(8,296)	(6,278)
Total operating expenses	(47,576)	(34,631)	(12,945)
Loss from operations	(47,328)	(29,642)	(17,686)
Interest and other income (expense), net	6,455	269	6,186
Interest expense	(319)	(173)	(146)
Net loss	$(41,192)	$(29,546)	$(11,646)
Revenue
The decrease in revenue of $4.7 million is attributable to decreased research and development services associated with termination of the Novartis Agreement.
Research and development expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change
Employee-related expenses	$12,291	$6,312	$5,979
Outside and consulting services for preclinical studies and research and development activities by third-party contract organizations	3,445	9,197	(5,752)
Clinical trials expenses	12,993	7,035	5,958
Depreciation of lab equipment and costs of equipment and supplies	1,579	1,646	(67)
Facilities and other allocated expenses	2,659	2,118	541
Technology and intellectual property licenses	35	27	8
Total research and development expenses	$33,002	$26,335	$6,667
Research and development expenses for the three months ended June 30, 2023 increased $6.7 million, primarily due to employee-related expenses, driven by increased headcount, salaries and stock-based compensation expense, manufacturing expense for clinical drug supply, and facilities and other allocated charges. These costs were partially offset by a decrease in preclinical manufacturing costs associated with activities that were substantially complete in 2022.
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
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2023 increased $6.3 million, primarily attributable to employee-related costs, driven by increased headcount, salaries and stock-based compensation expense.
We expect our general and administrative expenses to increase for the foreseeable future as we continue to build our administrative function to support our growth in operations.
Interest and Other Income (Expense), net
Interest and other income (expense), net increased $6.2 million,attributable to higher interest income due to increased yields and an increase in short-term investments due to recent financing activities.
Interest Expense
Interest expense increased $0.1 million due to the interest incurred from our term loan under the Oxford Loan Agreement, issued in the second quarter of 2022.
Comparison of the six months ended June 30, 2023 and 2022 (in thousands)

	Six Months Ended June 30,
	2023	2022	$ Change
Revenue	$1,580	$6,238	$(4,658)
Operating expenses:
Research and development	(62,275)	(47,216)	(15,059)
General and administrative	(28,728)	(16,875)	(11,853)
Total operating expenses	(91,003)	(64,091)	(26,912)
Loss from operations	(89,423)	(57,853)	(31,570)
Interest and other income (expense), net	11,313	380	10,933
Interest expense	(630)	(173)	(457)
Net loss	$(78,740)	$(57,646)	$(21,094)
Revenue
The revenue decrease of $4.7 million is attributable to decreased research and development services associated with the termination of the Novartis Agreement.
Research and development expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change
Employee-related expenses	$23,275	$12,467	$10,808
Outside and consulting services for preclinical studies and research and development activities by third-party contract organizations	8,844	16,812	(7,968)
Clinical trials expenses	22,066	11,311	10,755
Depreciation of lab equipment and costs of equipment and supplies	2,864	3,036	(172)
Facilities and other allocated expenses	5,172	3,554	1,618
Technology and intellectual property licenses	54	36	18
Total research and development expenses	$62,275	$47,216	$15,059
Research and development expenses increased $15.1 million, primarily due to employee-related expenses, driven by increased headcount, salaries and stock-based compensation expense, manufacturing expense for clinical drug supply, and facilities and other allocated charges. These costs were partially offset by a decrease in preclinical manufacturing costs associated with activities that were substantially complete in 2022.
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
General and Administrative Expenses
General and administrative expenses increased $11.9 million, primarily attributable to employee-related costs, driven by increased headcount, salaries and stock-based compensation expense, consulting and other professional services expense. The increase is primarily driven by the continued progress across the portfolio, including positive long-term data from our INTEGRIS-IPF Phase 2a trial of bexotegrast in IPF.
We expect our general and administrative expenses to increase for the foreseeable future as we continue to build our administrative function to support our growth in operations.
Interest and Other Income (Expense), net
Interest and other income (expense), net increased $10.9 million attributable to higher interest income due to increased yields and an increase in short-term investments due to recent financing activities.
Interest Expense
Interest expense increased $0.5 million due to the interest incurred from our term loan under the Oxford Loan Agreement, issued in the second quarter of 2022.
Liquidity and Capital Resources
Overview
As of June 30, 2023, we had $555.2 million of cash, cash equivalents and short-term investments. Our short-term investments consist of U.S. Treasury securities, U.S. Government agency securities and highly rated, investment-grade corporate debt securities.
In May 2022 we entered into a Loan and Security Agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (or "Oxford"). In October 2022, we amended the Oxford Loan Agreement, extending the time period available to draw on the first two tranches to mid-February 2023. Upon closing of the Oxford Loan Agreement, we drew $10.0 million, and a further $50.0 million may become available to us, $25.0 million upon the achievement of pre-determined development milestones and $25.0 million at Oxford's discretion.
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

In January 2023, we completed an underwritten public offering of 9,583,334 shares of common stock, including the exercise in full of the underwriters' option to purchase 1,250,000 additional shares of common stock. The shares were offered at a price of $30.00 per share, resulting in aggregate proceeds of approximately $269.5 million, net of underwriting discounts, commissions and offering expenses, payable by us.
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
Our operations have been financed primarily through the issuance and sale of convertible preferred stock, issuance of common stock, debt and our collaboration with Novartis. During the third quarter of 2021, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may issue and sell shares of common stock from time to time. In March 2023, we filed a prospectus registering the offer and sale of up to $150.0 million of shares of common stock from time to time pursuant to the Sales Agreement. The issuance and sale of these shares pursuant to the Sales Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. As of June 30, 2023, we had not issued any shares pursuant to any at-the-market offerings.
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
•the timelines of our clinical trials and the overall costs to conduct and complete the clinical trials, which may be impacted by global events and macroeconomic conditions, including lingering effects of the COVID-19 pandemic;
•the number and characteristics of product candidates that we develop;
•the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities including but not limited to the European Medicines Agency (EMA), the UK Medicines and Healthcare products Regulatory Agency (MHRA);
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
Cash Flows
Comparison of the six months ended June 30, 2023 and 2022
The following summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(55,035)	$(44,894)
Net cash (used in) provided by investing activities	(197,186)	8,026
Net cash provided by financing activities	273,487	10,273
Net increase (decrease) in cash and cash equivalents	$21,266	$(26,595)
Cash Used in Operating Activities
Net cash used in operating activities increased $10.1 million over the prior year attributable to an increase in net loss of $21.1 million, the timing of revenue related cash receipts and cash outlay to settle accrued liabilities.
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities increased by $205.2 million year over year primarily due to a significant purchase of short-term investments following the Company's public offering of shares of common stock in January 2023.
Cash Provided by Financing Activities
Net cash provided by financing activities increased $263.2 million primarily due to net proceeds from the Company's January 2023 underwritten public offering.
Contractual Obligations and Other Commitments
There have been no material changes to our contractual obligations and other commitments as of June 30, 2023, as compared to those disclosed in our 2022 10-K.
At June 30, 2023, we had various non-cancelable operating leases for office space and equipment, which expire between December 31,2023 and June 2025. See Note 15 of our financial statements included in our 2022 10-K for additional information regarding our future operating lease payments.
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
Smaller Reporting Company and Non-Accelerated Filer Status

Based on the market value of our common stock held by our non-affiliates as of June 30, 2022, we were considered a “non-accelerated filer” and a “smaller reporting company,” each effective as of December 31, 2022. Based on the market value of our common stock held by our non-affiliates as of June 30, 2023, we will no longer be a smaller reporting company and will be considered a “large accelerated filer” effective as of December 31, 2023, and thus will be subject to accelerated filing deadlines, as well as the requirements of section 404(b) of the Sarbanes-Oxley Act of 2002.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash, cash equivalents and short-term investments of $555.2 million as of June 30, 2023 which consisted of bank deposits, highly liquid money market funds and short-term investments in U.S. treasury securities, U.S. government agency securities and corporate debt securities. Under the Oxford Loan Agreement, we had a $10.0 million term loan outstanding as of June 30, 2023 which is subject to the movement in interest rates, however the exposure is capped at 2.0%. Due to the short-term maturities of our cash equivalents and short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2023, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing and our prior collaboration with Novartis. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss was $123.3 million and $97.3 million for the years ended December 31, 2022 and 2021, respectively. As of June 30, 2023, we had an accumulated deficit of $417.2 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be at least several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to further develop and, if approved, market additional potential product candidates.
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
As of June 30, 2023, we had approximately $555.2 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses and capital expenditure requirements into the second half of 2026. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;
•the clinical development plans we establish for these product candidates;
•the timelines of our clinical trials and the overall costs to conduct and complete the clinical trials, including any increased costs due to disruptions caused by marketplace conditions, including lingering effects of the COVID-19 pandemic, or other geopolitical conditions;
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
We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our Oxford Loan Agreement, or potentially pursuant to new arrangements with different lenders. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. However, we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also may be required to seek collaborators for any of our product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Market volatility resulting from challenging financial markets factors, including lingering effects of the COVID-19 pandemic, could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.
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
We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We are early in our clinical development for both bexotegrast and PLN-1474. If bexotegrast or any of our other product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. We have completed several Phase 1 and Phase 2a trials of bexotegrast in IPF and are currently conducting a Phase 2a trial in PSC. We previously collaborated with Novartis to develop PLN-1474 for advanced liver fibrosis associated with NASH and have completed a Phase 1a SAD/MAD study evaluating PLN-1474 in healthy volunteers. As part of a broad strategic realignment, Novartis discontinued clinical development in NASH and, as a result, discontinued development of PLN-1474. In February 2023, Novartis issued a termination notice for the collaboration and license agreement, and effective upon the termination, returned global rights to Pliant for PLN-1474 and we may pursue other collaborations to further clinical development of PLN-1474. All of the risks and uncertainties that apply to bexotegrast or any candidates that we develop independently apply equally to those candidates we may develop in collaboration with third parties. See “Risks Related to Our Reliance on Third Parties.”
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
•delays in submitting investigational new drug (IND) applications or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
•conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;
•delays in enrolling subjects in clinical trials, including due to lingering effects of the COVID-19 pandemic;
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
Further, timely enrollment in clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things, pandemics. For example, our clinical trial sites have been affected by lingering effects of the COVID-19 pandemic. Commencement of enrollment of our clinical trials of bexotegrast in IPF and PSC was delayed. While these trials have resumed patient enrollment, and in some cases completed enrollment, we experienced slower than expected enrollment due to the pandemic. Also, while the Phase 1 trial of PLN-1474 has completed, this trial experienced delays due to COVID-19. In addition, after enrollment in these trials, if patients contract illnesses during participation in our trials or are subject to isolation or shelter-in-place restrictions to combat future pandemics, including a resurgence of the COVID-19 pandemic, this may cause them to drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols. If patients are unable to follow the trial protocols or if our trial results are otherwise disputed due to the effects of the a pandemic or actions taken to mitigate its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.
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
Regulatory authorities in some jurisdictions, including the United States and other major markets, may designate drugs intended to treat conditions or diseases affecting relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the Food and Drug Administration, or FDA, may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In order to obtain orphan designation in the European Economic Area, or EEA, the product must fulfill certain challenging criteria. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it meets the following criteria: (1) such product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either the prevalence of such condition must not be more than five in 10,000 persons in the EU when the application is made, or without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the EU to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000.
Although we have received U.S. orphan drug designation for bexotegrast for idiopathic pulmonary fibrosis, or IPF, and primary sclerosing cholangitis, PSC, and EEA orphan drug designation for bexotegrast for IPF and for PSC, the designation of any of our product candidates as an orphan drug does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates.
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
Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs with different active moieties can be approved for the same condition in the United States or EEA. Even after an orphan drug is approved, the FDA or European Medicines Agency, or EMA, as applicable, may subsequently approve another drug with the same active moiety for the same condition if the FDA concludes that the latter drug is not a similar medicinal product or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.
In addition, Congress is considering updates to the orphan drug provisions of the Food, Drug, and Cosmetic Act, or FDCA, in response to a recent decision by the U.S. Court of Appeals for the Eleventh Circuit. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and would materially adversely affect our business, results of operations, financial condition and prospects.
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
There are a number of biopharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of fibrosis. Companies that we are aware of that are targeting the treatment of various fibrosis indications through inhibiting various parts of the TGF-β pathway include companies with significant financial resources such as AbbVie Inc., AstraZeneca plc, Bristol Myers Squibb Co., Corbus Pharmaceutical, DiCE Therapeutics, Inc. (pending aquisition by Eli Lilly and Company), Merck & Co., Inc., Gilead Sciences, Inc., Morphic Therapeutics, Inc., Novartis AG, and Takeda Pharmaceutical Company.
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
Even if bexotegrast or any other product candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients and third-party payors. In addition, the availability of coverage by third-party payors may be affected by existing and future healthcare reform measures designed to reduce the cost of health care. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable.
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
A primary trend in the United States and European health care industries is toward cost containment, as government authorities, third-party payors, and others have attempted to control costs by limiting coverage and the amount of reimbursement available for certain treatments. Such third-party payers, including Medicare, may question the coverage of, and challenge or seek to lower the prices charged for medical products, and many third-party payers limit coverage and reimbursement for newly approved health care products. Moreover, reimbursement, if available, may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers or by future laws, regulations, or guidance seeking to limit prescription drug prices. If we are unable to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payers for any approved products that we develop, or if net prices are reduced by mandatory discounts or rebates, there could be a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.
Changes to current healthcare laws and state and federal healthcare reform measures that may be adopted in the future that impact coverage and reimbursement for drug or biologic products may result in additional payment reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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
Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of biopharmaceutical products. Arrangements with third-party payors and customers can expose biopharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, as detailed in Part I, Item 1 - Business - Government Regulation - Other Healthcare Laws of our Annual Report on Form 10-K for the year ended December 31, 2022, or 2022 10-K. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, and certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs, remuneration provided to health care professionals and their affiliates, charitable donations and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.
The distribution of biopharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of biopharmaceutical products.
The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment. Ensuring business arrangements comply with applicable healthcare laws can be time- and resource-consuming.

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
In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our ability to profitably sell any product candidates for which we obtain marketing approval or licensure. Changes in regulations, statutes or the interpretation of existing regulations governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the pricing, coverage and reimbursement thereof could impact our business in the future by resulting in, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; (iv) more rigorous coverage criteria or additional downward pressure on the price that we receive for product candidates for which we obtain marketing approval; or (v) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs, as detailed in Part I, Item 1 – Business – Government Regulation – Current and Future Healthcare Reform Legislation of our 2022 10-K. For example, in August 2022, President Biden signed into law the IRA, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the Inflation Reduction Act, or IRA, imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap patient annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers and payors; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of high spend pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services.
The IRA explicitly excludes from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. Those drugs with multiple orphan designations are not explicitly excluded from drug price negotiation.
Since its enactment, the Centers for Medicare and Medicaid Services, or CMS, has released numerous guidelines and regulations implementing various drug pricing provisions of the IRA. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect broader pharmaceutical industry (including orphan drug or small molecule development), several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the U.S. Department of Health and Human Services (HHS), the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality of the IRA’s drug price negotiation provisions. We cannot predict whether the IRA, or any of its component parts, will be overturned, repealed, replaced, or amended nor can we predict the likelihood, nature, or extent of other health reform initiatives that may arise from future legislation, administrative, or other action. However, we expect these initiatives to increase pressure on drug pricing. Further, certain broader legislation that is not targeted to the healthcare industry may nonetheless adversely affect our profitability. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.
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
We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of drugs is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. Furthermore, in many European countries (including the U.K.), effective access to the market depends on whether the product obtains a positive recommendation from the relevant health technology assessment body. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.
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
In addition, in most foreign countries, including those within the EEA, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement are the prerogative of the Member States and vary widely from country to country. For example, the EU provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow or maintain favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales and the potential profitability of any of our product candidates in those countries would be negatively affected.
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
Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. Under the Leahy-Smith America Invents Act, or America Invents Act, enacted in 2013, the United States moved from a “first to invent” to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the America Invents Act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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
In addition, courts outside the United States are sometimes less willing to protect trade secrets. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology.
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
If a third party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:
•infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
•substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
•a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third party licenses its product rights to us, which it is not required to do;
•if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products and any license that is available may be non-exclusive, which could result in our competitors gaining access to the same intellectual property; and
•redesigning our product candidates or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.
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
We may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-examination, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the European Patent Office, or EPO, or other foreign patent office.
The costs of these opposition proceedings could be substantial and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.
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
If we or one of our licensors initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.
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
Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. On March 16, 2013, under the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system. A third party that files a patent application in the USPTO on or after March 16, 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.
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
Depending upon the timing, duration, and specifics of any FDA or foreign marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, within the EU, regulatory protections afforded to medicinal products such as data exclusivity, marketing protection, market exclusivity for orphan indications and pediatric extensions are currently under review and is likely to be curtailed in future years. On April 26, 2023, the European Commission adopted a proposal for a new Directive and a new Regulation. If made into law, this proposal will revise and replace the existing general pharmaceutical legislation and will affect the existing period of regulatory protection afforded to medicinal products. If we are unable to obtain patent term extension or the term of any such extension is less than we request, or if data exclusivity or other regulatory protections are reduced, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed. It should be noted that the European Commission’s new proposed legislation, if implemented, will also affect the current EU legal framework of pediatric medicines.
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
Any third parties conducting aspects of our preclinical studies or clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our preclinical studies and clinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the preclinical or clinical data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements or for other reasons or if due to federal or state orders or absenteeism due to global conditions, including pandemics, they are unable to meet their contractual and regulatory obligations, our development timelines, including clinical development timelines, may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.
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
We rely on third-party contract manufacturers to manufacture our product candidates for preclinical studies and clinical trials. We do not own manufacturing facilities for producing any clinical trial product supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices, including due to challenging macroeconomic conditions, including lingering effects of the COVID-19 pandemic. In addition, we rely on vendors in foreign jurisdictions, including China for our clinical drug supply for bexotegrast. If this supply is interrupted for business or geopolitical reasons, the development of bexotegrast could be materially delayed. In particular, any replacement of our manufacturers could require significant time, effort and expertise because there may be a limited number of qualified replacements and the process to transfer technology and initiate manufacturing is complex and time consuming.
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
We expect to continue to rely on third-party manufacturers if we receive regulatory approval for bexotegrast or any other product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:
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
Risks Related to Managing Our Business and Operations
Global health pandemics, including lingering effects of the COVID-19 pandemic, could adversely impact our business, including our preclinical studies and clinical trials.
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
The extent to which the COVID-19 pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate duration of the pandemic and any resurgences, renewed travel restrictions and social distancing in the United States and other countries, further business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. The foregoing disruptions, and other continued disruptions to our business in connection with the COVID-19 pandemic, could have a material adverse impact on our business, financial condition or results of operations. In addition, the COVID-19 pandemic heightens many of the other risks and uncertainties discussed herein.
We may encounter difficulties in managing our growth, which could adversely affect our operations.
As of June 30, 2023, we had 155 full-time employees. As our clinical development and commercialization plans and strategies develop, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:
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
In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including as a result of lingering effects of the COVID-19 pandemic, the Russian invasion of Ukraine and rising inflationary pressures. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.
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

Effective December 31, 2023, we will be a large accelerated filer and no longer qualify as a smaller reporting company, which will increase our costs and demands on management.
Based on the market value of our common stock held by our non-affiliates as of June 30, 2023, we will no longer be a smaller reporting company and will be considered a “large accelerated filer” effective as of December 31, 2023, and thus will be subject to accelerated filing deadlines, as well as the requirements of section 404(b) of the Sarbanes-Oxley Act of 2002. Due to this upcoming transition, we expect to devote significant time and effort to implement and comply with the additional standards, rules and regulations that will apply to us upon becoming a large accelerated filer and losing our smaller reporting company status. Compliance with the additional requirements of being a large accelerated filer will also increase our legal, accounting and financial compliance costs.
As a smaller reporting company, we have availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. However, we may no longer avail ourselves of this exemption when we become a large accelerated filer and our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the year ending December 31, 2024. Due to the complexity and logistical difficulty of implementing the standards, rules and regulations that apply to non-smaller reporting companies on an accelerated timeframe, there is an increased risk that we may be found to be in non-compliance with such standards, rules and regulations or to have significant deficiencies or material weaknesses in our internal controls over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations and financial condition, and could cause a decline in the trading price of our common stock.
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
We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are “non-accelerated filer,” as defined by the SEC, our independent registered public accounting firm is not required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 for the fiscal year ending December 31, 2023. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not.
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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to continue to grant equity awards to employees, directors, and consultants under our stock incentive plans. In July 2022 and January 2023, we completed underwritten public offerings of our common stock. In July 2021, we entered into the Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may issue and sell shares of common stock from time to time. On March 27, 2023, we filed a registration statement on Form S-3 (File No. 333-270862) which included a sales agreement prospectus registering the offer and sale of up to $150.0 million of shares under the Sales Agreement (the Sales Agreement Prospectus). As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.
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
Numerous federal and state laws and regulations, including the Health Insurance Portability and Accountability Act (HIPAA) and the Health Information Technology for Economic and Clinical Health Act (HITECH), govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information or personal information. In the course of performing our business we obtain personally identifiable information (PII), including health-related information. Such laws and regulations relating to privacy, data protection, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that varies from one jurisdiction to another and/or may conflict with other laws or regulations. HIPAA establishes national privacy and security standards for the protection of individually identifiable health information, including protected health information (PHI) for certain covered entities, including healthcare providers that submit certain covered transactions electronically, as well as their “business associates.” Penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly depending on the failure and could include civil monetary or criminal penalties. HIPAA also authorizes state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care claim in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. The HHS Office for Civil Rights (OCR) has recently increased its enforcement efforts on compliance with HIPAA, including the security regulations (Security Rule), bringing actions against entities which have failed to implement security measures sufficient to reduce risks to electronic protected health information or to conduct an accurate and thorough risk analysis, among other violations. HIPAA enforcement actions may lead to monetary penalties and costly and burdensome corrective action plans. Moreover, compliance with state laws related to health privacy may cause additional compliance costs. For instance, Washington State recently passed the “My Health My Data Act” which will regulate “consumer health data” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” The “My Health My Data Act” provides exemptions for personal data used or shared in research, including data subject to 45 C.F.R. Parts 46, 50, and 56. Nevada also recently enacted a consumer health data privacy bill, and additional states may adopt health-specific privacy laws that could impact our business activities depending on how they are interpreted.
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
Multiple states have followed California to legislate comprehensive privacy laws with data privacy rights. For example, on March 2, 2021, the Virginia Consumer Data Protection Act was signed into law, which went into effect on January 1, 2023, on May 10 2022, the Connecticut Data Privacy Act, was signed into law, which went into effect on July 1, 2023, and on July 8, 2021, the Colorado Privacy Act, was signed into law, which went into effect on July 1, 2023. Multiple states have enacted similar legislation which will go into effect in the coming years. While these new laws generally include exemptions for

HIPAA-covered and clinical trial data, they add layers of complexity to compliance in the U.S. market, and could increase our compliance costs and adversely affect our business.
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
The EU GDPR also prohibits the transfer of personal data from the EEA to the United States and other countries that are not recognized as having “adequate” data protection laws by the European Commission unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards allowing U.S. companies to import personal data from the EEA has been certification to the EU-U.S. Privacy Shield framework administered by the U.S. Department of Commerce. However, the European Court of Justice, or the ECJ, issued a decision in July 2020 which invalidated the EU-U.S. Privacy Shield framework for international transfers (Schrems II) and imposed further restrictions on the use of standard contractual clauses (SCCs). The SCCs were subsequently updated by the European Commission and these now place a contractual obligation on the parties to carry out a transfer privacy impact assessment, which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under the SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EU. Following that decision, the Swiss Federal Data Protection and Information Commissioner (FDPIC) took a similar view and considered that data transfers based on the Swiss-U.S. Privacy Shield framework are no longer lawful.
On October 7, 2022, President Biden introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework (DPF) and on July 10, 2023, the European Commission adopted its adequacy decision to reflect its view that the new Executive Order and DPF is able to meet the concerns raised in Schrems II. In turn, entities relying on SCCs for transfers to the U.S. are able to rely on the analysis in the European Commission’s adequacy decision as support for their transfer impact assessments. Importantly, the U.S. Department of Commerce has also announced that companies will also immediately be able to self-certify to the UK and Swiss extensions of the DPF, but that the UK component will not be live until the finalization of the separate and ongoing UK-U.S. adequacy process. Given the above, the current legal position could restrict our activities in the EEA/Switzerland, limit our ability to provide our products and services in the EEA/Switzerland, and/or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EEA/Switzerland to the United States.
Following the U.K.’s departure from the EU (Brexit), the EU GDPR’s data protection obligations continue to apply to the UK in substantially unvaried form under the so-called “UK GDPR”. The UK GDPR exists alongside the UK Data Protection Act 2018 which implements certain derogations in the UK GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should be noted that the UK GDPR also prohibits the transfer of personal data from the UK to other countries that are not recognized as having “adequate” data protection laws, including the U.S., in a similar manner to the EU. In addition, the UK Government has published its own form of SCCs, known as the International Data Transfer Agreement and International Data Transfer Addendum to the new EU SCCs. The UK Information Commissioner’s Office has also published its version of the transfer impact assessment and revised guidance on international transfers, although companies may choose to either use the EU style or UK style transfer impact assessment. In terms of international data transfers between the UK and U.S., as stated above, there is an ongoing UK-U.S. adequacy process which once finalized will extend the DPF to apply also to transfers from the UK.
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
We may also face new regulatory costs and challenges that could have an adverse effect on our operations. Since the regulatory framework in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime with respect to the approval of our product candidates in the U.K., now that U.K. legislation may depart from EU legislation. For instance, now the transition period has expired, Great Britain will no longer be covered by the centralized procedure for obtaining an EEA-wide marketing authorization from the EMA and a separate process will be required for authorization of drug products covering the UK or Great Britain only. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. and/or EU for our product candidates, which could significantly and materially harm our business.
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
In addition, while we maintain insurance policies that may cover certain liabilities in connection with a cybersecurity incident, we cannot be certain that the insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims that exceed available insurance coverage, or the occurrence of changes in insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including its financial condition, results of operations and reputation.
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials costlier to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, including due to lingering effects of the COVID-19 pandemic, Russian invasion of Ukraine, rising inflationary pressures and rising interest rates could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our suppliers, some of which are located outside of the United States, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
Date: August 9, 2023

PLIANT THERAPEUTICS, INC.

By:	/s/ Bernard Coulie
Bernard Coulie, M.D., Ph.D.
President and Chief Executive Officer

By:	/s/ Keith Cummings
Keith Cummings, M.D., M.B.A.
Chief Financial Officer (Principal Financial Officer)