Form 10-Q
period 2023-09-30
PLIANT THERAPEUTICS, INC.
filed 2023-11-09
CIK 1746473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2023, the registrant had 59,895,958 shares of common stock, $0.0001 par value per share, outstanding.

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
•The success, cost and timing of our product development activities and clinical trials of our lead product candidate, bexotegrast (PLN-74809) and our other product candidates;
•Our estimates regarding the impact of challenging macroeconomic and marketplace conditions, including the effects of health epidemics and pandemics, such as COVID-19, on our business and operations, and our ability to manage such impacts;
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
•Our business is highly dependent on the success of our lead product candidate, bexotegrast and any other product candidates that we advance into the clinic. All of our product candidates will require significant additional preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially.
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
Risks Related to Managing Our Business and Operations
•The effects of health epidemics and pandemics, such as the COVID-19 could adversely impact our business, including our preclinical studies and clinical trials.
•Our loss of key management personnel, or our failure to recruit additional highly skilled personnel, will impair our ability to develop current product candidates or identify and develop new product candidates, could result in loss of markets or market share and could make us less competitive.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Pliant Therapeutics, Inc.
Condensed Balance Sheets
(Unaudited)
(In thousands, except number of shares and per share amounts)

	September 30, 2023	*December 31, 2022
Assets
Current assets
Cash and cash equivalents	$57,679	$33,685
Short-term investments	465,933	297,502
Accounts receivable	—	1,983
Tax credit receivable	83	83
Prepaid expenses and other current assets (Note 5)	10,640	7,058
Total current assets	534,335	340,311
Property and equipment, net	3,969	4,486
Operating lease right-of-use assets	1,768	5,422
Other non-current assets	392	394
Total assets	$540,464	$350,613
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,360	$1,580
Accrued research and development	13,664	11,218
Accrued liabilities (Note 6)	8,310	8,658
Lease liabilities, current	2,061	2,457
Total current liabilities	27,395	23,913
Lease liabilities, non-current	—	3,429
Long-term debt (Note 7)	10,021	9,929
Total liabilities	37,416	37,271
Stockholders’ equity
Common stock, $0.0001 par value; 300,000,000 shares authorized at September 30, 2023 and December 31, 2022; and 59,890,980 and 48,941,254 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively;	6	5
Additional paid-in capital	963,588	653,707
Accumulated deficit	(458,639)	(338,412)
Accumulated other comprehensive loss	(1,907)	(1,958)
Total stockholders’ equity	503,048	313,342
Total liabilities and stockholders’ equity	$540,464	$350,613
*The condensed balance sheet as of December 31, 2022 has been derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these condensed financial statements

Pliant Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$—	$1,482	$1,580	$7,720
Operating expenses:
Research and development	(32,339)	(24,606)	(94,614)	(71,822)
General and administrative	(15,346)	(8,823)	(44,074)	(25,698)
Total operating expenses	(47,685)	(33,429)	(138,688)	(97,520)
Loss from operations	(47,685)	(31,947)	(137,108)	(89,800)
Interest and other income (expense), net	6,515	1,633	17,827	2,013
Interest expense	(317)	(301)	(946)	(474)
Net loss	$(41,487)	$(30,615)	$(120,227)	$(88,261)
Net loss attributable to common stockholders	$(41,487)	$(30,615)	$(120,227)	$(88,261)
Net loss per share, attributable to common stockholders - basic and diluted	$(0.70)	$(0.65)	$(2.06)	$(2.22)
Shares used in computing net loss per share attributable to common stockholders - basic and diluted	59,688,451	46,799,058	58,319,608	39,735,342
Comprehensive loss:
Net loss	$(41,487)	$(30,615)	$(120,227)	$(88,261)
Net unrealized gain (loss) on short-term investments	334	(1,195)	51	(2,253)
Total other comprehensive gain (loss)	334	(1,195)	51	(2,253)
Comprehensive loss	$(41,153)	$(31,810)	$(120,176)	$(90,514)
The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except number of shares and per share amounts)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2022	48,941,254	$5	$653,707	$(1,958)	$(338,412)	$313,342
Common stock issued in a public offering, net of offering expenses	9,583,334	1	269,914	—	—	269,915
Issuance of common stock under benefit plans	454,314	—	3,661	—	—	3,661
Stock-based compensation expense	—	—	11,923	—	—	11,923
Net unrealized gain on short-term investments	—	—	—	627	—	627
Net loss	—	—	—	—	(37,548)	(37,548)
Balance at March 31, 2023	58,978,902	$6	$939,205	$(1,331)	$(375,960)	$561,920
Public offering expenses	—	—	(133)	—	—	(133)
Issuance of common stock under benefit plans	243,783	—	334	—	—	334
Stock-based compensation expense	—	—	13,046	—	—	13,046
Net unrealized loss on short-term investments	—	—	—	(910)	—	(910)
Net loss	—	—	—	—	(41,192)	(41,192)
Balance at June 30, 2023	59,222,685	$6	$952,452	$(2,241)	$(417,152)	$533,065
Issuance of common stock under benefit plans	668,295	—	774	—	—	774
Stock-based compensation expense	—	—	10,362	—	—	10,362
Net unrealized gain on short-term investments	—	—	—	334	—	334
Net loss	—	—	—	—	(41,487)	(41,487)
Balance at September 30, 2023	59,890,980	$6	$963,588	$(1,907)	$(458,639)	$503,048

The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except number of shares and per share amounts)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2021	36,083,301	$3	$414,348	$(201)	$(215,091)	$199,059
Vesting of restricted stock awards	15,606	—	1	—	—	1
Issuance of common stock under benefit plans	63,552	—	51	—	—	51
Stock-based compensation expense	—	—	3,531	—	—	3,531
Net unrealized loss on short-term investments	—	—	—	(749)	—	(749)
Net loss	—	—	—	—	(28,100)	(28,100)
Balance at March 31, 2022	36,162,459	$3	$417,931	$(950)	$(243,191)	$173,793
Vesting of restricted stock awards	6,235	—	1	—	—	1
Issuance of common stock under benefit plans	13,603	—	446	—	—	446
Stock-based compensation expense	—	—	3,403	—	—	3,403
Net unrealized loss on short-term investments	—	—	—	(309)	—	(309)
Net loss	—	—	—	—	(29,546)	(29,546)
Balance at June 30, 2022	36,182,297	$3	$421,781	$(1,259)	$(272,737)	$147,788
Issuance of common stock under benefit plans	135,113	—	808	—	—	$808
Stock-based compensation expense	—	—	4,808	—	—	4,808
Net unrealized loss on short-term investments	—	—	—	(1,195)	—	(1,195)
Common stock issued in a public offering, net of offering expenses	12,432,432	2	215,398	—	—	215,400
Net loss	—	—	—	—	(30,615)	(30,615)
Balance at September 30, 2022	48,749,842	$5	$642,795	$(2,454)	$(303,352)	$336,994

The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022
Cash flows from operating activities
Net loss	$(120,227)	$(88,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,377	1,368
Stock-based compensation expense	35,331	11,743
Non-cash operating lease expense	1,833	1,260
Accretion on short-term investments	(10,215)	(264)
Changes in operating assets and liabilities:
Accounts receivable	1,983	516
Prepaid expenses and other current assets	(3,583)	2,605
Other non-current assets	367	441
Accounts payable	1,797	254
Accrued liabilities	2,082	8,315
Operating lease liabilities	(2,004)	(1,369)
Net cash used in operating activities	(91,259)	(63,392)
Cash flows from investing activities
Purchase of short-term investments	(525,572)	(289,402)
Maturity of short-term investments	367,499	120,770
Purchase of property and equipment	(860)	(1,594)
Net cash used in investing activities	(158,933)	(170,226)
Cash flows from financing activities
Proceeds from issuances of common stock under benefit plans	4,769	1,305
Payment of offering costs	(834)	(786)
Payment of debt issuance costs	—	(150)
Proceeds from term loan	—	10,000
Proceeds from sale of common stock in a public offering	270,251	216,201
Net cash provided by financing activities	274,186	226,570
Net increase (decrease) in cash and cash equivalents	23,994	(7,048)
Cash and cash equivalents at beginning of period	33,685	51,665
Cash and cash equivalents at end of period	$57,679	$44,617
Supplemental disclosures of cash flow information:
Cash paid for interest	$864	$332
Supplemental disclosures of noncash investing and financing activities:
Net unrealized loss on short-term investments	$51	$2,253
Purchase of property and equipment in accounts payable	$—	$33
Offering costs in accounts payable	$—	$14
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$950
Decrease in right-of -use assets and liabilities from lease modifications	$1,821	$—

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission ("SEC"), for interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the unaudited interim condensed financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company's financial information. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and nine months ended September 30, 2023, as compared to the significant accounting policies described in Note 2 of the "Notes to the Financial Statements" in the Company's audited financial statements included in the 2022 10-K.
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
There were no assets or liabilities recorded at fair value to the condensed balance sheets using Level 3 inputs as of September 30, 2023 and as of December 31, 2022.
The following tables show the Company’s Money Market Funds, U.S. Treasury securities, U.S. government agency securities and corporate debt securities by significant investment category as of September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Level 1:
Money Market Funds	$52,246	$—	$—	$52,246
Level 2:
U.S. Treasury securities included in cash and cash equivalents and short-term investments	33,472	—	(82)	33,390
U.S. government agency securities included in cash and cash equivalents and short-term investments	120,377	—	(599)	119,778
Corporate debt securities included in cash and cash equivalents and short-term investments	313,991	—	(1,226)	312,765
Total financial assets	$520,086	$—	$(1,907)	$518,179

	As of December 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Level 1:
Money Market Funds	$28,312	$—	$—	$28,312
Level 2:
U.S. Treasury securities included in cash and cash equivalents and short-term investments	4,446	—	(5)	4,441
U.S. government agency securities included in short-term investments	28,746	—	(111)	28,635
Corporate debt securities included in cash and cash equivalents and short-term investments	266,267	45	(1,887)	264,425
Total financial assets	$327,771	$45	$(2,003)	$325,813
The Company may sell certain of its short-term securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.
There were no liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022. The Company evaluates transfers between levels at the end of each reporting period and there have been no transfers between fair value measurement levels during the nine months ended September 30, 2023. In addition, there were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2023 and December 31, 2022.
As of September 30, 2023, the Company had not recorded any impairment related to other-than-temporary declines in the fair value of short-term investments. Short-term investments are considered impaired when a decline in fair value is judged to be other-than-temporary. The Company consults with its investment managers and considers available quantitative and qualitative evidence in evaluating potential impairment of its short-term investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost and its intent and ability to hold the investment.
The Company records interest income, accretion income and amortization expense on Money Market Funds and U.S. Treasury, U.S. government agency and corporate debt securities to interest and other income (expense), net in its condensed statement of operations and comprehensive loss.

4. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Laboratory equipment	$10,351	$9,581
Leasehold improvements	1,663	1,650
Construction-in-progress	49	66
Computer equipment and software	$124	$30
Total property and equipment, gross	12,187	11,327
Less: Accumulated depreciation	(8,218)	(6,841)
Total property and equipment, net	$3,969	$4,486
Depreciation expense for each of the three months ended September 30, 2023 and 2022 was $0.5 million. Depreciation expense for each of the nine months ended September 30, 2023 and 2022 was $1.4 million.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Prepaid research and development	$6,700	$3,421
Prepaid insurance	95	1,427
Prepaid licenses	1,138	959
Interest receivable	2,039	1,078
Other	668	173
Total prepaid expenses and other current assets	$10,640	$7,058
6. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Accrued compensation and benefits	$6,680	$7,200
Other accrued liabilities	1,630	1,458
Total accrued liabilities	$8,310	$8,658
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
The estimated fair value of the term loan as of September 30, 2023 was measured using Level 2 and Level 3 inputs and approximates the carrying value recorded to the condensed balance sheet. The effective interest rate for the term loan is 12.69% and interest expense for the three and nine months ended September 30, 2023 was $0.3 million and $0.9 million, respectively.

Future maturities of debt as of September 30, 2023 are as follows (in thousands):

As of September 30, 2023
2026	$5,455
2027	4,545
Thereafter	—
Total payments	10,000
Less: unamortized debt issuance costs	(113)
Accretion of final payment	134
Total	$10,021
8. Novartis Collaboration and License Agreement (the "Novartis Agreement")
In 2019, we entered into the Novartis Agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) for the development and commercialization of our preclinical product candidate, PLN-1474, and up to three additional integrin research targets. On February 17, 2023, Novartis exercised their right to terminate the Novartis Agreement as part of their new strategy focusing on a limited number of therapeutic areas. The termination took effect on April 18, 2023, and effective upon the termination, all rights and licenses granted to Novartis under the Novartis Agreement, including PLN-1474, the related investigational new drug (“IND”), and the validated research target, reverted back to us. The payment obligations of Novartis with respect to future milestones, royalties and research and development funding were also terminated.
Revenues associated with the Novartis Agreement for the three and nine months ended September 30, 2023 were nil and $1.6 million, respectively and $1.5 million and $7.7 million for the three and nine months ended September 30, 2022, respectively.
9. Preferred Stock
Under the Company’s Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”), the Company is authorized to issue two classes of shares: preferred and common stock. The preferred stock may be issued in series, and the Company’s board of directors is authorized to determine the rights, preferences, and terms of each series. These rights, preferences and terms could include dividend rights, conversion rights, voting rights, terms of redemptions, liquidation preferences and sinking fund terms. As of September 30, 2023 and December 31, 2022, the Company was authorized to issue 10,000,000 shares of preferred stock and there was no outstanding preferred stock as of September 30, 2023 and December 31, 2022.
10. Common Stock
As of September 30, 2023 and December 31, 2022, the Company was authorized to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. The common stock has the following rights and privileges:
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

Shares reserved for future issuance

	As of September 30, 2023	As of December 31, 2022
Outstanding stock option awards	6,852,652	5,569,567
Vesting of RSUs	916,708	507,925
Vesting of PSUs	354,534	531,796
Shares of common stock available for future grants under the 2020 Stock Option and Incentive Plan	2,795,354	2,937,769
Shares of common stock available for future issuance under the 2020 Employee Stock Purchase Plan	805,756	888,184
Shares of common stock available for future issuance under the 2022 Inducement Plan	850,000	1,000,000
Total shares reserved for future issuance	12,575,004	11,435,241
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
The Company used the Black-Scholes option pricing model to estimate stock-based compensation expense for stock option awards with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Expected volatility	82.66% - 83.22%	78.96% - 79.53%	80.97% - 83.22%	73.78% - 79.53%
Risk-free interest rate	3.95% - 4.38%	2.86% - 3.59%	3.42%- 4.38%	1.64% - 3.59%
Expected dividend	—	—	—	—
Expected term (in years)	6.00 - 6.08	5.77 - 6.08	5.31- 6.08	5.33 - 6.08
Underlying common stock fair value	$16.01 - $18.80	$7.67 - $24.23	$16.01 - $34.65	$4.92 - $24.23
A summary of option activity under the 2015 Plan and the 2020 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	5,569,567	$13.34	7.96	$43,696
Granted	1,899,214	28.83
Exercised	(504,684)	6.86
Forfeited	(111,445)	17.64
Outstanding as of September 30, 2023	6,852,652	$18.04	8.01	$29,986
Exercisable as of September 30, 2023	3,150,334	$14.46	7.13	$20,383
Vested and expected to vest as of September 30, 2023	6,852,652	$18.04	8.01	$29,986

As of September 30, 2023, there were $50.7 million of unrecognized compensation costs that are expected to be recognized over the weighted-average period of 2.6 years related to stock options. Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of September 30, 2023.
Restricted Stock Units
The service-based condition for restricted stock units ("RSUs") is generally satisfied over two years or three years. The following table sets forth the outstanding RSUs and related activity for the nine months ended September 30, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding at December 31, 2022	507,925	$17.43
Granted	683,703	34.36
Released	(247,488)	17.43
Forfeited	(27,432)	24.21
Unvested and outstanding at September 30, 2023	916,708	$29.86
As of September 30, 2023, the Company had $21.2 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 1.91 years.
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
As of September 30, 2023, there were 354,534 PSUs associated with the TSR goal at target level achievement of 100% outstanding with a weighted average grant date fair value of $29.15 per share. There were no additional grants, forfeitures or vesting of the PSUs associated with market-based vesting conditions during the nine months ended September 30, 2023.

In March and July 2023 the second and the third milestones applicable to PSUs under the clinical development vesting conditions were achieved. There are no remaining PSUs with clinical development performance conditions outstanding as of September 30, 2023.
As of September 30, 2023, the Company had $4.2 million of unrecognized stock-based compensation expense related to unvested PSUs expected to be recognized over a remaining weighted-average period of 0.79 years.
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
Under the 2020 ESPP, eligible employees may purchase shares of our common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The 2020 ESPP provides for a nine-month offering period. At the end of the purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of the fair market value at the beginning of the offering period or 85% of the fair market value at the end of the purchase period, subject to tax limitations on the total value of the purchase. The 2020 ESPP is considered a compensatory plan, and the Company recorded $0.1 million and $0.4 million in stock-based compensation expense for the three and nine months ended September 30, 2023, respectively. There was $0.1 million and $0.2 million in stock-based compensation expense attributed to the 2020 ESPP for the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2023, 39,132 shares and 82,428 shares, respectively, of common stock were issued under the 2020 ESPP with 805,756 shares remaining available for issuance under the 2020 ESPP. The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for the 2020 ESPP with the following assumptions:

	Nine months ended September 30,
	2023	2022
Risk-free interest rate	5.20% - 5.47%	0.60% - 3.34%
Expected term of options (in years)	0.50	0.50
Expected stock price volatility	54.78% - 69.15%	63.17% - 82.02%
Expected dividends	—	—

Stock-Based Compensation Expense
The following table presents the components and classification of stock-based compensation expense for the Company’s stock-based awards for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted stock awards	$—	$—	$—	$36
Stock options and ESPP	5,498	3,087	15,530	9,986
Restricted stock units	2,990	800	8,559	800
Performance-based restricted stock units	1,875	921	11,242	921
Total stock-based compensation expense	$10,363	$4,808	$35,331	$11,743
Research and development expenses	$4,378	$2,999	$14,520	$6,675
General and administrative expenses	$5,985	$1,809	$20,811	$5,068
12. Income Taxes
For the three and nine months ended September 30, 2023 and 2022, the Company did not record an income tax provision. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax asset will not be realized. As a result, the Company’s effective tax rate will remain at 0% because there are no estimated or discrete items that would impact the tax provision.

13. Commitments and Contingencies
Purchase Commitments
The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancellable on 30 days’ notice and the obligations under these contracts are largely based on services performed.
14. Leases
New Lease
On September 28, 2023, the Company entered into a lease agreement for a premise consisting of approximately 100,904 square feet located at Oyster Point Blvd, South San Francisco, California (the "Oyster Point Lease"), which the Company intends to use as laboratory and office space. The lease term of approximately seven years will start upon the Landlord’s substantial completion of tenant improvements, and may be extended for a period of eight years at then prevailing market rates for a comparable property. Future lease payments are approximately $43.7 million and are expected to start in the third quarter of 2024. Additionally, the Company is required to provide a letter of credit to the Landlord in the amount of $1.4 million in connection with the Oyster Point Lease. The Company has not recognized a right-of-use asset ("ROU") or aggregate lease liability as of September 30, 2023 for this lease as the Company did not control the underlying assets at any time as of September 30, 2023.
Existing leases
In conjunction with the Oyster Point Lease, we modified the lease term of our existing lease to end upon the start date of the Oyster Point Lease. As a result of this modification, we reduced our lease liability and our right-of-use asset by $1.8 million as of September 30, 2023. Additionally, we paid a refundable security deposit of approximately $0.4 million at inception of the lease term which has been reclassified from other non-current assets to other current assets in the condensed balance sheet at September 30, 2023.
Operating lease ROU assets and liabilities on our condensed balance sheets represent the present value of our remaining lease payments over the remaining lease terms. We use our incremental borrowing rate to calculate the present value of our lease payments, as the implicit rates in our leases are not readily determinable. Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of Topic 842 or the date of lease modification. The undiscounted future non-cancellable lease payments of the Company's operating lease liabilities as of September 30, 2023 were as follows (in thousands):

Operating Lease
2023 (remainder of the year)	$569
2024	1,624
Total undiscounted lease payments	$2,193
Less: Present value discount	(132)
Total current operating lease liabilities	$2,061
Total non-current operating lease liabilities	$—
Weighted-average remaining lease term	9.3 months
Weighted-average incremental borrowing rate	13.3%
Variable lease costs comprise primarily of the Company's proportionate share of operating expenses, property taxes, and insurance. Short-term lease expense and variable lease payments recorded in operating expenses were immaterial for the three and nine months ended September 30, 2023 and 2022. Lease expenses for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$698	$655	$2,142	$1,783
Other variable costs	130	131	620	407
Total expense	$828	$786	$2,762	$2,190
Cash paid for amounts included in the measurement of operating lease liabilities was $2.6 million and $1.9 million for the nine months ended September 30, 2023 and 2022, respectively.

15. Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of $0.2 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. The Company made contributions of $0.8 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively.
16. Net Loss Per Share Attributable to Common Stockholders
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	Nine Months Ended September 30,
	2023	2022
Options to purchase common stock	6,852,652	5,474,346
Restricted stock units	916,708	523,475
Performance-based restricted stock units*	—	—
Total	7,769,360	5,997,821
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss per share:
Net loss	$(41,487)	$(30,615)	$(120,227)	$(88,261)
Net loss attributable to common stockholders - basic and diluted	$(41,487)	$(30,615)	$(120,227)	$(88,261)
Denominator
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders - basic and diluted	59,688,451	46,799,058	58,319,608	39,735,342
Net loss per share attributable to common stockholders - basic and diluted	$(0.70)	$(0.65)	$(2.06)	$(2.22)

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
Overview
We are a clinical stage biopharmaceutical company focused on discovering and developing novel therapies for the treatment of fibrosis and related diseases. Our initial focus is on treating fibrosis by inhibiting integrin-mediated activation of TGF-β. We have applied our deep understanding of fibrosis biology, along with our medicinal chemistry and translational medicine expertise to develop a set of proprietary tools designed to discover and de-risk product candidates quickly and efficiently. Our wholly-owned lead product candidate, bexotegrast (PLN-74809), is an oral, small molecule, dual selective inhibitor of αvß6 and αvß1 integrins that we are developing for the treatment of idiopathic pulmonary fibrosis, or IPF, and primary sclerosing cholangitis, or PSC. We have recently initiated BEACON-IPF, a Phase 2b trial of bexotegrast in patients with IPF. BEACON-IPF is a 52-week, multinational, randomized, dose-ranging, double-blind, placebo-controlled trial evaluating bexotegrast at once-daily doses of 160 mg or 320 mg in approximately 270 patients with IPF.
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
Third Quarter and Recent Highlights
Bexotegrast Highlights
•Enrollment continues in BEACON-IPF, a Phase 2b trial of bexotegrast in patients with idiopathic pulmonary fibrosis (IPF). BEACON-IPF is a 52-week, multinational, randomized, dose-ranging, double-blind, placebo-controlled trial evaluating bexotegrast at once-daily doses of 160 mg or 320 mg. BEACON-IPF is expected to enroll approximately 270 patients with IPF.
•Positive safety and efficacy data from INTEGRIS-PSC Phase 2a trial in patients with primary sclerosing cholangitis (PSC). At once-daily doses of 40 mg, 80 mg and 160 mg, bexotegrast was well tolerated over 12 weeks of treatment with no drug-related severe or serious adverse events. At all doses tested, bexotegrast reduced both Enhanced Liver Fibrosis (ELF) scores and PRO-C3 levels at Week 12 relative to placebo, with statistically significant differences at the 160 mg dose. These data were selected for an oral late-breaker presentation at next week’s American Association for the Study of Liver Diseases’ (AASLD) The Liver Meeting® 2023.
•Positive independent Data Safety Monitoring Board (DSMB) review of the ongoing of INTEGRIS-PSC Phase 2a trial. This regularly scheduled DSMB review was held in October after the completion of enrollment of the 320 mg dose cohort. The DSMB examined the safety data from all patients enrolled, with all patients completing at least 12 weeks of treatment, and recommended the INTEGRIS-PSC trial continue without modification.
•INTEGRIS-PSC interim 12-week 320 mg dose data expected in the first quarter of 2024. This trial is evaluating the safety, tolerability and pharmacokinetics of bexotegrast at 320 mg versus placebo at 12 and 24 weeks of treatment in approximately 28 patients with PSC. The trial is also evaluating exploratory efficacy endpoints including fibrosis biomarkers such as serum PRO-C3 and ELF score, changes in alkaline phosphatase (ALP) and liver imaging. Twenty- four week data from the 320 mg dose group is expected in mid-2024.
Pipeline Programs
•Phase 1 trial of PLN-101095 in solid tumors is enrolling. This is a Phase 1 open-label trial of PLN-101095, an oral, small-molecule, dual selective inhibitor of αvβ8 and αvβ1 integrins designed to block TGF-β activation in the tumor microenvironment. This trial is enrolling patients with solid tumors that are resistant to immune checkpoint inhibitors.
•Muscular dystrophy program on track for regulatory filing in the first quarter of 2024. PLN-101325 is a monoclonal antibody designed to act as an allosteric agonist of integrin α7β1. Filing for first-in-human clinical studies in Duchenne muscular dystrophy (DMD) is expected in the first quarter of 2024.
Since inception, we have had significant operating losses. Our net loss was $41.5 million and $120.2 million for the three and nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $458.6 million and cash, cash equivalents and short-term investments of $523.6 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase in connection with our ongoing activities, as we:
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
Following termination of the Novartis Agreement, we are no longer eligible to receive additional milestone or royalty payments under the arrangement; however, we continued to earn research and development services revenues through the effective termination date of April 18, 2023. We recognized nil and $1.6 million in revenues for performing research and development activities associated with PLN-1474 and integrin research targets in the three and nine months ended September 30, 2023, respectively.
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

Financial Operations Overview
Comparison of the three months ended September 30, 2023 and 2022 (in thousands)

	Three Months Ended September 30,
	2023	2022	$ Change
Revenue	$—	$1,482	$(1,482)
Operating expenses:
Research and development	(32,339)	(24,606)	(7,733)
General and administrative	(15,346)	(8,823)	(6,523)
Total operating expenses	(47,685)	(33,429)	(14,256)
Loss from operations	(47,685)	(31,947)	(15,738)
Interest and other income (expense), net	6,515	1,633	4,882
Interest expense	(317)	(301)	(16)
Net loss	$(41,487)	$(30,615)	$(10,872)
Revenue
The decrease in revenue of $1.5 million is attributable to decreased research and development services resulting from the termination of the Novartis Agreement.
Research and development expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change
Employee-related expenses	$11,844	$7,303	$4,541
Outside and consulting services for preclinical studies and research and development activities by third-party contract organizations	2,555	3,958	(1,403)
Clinical trials expenses	14,066	8,645	5,421
Depreciation of lab equipment and costs of equipment and supplies	1,366	1,341	25
Facilities and other allocated expenses	2,494	3,328	(834)
Technology and intellectual property licenses	14	31	(17)
Total research and development expenses	$32,339	$24,606	$7,733
Research and development expenses for the three months ended September 30, 2023 increased $7.7 million, primarily due to employee-related expenses, driven by increased headcount, salaries and stock-based compensation expense and manufacturing expense for IPF Phase 2b clinical drug supply. These costs were partially offset by a decrease in preclinical manufacturing costs associated with activities that were substantially complete in 2022 and by a decrease in facilities and other allocated charges.
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
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2023 increased $6.5 million, primarily attributable to employee-related costs, driven by increased headcount, salaries and stock-based compensation expense.
We expect our general and administrative expenses to increase for the foreseeable future as we continue to build our administrative function to support our growth in operations.
Interest and Other Income (Expense), net
Interest and other income (expense), net increased $4.9 million, attributable to higher interest income due to increased yields and an increase in short-term investments due to current year financing activities.

Comparison of the nine months ended September 30, 2023 and 2022 (in thousands)

	Nine Months Ended September 30,
	2023	2022	$ Change
Revenue	$1,580	$7,720	$(6,140)
Operating expenses:
Research and development	(94,614)	(71,822)	(22,792)
General and administrative	(44,074)	(25,698)	(18,376)
Total operating expenses	(138,688)	(97,520)	(41,168)
Loss from operations	(137,108)	(89,800)	(47,308)
Interest and other income (expense), net	17,827	2,013	15,814
Interest expense	(946)	(474)	(472)
Net loss	$(120,227)	$(88,261)	$(31,966)
Revenue
The revenue decrease of $6.1 million is attributable to decreased research and development services associated with the termination of the Novartis Agreement.
Research and development expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change
Employee-related expenses	$35,119	$19,770	$15,349
Outside and consulting services for preclinical studies and research and development activities by third-party contract organizations	11,399	20,770	(9,371)
Clinical trials expenses	36,132	19,956	16,176
Depreciation of lab equipment and costs of equipment and supplies	4,230	4,377	(147)
Facilities and other allocated expenses	7,666	6,882	784
Technology and intellectual property licenses	68	67	1
Total research and development expenses	$94,614	$71,822	$22,792
Research and development expenses increased $22.8 million, primarily due to employee-related expenses, driven by increased headcount, salaries and stock-based compensation expense, IPF Phase 2b clinical trial expenses, manufacturing activities for clinical drug supply and facilities and other allocated charges. These costs were partially offset by a decrease in preclinical manufacturing costs associated with activities that were substantially complete in 2022.
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
General and Administrative Expenses
General and administrative expenses increased $18.4 million, primarily attributable to employee-related costs, driven by increased headcount, salaries and stock-based compensation expense, consulting and other professional services expense.
We expect our general and administrative expenses to increase for the foreseeable future as we continue to build our administrative function to support our growth in operations.
Interest and Other Income (Expense), net
Interest and other income (expense), net increased $15.8 million attributable to higher interest income due to increased yields and an increase in short-term investments due to current year financing activities.
Interest Expense
Interest expense increased $0.5 million due to the interest incurred from our term loan under the Oxford Loan Agreement, issued in the second quarter of 2022.
Liquidity and Capital Resources
Overview
As of September 30, 2023, we had $523.6 million of cash, cash equivalents and short-term investments. Our short-term investments consist of U.S. Treasury securities, U.S. Government agency securities and highly rated, investment-grade corporate debt securities.
In May 2022 we entered into a Loan and Security Agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (or "Oxford"). Upon closing of the Oxford Loan Agreement, we drew $10.0 million, and in the first quarter of 2023 we decided to forego drawing an additional $40.0 million available to us. A further $50.0 million may become available to us, $25.0 million upon the achievement of pre-determined development milestones and $25.0 million at Oxford's discretion.
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
Our operations have been financed primarily through the issuance and sale of convertible preferred stock, issuance of common stock, debt and our collaboration with Novartis. During the third quarter of 2021, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may issue and sell shares of common stock. In March 2023, we filed a prospectus registering the offer and sale of up to $150.0 million of shares of common stock from time to time pursuant to the Sales Agreement. The issuance and sale of these shares pursuant to the Sales Agreement are deemed an “at-the-market” offering and are registered under the Securities Act of 1933, as amended. As of September 30, 2023, we had not issued any shares pursuant to any at-the-market offerings.
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
•the timelines of our clinical trials and the overall costs to conduct and complete the clinical trials, which may be impacted by global events and macroeconomic conditions, including the effects of health epidemics and pandemics, such as the COVID-19;
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
Cash Flows
Comparison of the nine months ended September 30, 2023 and 2022
The following summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(91,259)	$(63,392)
Net cash used in investing activities	(158,933)	(170,226)
Net cash provided by financing activities	274,186	226,570
Net increase (decrease) in cash and cash equivalents	$23,994	$(7,048)
Cash Used in Operating Activities
Net cash used in operating activities increased $27.9 million over the prior year attributable to an increase in net loss of $32.0 million, the timing of revenue related cash receipts and cash outlay to settle accrued liabilities.
Cash Used in Investing Activities
Net cash used in investing activities decreased by $11.3 million year over year primarily due to the use of maturities of investment for operating activities.
Cash Provided by Financing Activities
Net cash provided by financing activities increased $47.6 million primarily due to net proceeds from the Company's January 2023 underwritten public offering.
Contractual Obligations and Other Commitments
Except as mentioned below, there have been no material changes to our contractual obligations and other commitments as of September 30, 2023, as compared to those disclosed in our 2022 10-K.
At September 30, 2023, we had various non-cancelable operating leases for office space and equipment, which expire between December 31,2023 and March 2031. Refer to Note 13 and 14 of our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of material obligations and commitments.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash, cash equivalents and short-term investments of $523.6 million as of September 30, 2023 which consisted of bank deposits, highly liquid money market funds and short-term investments in U.S. treasury securities, U.S. government agency securities and corporate debt securities. Under the Oxford Loan Agreement, we had a $10.0 million term loan outstanding as of September 30, 2023 which is subject to the movement in interest rates, however the exposure is capped at 2.0%. Due to the short-term maturities of our cash equivalents and short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2023, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing and our prior collaboration with Novartis. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss was $123.3 million and $97.3 million for the years ended December 31, 2022 and 2021, respectively. As of September 30, 2023, we had an accumulated deficit of $458.6 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be at least several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to further develop and, if approved, market additional potential product candidates.
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
•experience delays or interruptions to preclinical studies, clinical trials, our receipt of services from our third-party service providers on whom we rely, or our supply chain due to the effects of health epidemics and pandemics, such as the COVID-19 pandemic;
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
As of September 30, 2023, we had approximately $523.6 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses and capital expenditure requirements into the second half of 2026. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;
•the clinical development plans we establish for these product candidates;
•the timelines of our clinical trials and the overall costs to conduct and complete the clinical trials, including any increased costs due to disruptions caused by marketplace conditions, including the effects of health epidemics and pandemics, such as the COVID-19 pandemic, or other geopolitical conditions;
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
We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our Oxford Loan Agreement, or potentially pursuant to new arrangements with different lenders. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. However, we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also may be required to seek collaborators for any of our product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Market volatility resulting from challenging financial markets factors, including the effects of health epidemics and pandemics, such as the COVID-19 pandemic, could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.
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
•general market conditions or extraordinary external events, such as recessions or the the effects of health epidemics and pandemics, such as COVID-19 pandemic;
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
Our business is highly dependent on the success of our lead product candidate, bexotegrast and any other product candidates that we advance into the clinic. Our product candidates will require significant additional development before we may be able to seek regulatory approval for and launch a product commercially.
We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We are early in our clinical development for bexotegrast. If bexotegrast or any of our other product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. We have completed several Phase 1 and Phase 2a trials of bexotegrast in IPF and are currently conducting a Phase 2a trial in PSC. We previously collaborated with Novartis to develop PLN-1474 for advanced liver fibrosis associated with NASH and have completed a Phase 1a SAD/MAD study evaluating PLN-1474 in healthy volunteers. As part of a broad strategic realignment, Novartis discontinued clinical development in NASH and, as a result, discontinued development of PLN-1474. In February 2023, Novartis issued a termination notice for the collaboration and license agreement, and effective upon the termination, returned global rights to Pliant for PLN-1474 and we may pursue other collaborations to further clinical development of PLN-1474. All of the risks and uncertainties that apply to bexotegrast or any candidates that we develop independently apply equally to those candidates we may develop in collaboration with third parties. See “Risks Related to Our Reliance on Third Parties.”
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
•delays in enrolling subjects in clinical trials, including due to the effects of health epidemics and pandemics, such as the COVID-19 pandemic;
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

•due to the impact of COVID-19 pandemic, we have experienced, and may continue to experience, delays and interruptions to our preclinical studies and clinical trials, we may experience delays or interruptions to our manufacturing supply chain, or we could suffer delays in reaching, or we may fail to reach, agreement on acceptable terms with third-party service providers on whom we rely;
•additional delays and interruptions to our clinical trials could extend the duration of the trials and increase the overall costs to finish the trials as our fixed costs are not substantially reduced during delays;
•we may elect to, or regulators, IRBs, Data Safety Monitoring Boards, or DSMBs, or ethics committees may require that we or our investigators suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
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
We completed our Phase 1a clinical trial of our lead product candidate bexotegrast in healthy volunteers, and, with the exception of a number of reported minor adverse events, the product candidate was observed to be generally well-tolerated across all doses in 71 trial participants. In addition, we announced positive interim data from our first Phase 2a INTEGRIS-IPF trial in July 2022, January 2023 and May 2023 in which bexotegrast was observed to be well-tolerated over a treatment period of at least 12 weeks, and up to 40 weeks, in the 89 patients treated with bexotegrast. In September 2023, we announced positive interim data from INTEGRIS-PSC, a Phase 2a clinical trial of bexotegrast in patients with primary sclerosing cholangitis and suspected moderate to severe liver fibrosis. The trial met its primary and secondary endpoints demonstrating that bexotegrast was well tolerated over a 12-week treatment period and its plasma concentrations increased with dose. However, if significant adverse events or other side effects are observed in any of our ongoing or future clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts altogether. In addition, in our ongoing Phase 2a clinical trials, we are evaluating bexotegrast administered with approved IPF agents. We have completed a Phase 1a study evaluating one-way interaction of bexotegrast on nintedanib or pirfenidone, concluding that clinical safety and pharmacokinetic data indicate that no dose adjustments are needed for nintedanib or pirfenidone when combined with bexotegrast. However, we may encounter unexpected drug-drug interactions in our planned trials, and may be required to further test these candidates, including additional drug-drug interaction studies, which may be expensive, time-consuming and result in delays to our programs.
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
•the willingness or availability (including legality under any future or reinstated COVID-19 policies) of patients to participate in our trials (including due to fears of contracting COVID-19 or other diseases);
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
Further, timely enrollment in clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things, pandemics. For example, our clinical trial sites have been affected by the effects of COVID-19 pandemic. Commencement of enrollment of our clinical trials of bexotegrast in IPF and PSC was delayed. While these trials have resumed patient enrollment, and in some cases completed enrollment, we experienced slower than expected enrollment due to COVID-19. Also, while the Phase 1 trial of PLN-1474 has completed, this trial experienced delays due to COVID-19. In addition, after enrollment in these trials, if patients contract illnesses during participation in our trials or are subject to isolation or shelter-in-place restrictions to combat future pandemics, including a resurgence of COVID-19, this may cause them to drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols. If patients are unable to follow the trial protocols or if our trial results are otherwise disputed due to the effects of the a pandemic or actions taken to mitigate its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.
Additionally, the FDA may modify or enhance trial requirements, which may affect enrollment. For example, in August 2023, the FDA published a guidance document, “Informed Consent, Guidance for IRBs, Clinical Investigators, and Sponsors,” which supersedes past guidance and finalizes draft guidance on informed consent. The FDA’s new guidance presents evolving requirements for informed consent which may effect recruitment and retention of patients in clinical trials. Effects on recruitment and retention of patients may hinder or delay a clinical trial and could cause a significant setback to an applicable program.
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
Further, the FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining when or whether marketing approval will be obtained for any of our product candidates. Our product candidates may not be approved even if they achieve their primary endpoints in future Phase 3 clinical trials or registrational trials. The FDA or comparable foreign regulatory authorities may disagree with our trial designs and our interpretation of data from preclinical studies or clinical trials. Further, requirements regarding clinical trial data may evolve. In June 2023, the FDA published a draft guidance, E6(R3) Good Clinical Practice (GCP), which seeks to unify standards for clinical trial data for ICH member countries and regions. Changes to data requirements may cause the FDA or comparable foreign regulatory authorities to disagree with data from preclinical studies or clinical trials, and may require further studies.
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
Regulatory authorities in some jurisdictions, including the United States and other major markets, may designate drugs intended to treat conditions or diseases affecting relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the Food and Drug Administration, or FDA, may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In order to obtain orphan designation in the European Economic Area (EEA) and the UK,, the product must fulfill certain challenging criteria. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it meets the following criteria: (1) such product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either the prevalence of such condition must not be more than five in 10,000 persons in the EU when the application is made, or without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the EU to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. In the EEA, the grant of the orphan designation does not mean that the product will be granted orphan status at the time it is assessed in parallel with the application for a marketing authorization. The authorities reassess then whether the product still fulfills the criteria for orphan status.
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
Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or foreign regulatory authorities from approving another marketing application for a product that constitutes a similar medicinal product treating the same indication for that marketing exclusivity period, except in limited circumstances. The applicable period is seven years in the United States and ten years in the EEA. The ten-year period of market exclusivity in the EEA can be extended by a further two years if the product qualifies for a pediatric extension, but can be reduced to a period of six years if the orphan designation criteria are no longer met after the fifth year. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. On April 26, 2023, the European

Commission adopted a proposal for a new Directive and a new Regulation. If made into law, this proposal will revise and replace the existing general pharmaceutical legislation and may make it more difficult to obtain orphan designation in the EEA.
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
A Fast Track designation by the FDA, even if granted for other current or future product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.
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
There are a number of biopharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of fibrosis. Companies that we are aware of that are targeting the treatment of various fibrosis indications through inhibiting various parts of the TGF-β pathway include companies with significant financial resources such as AbbVie Inc., AstraZeneca plc, Bristol Myers Squibb Co., Corbus Pharmaceutical, DiCE Therapeutics, Inc. (recently acquired by Eli Lilly and Company), Merck & Co., Inc., Gilead Sciences, Inc., Morphic Therapeutics, Inc., Novartis AG, and Takeda Pharmaceutical Company.
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
•positive HTA assessment in jurisdictions where required;
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
Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the United States, sales of any products for which we may receive regulatory marketing approval will depend, in part, on the availability of coverage and adequacy of reimbursement from third-party payors. Third-party payors include government authorities such as Medicare, Medicaid, TRICARE, and the Veterans Administration, managed care providers, private health insurers, and other organizations. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors are critical to new product acceptance. Patients are unlikely to use our product candidates unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost. We cannot be sure that coverage and adequate reimbursement will be available for any product that we may develop and, if reimbursement is available, what the level of reimbursement will be.
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
If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, pharmacovigilance, and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with current Good Manufacturing Practice, or cGMP, and GCP requirements for any clinical trials that we conduct post-approval.
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
In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our ability to profitably sell any product candidates for which we obtain marketing approval or licensure. Changes in regulations, statutes or the interpretation of existing regulations governing the regulatory approval or licensure, manufacture, and marketing of regulated products or the pricing, coverage and reimbursement thereof could impact our business in the future by resulting in, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; (iv) more rigorous coverage criteria or additional downward pressure on the price that we receive for product candidates for which we obtain marketing approval; or (v) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs, as detailed in Part I, Item 1 – Business – Government Regulation – Current and Future Healthcare Reform Legislation of our 2022 10-K. For example, in August 2022, President Biden signed into law the Inflation Reduction Act or IRA, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the IRA, imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap patient annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers and payors; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of high spend pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services.
The IRA explicitly excludes from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. Those drugs with multiple orphan designations are not excluded from drug price negotiation.
Since its enactment, the Centers for Medicare and Medicaid Services, or CMS, has taken steps to implement various drug pricing provisions of the IRA. This includes issuing new guidance on June 30, 2023 detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026 and, on August 29, 2023, releasing the initial list of 10 drugs subject to price negotiations. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry (including orphan drug or small molecule development), several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the U.S. Department of Health and Human Services (HHS), the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. We cannot predict whether the IRA, or any of its component parts, will be overturned, repealed, replaced, or amended nor can we predict the likelihood, nature, or extent of other health reform initiatives that may arise from future legislation, administrative, or other action. However, we expect these initiatives to increase pressure on drug pricing. Further, certain broader legislation that is not targeted to the healthcare industry may nonetheless adversely affect our profitability. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.
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
Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to COVID-19 or other future pandemics. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
If we do not obtain patent term extension, data exclusivity and orphan exclusivity for any product candidates we may develop, our business may be materially harmed.
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

We rely on third-party contract manufacturers to manufacture our product candidates for preclinical studies and clinical trials. We do not own manufacturing facilities for producing any clinical trial product supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices, including due to challenging macroeconomic conditions, including the effects of health epidemics and pandemics, such as the COVID-19 pandemic. In addition, we rely on vendors in foreign jurisdictions, including China for our clinical drug supply for bexotegrast. If this supply is interrupted for business or geopolitical reasons, the development of bexotegrast could be materially delayed. In particular, any replacement of our manufacturers could require significant time, effort and expertise because there may be a limited number of qualified replacements and the process to transfer technology and initiate manufacturing is complex and time consuming.
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
Risks Related to Managing Our Business and Operations
Global health pandemics, including the effects of health epidemics and pandemics, such as COVID-19 pandemic, could adversely impact our business, including our preclinical studies and clinical trials.
The outbreak of COVID-19 and government measures taken in response thereto have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the initial spread of COVID-19, we significantly limited access to our executive offices with the majority of our administrative employees continuing their work outside of our offices and limited the presence of our staff in the laboratory and in the administrative spaces to levels that adhere to social distancing protocols. As a result of the COVID-19, we have experienced disruptions and may continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
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
The extent to which COVID-19 impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as any resurgences, renewed travel restrictions and social distancing in the United States and other countries, further business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. The foregoing disruptions, and other continued disruptions to our business in connection with COVID-19, could have a material adverse impact on our business, financial condition or results of operations. In addition, COVID-19 heightens many of the other risks and uncertainties discussed herein.
We may encounter difficulties in managing our growth, which could adversely affect our operations.
As of September 30, 2023, we had 159 full-time employees. As our clinical development and commercialization plans and strategies develop, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Report, these factors include:
•the commencement, enrollment or results of our current Phase 2a and Phase 2b clinical trials of bexotegrast and any other clinical trials for our product candidates conducted by us or our collaborators;
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
In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including as a result of effects of health epidemics and pandemics, such as COVID-19, the Russian invasion of Ukraine, tensions in the Middle East and rising inflationary pressures. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.
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
We may encounter vendors that engage in information blocking practices that may inhibit our ability to access the relevant data on behalf of clients or impose new or additional costs. In 2020, the U.S. Department of Health and Human Services’ Office of the National Coordinator for Health Information Technology (ONC) and the Centers for Medicare and Medicaid Services promulgated final rules to support access, exchange, and use of electronic health information (EHI). Specifically, the information blocking rules were implemented as part of the 21st Century Cures Act, and are primarily designed to facilitate technology interoperability and enable the free flow of healthcare information for healthcare treatment, payment or operation purposes. On June 27, 2023, the Department of Health and Human Services Office of the Inspector General (HHS-OIG) published its final rule implementing information blocking penalties for “actors.” HHS-OIG may impose penalties for information blocking that has occurred after September 1, 2023. The impact on the information blocking rules to our business is currently unclear.
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
Multiple states have followed California to legislate comprehensive privacy laws with data privacy rights. For example, on March 2, 2021, the Virginia Consumer Data Protection Act was signed into law, which went into effect on January 1, 2023, on May 10 2022, the Connecticut Data Privacy Act was signed into law, which went into effect on July 1, 2023, and on July 8, 2021, the Colorado Privacy Act, was signed into law, which went into effect on July 1, 2023. Multiple states have enacted similar legislation which will go into effect in the coming years. While these new laws generally include exemptions for HIPAA-covered and clinical trial data, they add layers of complexity to compliance in the U.S. market, and could increase our compliance costs and adversely affect our business.
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
The EU GDPR has in place penalties to which we could be subject in the event of any non-compliance, including fines of up to €10,000,000 or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to €20,000,000 or up to 4% of our total worldwide annual turnover, whichever is greater, for more serious offenses. The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR. If our efforts to comply with EU GDPR or other applicable EU laws and regulations are not successful, or are perceived to be unsuccessful, it could adversely affect our business in the EU.
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
On October 7, 2022, President Biden introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework (DPF) and on July 10, 2023, the European Commission adopted its Final Implementing Decision granting the U.S. adequacy (Adequacy Decision) with respect to companies that subscribe to the DPF. Entities relying on Standard Contractual Clauses for transfers to the U.S. are able to rely on the analysis in the Adequacy Decision as support for their transfer impact assessments required by the Schrems II decision regarding the equivalence of U.S. national security safeguards and redress. Given the above, the current legal position could restrict our activities in the EEA/Switzerland, limit our ability to provide our products and services in the EEA/Switzerland, and/or increase our costs and obligations and impose limitations upon our ability to efficiently transfer personal data from the EEA/Switzerland to the United States.
Following the U.K.’s departure from the EU (Brexit), the EU GDPR’s data protection obligations continue to apply to the UK in substantially unvaried form under the so-called “UK GDPR”. The UK GDPR exists alongside the UK Data Protection Act 2018 which implements certain derogations in the UK GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should be noted that the UK GDPR also prohibits the transfer of personal data from the UK to other countries that are not recognized as having “adequate” data protection laws, including the U.S., in a similar manner to the EU. In addition, the UK Government has published its own form of SCCs, known as the International Data Transfer Agreement and International Data Transfer Addendum to the new EU SCCs. The UK Information Commissioner’s Office has also published its version of the transfer impact assessment and revised guidance on international transfers, although companies may choose to either use the EU style or UK style transfer impact assessment. In terms of international data transfers between the UK and U.S., on September 21, 2023, regulations were laid in the UK Parliament to give effect to the UK Extension to the DPF – otherwise known as the “UK-U.S. Data Bridge.” The regulations took effect on October 12, 2023. The UK-US Data Bridge, which is the UK’s equivalent of the Adequacy Decision, will enable companies in the UK to lawfully transfer personal data to participating organizations in the US without the need to implement additional safeguards.
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
The TCA allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products. The U.K. Government and the EU recently adopted a new agreement, the “Windsor Framework,” which will replace the Northern Ireland Protocol. According to the Windsor Framework, medicinal products intended for the UK market, including Northern Ireland, will be authorized by the MHRA and will bear a “UK only” label. This means that medicinal products placed on the market in Northern Ireland will no longer need to be compliant with EU law. These new measures will be implemented on January 1, 2025.
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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials costlier to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, due to factors including the effects of health epidemics and pandemics, such as the COVID-19 pandemic, Russian invasion of Ukraine, tensions in the Middle East, rising inflationary pressures and rising interest rates could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our suppliers, some of which are located outside of the United States, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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

3.2
Second Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39303) filed on September 16, 2022).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-238146) filed on May 26, 2020).

10.1
Office Lease Agreement by and between the Registrant and HCP BTC, LLC , dated September 28, 2023.(incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K (File No. 001-39303) filed on October 3, 2023.)

10.2
Termination Agreement by and between the Registrant and Healthpeak OP, LLC, dated September 28, 2023.(incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K (File No. 001-39303) filed on October 3, 2023.)

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
Date: November 9, 2023

PLIANT THERAPEUTICS, INC.

By:	/s/ Bernard Coulie
Bernard Coulie, M.D., Ph.D.
President and Chief Executive Officer

By:	/s/ Keith Cummings
Keith Cummings, M.D., M.B.A.
Chief Financial Officer (Principal Financial Officer)