Form 10-K
period 2023-12-31
PLIANT THERAPEUTICS, INC.
filed 2024-02-27
CIK 1746473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2023, was $1,008,132,383.
The number of shares of Registrant’s Common Stock outstanding as of February 23, 2024 was 60,239,176.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K

i

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
•Our plans to initiate, recruit and enroll patients in, and conduct our clinical trials at the pace that we project;
•Our plans and strategy to obtain and maintain regulatory approvals of our product candidates;
•Our plans and strategy to obtain funding for our operations, including funding necessary to complete further development and, upon successful development, if approved, commercialize any of our product candidates;
•The effect and impact of new, existing and proposed laws and regulations;
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
•Our dependence on future collaborators for developing, obtaining regulatory approval for and commercializing product candidates in the collaboration;
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
•Our expectations regarding government and third-party payor coverage and reimbursement; and
•Our expectations of obtaining a positive health technology assessment recommending our products.
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
•We may fail to secure an appropriate reimbursement price or a positive health technology assessment.
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
•If we are unable to enter into new collaborations, or if these collaborations are not successful, our business could be adversely affected.
Risks Related to Managing Our Business and Operations
•The effects of health epidemics and pandemics, such as COVID-19 could adversely impact our business, including our preclinical studies and clinical trials.
•Our loss of key management personnel, or our failure to recruit additional highly skilled personnel, will impair our ability to develop current product candidates or identify and develop new product candidates, could result in loss of markets or market share and could make us less competitive.
•Effective December 31, 2023, we became a large accelerated filer and no longer qualify as a smaller reporting company, which will increase our costs and demands on management.

PART I
Item 1. Business
Overview
We are a late stage biopharmaceutical company focused on discovering and developing novel therapies for the treatment of fibrosis and related diseases. Our initial focus is on treating fibrosis by inhibiting integrin-mediated activation of TGF-β. We have applied our deep understanding of fibrosis biology, along with our medicinal chemistry and translational medicine expertise to develop a set of proprietary tools designed to discover and de-risk product candidates quickly and efficiently. Our wholly-owned lead product candidate, bexotegrast (PLN-74809), is an oral, small molecule, dual selective inhibitor of αvß6 and αvß1 integrins that we are developing for the treatment of idiopathic pulmonary fibrosis, or IPF, and primary sclerosing cholangitis, or PSC. We are currently conducting a Phase 2b trial in IPF and a Phase 2a trial in PSC. We announced positive data from our Phase 2a INTEGRIS-IPF trial in May 2023. We are currently conducting BEACON-IPF, a 52-week, randomized, double-blind, placebo-controlled Phase 2b trial, in patients with IPF. We announced positive interim data from our Phase 2a INTEGRIS-PSC trial in September 2023 and February 2024. We expect to release final data from the INTEGRIS-PSC trial in mid-2024.
In January 2023, we received FDA clearance of investigational new drug application, or IND, for our third clinical program to date, PLN-101095, a dual inhibitor of integrins αvß8 and αvß1 for the treatment of solid tumors that are resistant to immune checkpoint inhibitors. We are currently dosing the third of five planned dose cohorts in a Phase 1 open label dose-escalation trial of PLN-101095 as monotherapy and in combination with pembrolizumab in patients with solid tumors that are resistant to immune checkpoint inhibitors. We expect to release preliminary data from the trial in late 2024.
Our fourth program to date, PLN-101325, in development for treatment of muscular dystrophies, including Duchenne muscular dystrophy. PLN-101325 is a monoclonal antibody designed to act as an allosteric agonist of integrin α7ß1. We expect to file with regulators for first-in-human studies in the first quarter of 2024.
We have developed PLN-1474, an oral, small molecule selective inhibitor of αvß1 for the treatment of liver fibrosis associated with nonalcoholic steatohepatitis, or NASH. PLN-1474 is Phase 2-ready, having shown an excellent safety and pharmacokinetic profile in Phase 1 trials. PLN-1474 was licensed to Novartis in 2019. As part of a broad strategic realignment, Novartis has discontinued clinical development in NASH and, as a result, discontinued development of PLN-1474. In February 2023, Novartis returned global rights to PLN-1474 to Pliant.
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
Bexotegrast is an oral small molecule that selectively inhibits both αvß6 and αvß1 integrins that we are developing as a potential therapy for IPF and PSC. It has been shown that expression of both αvß6 on epithelial cells and αvß1 on fibroblasts can lead to excessive activation of TGF-β in fibrosis. Epithelial tissue includes any tissue that lines the surfaces of the body such as alveoli, bile ducts, urinary tract, skin, and gastrointestinal tract. Each of these tissues contains multiple cell types including epithelial cells and fibroblasts. An important secondary effect of the TGF-β cascade is that it promotes upregulation of αvß6 on epithelial cells and αvß1 on fibroblasts. The increased expression of these integrins on the cell surface contributes in turn to further TGF-β activation in a TGF-β-driven positive feed-forward loop.
In May 2023 we announced final data from INTEGRIS-IPF, a multinational, randomized, double-blind, placebo-controlled Phase 2a clinical trial of bexotegrast in patients with IPF. The trial compared bexotegrast doses of 40 mg, 80 mg, 160 mg and 320 mg versus placebo over 12 weeks of treatment, with the 320 mg dose group allowed to treat for at least 24 weeks. The trial met its primary and secondary endpoints demonstrating that bexotegrast was well tolerated over a 12-week treatment period and displayed a favorable pharmacokinetic profile. The trial’s exploratory efficacy endpoints assessing changes in forced vital capacity, or FVC, Quantitative Lung Fibrosis, or QLF, imaging, serum biomarkers and clinical symptoms. Bexotegrast demonstrated a dose-dependent treatment effect on FVC, FVC percent predicted, or FVCpp, and QLF, as well as serum biomarkers and cough compared to placebo over 12 weeks in treated patients. Bexotegrast was well tolerated over 12 weeks of treatment with no drug related serious adverse events, or SAEs.
Bexotegrast at 320 mg demonstrated a statistically significant mean increase in FVC from baseline at all timepoints up to 12 weeks, surpassing all lower dose groups, and showed a strong treatment effect on FVC, FVCpp, QLF, profibrotic biomarkers and cough versus placebo at 12 weeks.

Change in FVC from Baseline of Bexotegrast 320 mg Over 12 Weeks in INTEGRIS-IPF; Mixed Model Repeat Measures Analysis – Modified Intent to Treat Population

Proportion of Participants with FVCpp Decline ≥10% - Intent to Treat Population

Circulating PRO-C3 and Integrin beta-6 Biomarker Levels–
Change from Baseline at 4- and 12-Weeks vs Placebo

The bexotegrast 320 mg group at 24 weeks met its primary and secondary endpoints demonstrating that bexotegrast was well tolerated over the 24-week treatment period and displayed a favorable pharmacokinetic profile. At Week 24, bexotegrast at 320 mg, in combination with standard of care, reduced FVC decline by 80% relative to standard of care alone. Eighty-nine percent of bexotegrast-treated patients who experienced an increase in FVC from baseline at Week 12 maintained an increase at Week 24. Bexotegrast at 320 mg showed a strong treatment effect with stabilization of fibrosis as measured by QLF imaging at Week 24. Bexotegrast was well tolerated up to 40 weeks of treatment at 320 mg with no drug-related serious adverse events.

Change in FVC from Baseline of Bexotegrast 320 mg Over 24 Weeks

Proportion of Patients with FVC Change from Baseline of Bexotegrast 320 mg
Over 12 and 24 Weeks versus Placebo - Intent to Treat Population

QLF Mean Percent Change from Baseline at Weeks 12 and 24 versus Placebo – Per CT Protocol Population

In August 2023, we initiated BEACON-IPF, a 52-week, multinational, randomized, dose-ranging, double-blind, placebo-controlled Phase 2b trial evaluating bexotegrast at doses of 160 mg or 320 mg. BEACON-IPF is a multinational trial enrolling approximately 270 patients with IPF. The primary endpoint is an assessment of the change from baseline in absolute mL of forced vital capacity (FVC) at Week 52. Key secondary endpoints include the measurement of time to disease progression (defined as either a ≥10% decline from baseline in FVC precent predicted (FVCpp), respiratory-related hospitalization, or all-cause mortality), change from baseline of absolute FVC (mL) with or without background therapies, change from baseline in patient reported measurements of symptoms, well-being at Week 52 and safety and tolerability.
Bexotegrast for Treatment of Primary Sclerosing Cholangitis
PSC is a progressive liver disorder affecting approximately 30,000 to 45,000 patients in the United States. The disease is characterized by fibrosis originating in the bile ducts that ultimately results in bile flow obstruction or cholestasis, causing liver inflammation and progressive fibrosis of the liver. Patients have a median survival of 10 to 12 years without intervention and carry high lifetime risk of developing gastrointestinal malignancies. There are currently no FDA-approved therapies for PSC.
We are currently conducting INTEGRIS-PSC, a Phase 2a trial of bexotegrast in PSC. The trial is a 12-week multinational, randomized, double-blind, placebo-controlled trial enrolling approximately 112 PSC patients across bexotegrast doses of 40 mg, 80 mg, 160 mg and 320 mg versus placebo that will evaluate safety, tolerability and PK. We also plan to evaluate exploratory efficacy endpoints including fibrosis biomarkers such as Pro-C3 and enhanced liver fibrosis (ELF) score, as well as alkaline phosphatase (ALP) and liver imaging. While the lower doses end the treatment period at 12 weeks, the 320 mg dose cohort will be allowed to continue treatment to at least 24 weeks.
In January 2024, we released 12-week data from all four dose cohorts of the INTEGRIS-PSC data. The trial met its primary and secondary endpoints demonstrating that bexotegrast was well tolerated over a 12-week treatment period with no drug-related severe or serious adverse events (SAEs). Notably, PSC related AEs of cholangitis and pruritis occurred at lower rates in the treated groups compared to placebo. Bexotegrast displayed a favorable pharmacokinetic profile with exposures increasing with dose.
All bexotegrast doses reduced the fibrotic biomarkers ELF (Enhanced Liver Fibrosis score) and PRO-C3 relative to placebo at week 12 with PRO-C3 achieving statistical significance at the 40 mg and 160 mg doses. All doses also showed improvement in liver function and bile flow as measured by MRI imaging at week 12. In patients with elevated baseline alkaline phosphatase (ALP) levels, all bexotegrast doses showed improvement of ALP relative to placebo at week 12.

Lastly, all bexotegrast doses displayed improvement in itch relative to placebo as measured by the itch numerical rating scale, with statistical significance achieved at the 160 mg and 320 mg doses.

Mean (SE) Change in ELF score from Baseline at Week 12
1.0
0.8
0.6
0.4
0.2
0.0
0.16
0.19
0.09
0.22
0.17
0.42
40mg (n=21)
80mg (n=19)
160mg (n=19)
320mg (n=25)
All BEXO (n=84)
Placebo (n=28)
Treatment

ELF: enhanced liver fibrosis.

Change in ELF Score at 12 Weeks in INTEGRIS-PSC - Single Doses, Pooled Doses and Pooled Placebo

We are planning to share data from the INTEGRIS-PSC trial with regulatory authorities to discuss the path to registration.
Twenty-four week data from the 320 mg dose group of the INTEGRIS-PSC trial is expected in mid-2024.
PLN-101095 for Treatment of Solid Tumors That are Resistant to Immune Checkpoint Inhibitors
Our third clinical program to date, PLN-101095, is an oral, dual inhibitor of αvß8 and αvß1 integrins for the treatment of solid tumors with a suboptimal response to immune checkpoint inhibitors, or ICIs. As TGF-β biology has been elucidated, it has become increasingly understood in the scientific literature that TGF-β plays an important anti-inflammatory role in the tumor micro-environment, preventing T-cell infiltration and inhibiting release of various cytokines. This mechanism is becoming increasingly recognized as a potential cause of the resistance to checkpoint inhibitors such as anti-PD-1 therapies seen in many tumors. We are targeting the TGF-β activating integrins αvβ8 and αvβ1, which are upregulated in certain tumors, with the goal of sensitizing tumors to checkpoint inhibitors. We are currently dosing the third of five planned dose cohorts in a Phase 1 open label dose-escalation trial of PLN-101095 as monotherapy for 14 days, followed by combination therapy with pembrolizumab in patients with solid tumors that are resistant to immune checkpoint inhibitors. We expect to release preliminary data from the trial in late 2024.
PLN-101325 for Treatment of Muscular Dystrophies
We are developing PLN-101325, a monoclonal antibody targeting α7β1 for treatment of muscular dystrophies, including Duchenne Muscular Dystrophy, or DMD. The α7β1 integrin is upregulated on muscle cells in several muscular dystrophy indications. It partially compensates for the lack of dystrophin by helping to anchor muscle cells to the extracellular matrix. PLN-101325 binds and allosterically activates α7β1 in order to augment this naturally occurring compensatory mechanism. Because the antibody is not mutation specific, it could potentially be effective as a single therapy or in combination with other treatment modalities across multiple muscular dystrophy indications. We expect to file with regulators for first-in-human studies in the first quarter of 2024.
PLN-1474 for Treatment of Liver Fibrosis Associated with NASH

We have developed a clinical stage product candidate, PLN-1474, which is an oral, small molecule, selective inhibitor of TGF-β activation by the integrin αvß1 in development for treatment of advanced liver fibrosis associated with NASH. αvß1 serves as an activator of TGF-β and its expression has been shown to be upregulated in hepatic stellate cells in late-stage NASH-associated liver fibrosis.
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
There are a number of biopharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of fibrosis. Companies that we are aware of that are targeting the treatment of various fibrosis indications through inhibiting various parts of the TGF-β pathway include companies with significant financial resources such as AbbVie Inc., AstraZeneca plc, Bristol Myers Squibb Co., Corbus Pharmaceutical, Merck & Co., Inc., Morphic Therapeutics, Inc., Novartis AG, Scholar Rock, Inc. and Takeda Pharmaceutical Company.
Boehringer Ingelheim's PDE4B inhibitor (BI 1015550), Bristol Myers Squibb Co.’s LPAR1 inhibitor (BMS-986278) and United Therapeutics Corporation prostacyclin vasodilator (treprostinil) are the most advanced development candidates for the treatment of IPF.
Although our novel approach is unique from most other existing or investigational therapies across the disease areas where we are focusing our development, we will need to compete with currently approved therapies, and potentially those currently in development if they are approved. We are aware of several marketed and investigational products in our leading disease areas, including but not limited to:
•IPF: There are currently two approved products for the treatment of IPF; pirfenidone – brand name Esbriet®, marketed by Roche Holding AG, with generics marketed by Sandoz Group AG, Teva Pharmaceutical Industries Ltd., and others, and nintedanib – brand name Ofev®, marketed by Boehringer Ingelheim GmbH. Companies currently developing product candidates in IPF include Boehringer Ingelheim Pharmaceuticals, Inc., Bristol Myers Squibb Co., United Therapeutics Corporation, Amgen, Roche Holding AG, Vicore Pharma Holding, CSL Behring, PureTech Health PLC, BridgeBio Pharma Inc, Syndax Pharmaceuticals Inc., Endeavor BioMedicines, Inc., and Avalyn Pharma Inc..
•PSC: There are currently no approved therapies for the treatment of PSC. Companies currently developing product candidates in PSC include Dr. Falk Pharma GmbH, Mirum Pharmaceuticals, Inc., Chemomab Therapeutics Ltd., Ipsen Biopharmaceuticals Inc., Curome Biosciences, NGM Biopharmaceuticals, Inc. and Escient Pharmaceuticals, Inc.
•NASH: There are currently no FDA-approved therapies for the treatment of NASH. There are a number of companies developing product candidates for the treatment of NASH including 89bio, Inc., AbbVie Inc., Akero Therapeutics, Inc., Amgen Inc., AstraZeneca plc, Boehringer Ingelheim, Bristol Myers Squibb Co., Cascade Pharmaceuticals, Inc., Cirius Therapeutics, Inc., Dr. Falk Pharma GmbH, Eli Lilly & Company, Enanta Pharmaceuticals, Inc., Gannex Pharma Co., Ltd., Galectin Therapeutics Inc., Gilead Sciences, Inc., Genfit SA, GlaxoSmithKline plc, Inventiva Pharma, Ionis Pharmaceuticals, Inc., Johnson & Johnson, Madrigal Pharmaceuticals, Inc., Merck & Co., Inc., Metacrine, Inc., NGM Biopharmaceuticals, Inc., NorthSea Therapeutics B.V., Novo Nordisk, Pfizer Inc.,Roche Holding AG, Regeneron Pharmaceuticals, Inc., Sanofi S.A., Takeda Pharmaceutical Company, Terns Pharmaceuticals, Inc., Viking Therapeutics, Inc. and Zydus Therapeutics Inc. Most of the drugs currently in development for NASH are focused on decreasing liver fat or improving liver inflammation as opposed to direct liver anti-fibrotic approaches.
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
As of February 13, 2024, we own or co-own over 300 pending patent applications worldwide in over 30 patent families, including United States and corresponding foreign patent applications. As of February 13, 2024, twelve U.S. patents and seventeen foreign patents have been issued, granted or allowed. Our patents and any patents that may issue from our pending patent applications are generally expected to expire between the years 2037 to 2044, subject to possible patent term adjustment and/or extension. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek United States and foreign patent protection for a variety of technologies, including, research compounds and methods, candidate compounds and antibodies for modulating the activity of integrins, methods for treating diseases of interest, and methods for manufacturing our products. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.
Company Owned IP
We own multiple families of patent applications that are directed to small molecule compositions capable of modulating integrins and methods for treating or preventing diseases associated with integrins. Certain applications in these families relate to our bexotegrast and PLN-1474 small molecule product candidates, backup compounds and structural analogs, various unit dosages, dosing regimens, and routes of administration. We are also pursuing innovative ways to modulate integrin function using antibodies and have 36 pending patent applications to that technology in the United States and foreign jurisdictions, and one issued foreign patent. Patents that may issue from these company owned applications are generally expected to expire between the years 2040 to 2044, subject to possible patent term adjustment and/or extension.
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
Manufacturing
Our lead product candidate, bexotegrast, is a small molecule inhibitor amenable to standard formulation technologies. We have confirmed the utility of the synthetic process and manufactured multi-kilogram quantities sufficient to provide drug product for our clinical trials. The manufacturing process of the drug substance for such product candidate is robust and accessed from readily available starting materials. The synthetic route is amenable to large-scale production and does not require unusual equipment or handling during the manufacturing process.
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
Government Regulation
The FDA, CMS,HHS-OIG and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing, and distribution of drugs, such as those we are developing. These agencies and other federal, state, and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling, coverage, reimbursement, pricing, and export and import of our product candidates.
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
Other healthcare laws
Healthcare providers, physicians, and third party payors play a primary role in the recommendation and prescription of drug products for which we obtain marketing approval. Arrangements with third party payors, healthcare providers and physicians, in connection with the clinical research, sales, marketing and promotion of products, once approved, and related activities, may expose a pharmaceutical manufacturer to broadly applicable fraud and abuse and other healthcare laws and regulations. In the United States, these laws include, without limitation, state and federal anti- kickback, false claims, physician payment transparency, price transparency, and patient data privacy and security laws and regulations, including but not limited to those described below:
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
In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. In the European Union, the collection, use, storage, disclosure, transfer, or other processing of personal data including special categories of personal data such as health data, is subject to the EU General Data Protection Regulation, or EU GDPR. The U.K. has implemented the EU GDPR as the U.K. GDPR which sits alongside the U.K. Data Protection Act 2018, or the U.K. GDPR, and together with the EU GDPR, the GDPR.
The GDPR is wide-ranging in scope and imposes numerous requirements on controllers that process personal data (i.e., data relating to identified or identifiable individuals), including requirements around (among others): accountability and transparency, relating to having legal bases for processing personal data, including specific requirements for obtaining valid consent where consent is the legal basis for processing, responding to individuals’ requests to exercise their rights in respect of their personal data, implementing safeguards to protect the security and confidentiality of personal data to provide notification of personal data breaches to data protection authorities and affected individuals in certain circumstances, having data processing agreements with third parties who process personal data on our behalf, and to undertake due diligence in relation to such third-party processors, considering data protection when any new products or services are developed and designed, as well as obligations for data protection impact assessments, record-keeping and accountability.
The EU GDPR also prohibits the international transfer of personal data from the EEA to the United States and other countries that are not recognized as having “adequate” data protection laws by the European Commission unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data or a derogation under the EU GDPR can be relied upon. One of the primary safeguards allowing U.S. companies to import personal data from the EEA had historically been certification to the EU-U.S. Privacy Shield framework administered by the U.S. Department of Commerce. However, the European Court of Justice, or the CJEU, issued a decision in July 2020 which invalidated the EU-U.S. Privacy Shield framework for purposes of international transfers (Schrems II) and imposed further restrictions on using the specific safeguard standard contractual clauses (EU SCCs) including, a requirement for companies to carry out a transfer privacy impact assessment, or a TIA. A TIA, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under the EU SCCs will need to be implemented to ensure an “essentially equivalent” level of data protection to that afforded in the EEA. Following that decision, the Swiss Federal Data Protection and Information Commissioner took a similar view and considered that data transfers based on the Swiss-U.S. Privacy Shield framework are no longer lawful (despite the fact that Schrems II is not directly applicable in Switzerland (unless the Swiss based company is subject to the EU GDPR) although the Swiss-U.S. Privacy Shield has not been officially invalidated).
On October 7, 2022, U.S. President Biden introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework, or the DPF, and on July10, 2023, the European Commission adopted its Final Implementing Decision granting the U.S. adequacy, or the Adequacy Decision, for EU-U.S. transfers of personal data for entities self-certified to the DPF. Entities relying on EU SCCs for transfers to the U.S. are also able to rely on the analysis in the Adequacy Decision as support for their TIA regarding the equivalence of U.S. national security safeguards and redress.
The U.K. GDPR also prohibits the transfer of personal data from the U.K. to countries that the U.K. Government does not recognize as having “adequate” data protection laws, including the U.S., in a similar manner to the EU. In addition, the U.K. Government has published its own form of EU SCCs, known as the International Data Transfer Agreement and an International Data Transfer Addendum to the new EU SCCs. The U.K. Information Commissioner’s Office, or the ICO, has also published its own version of the TIA and revised guidance on international transfers, although companies may choose to either use the EU-style or U.K.-style TIA. Further, on September 21, 2023, the U.K. Secretary of State for Science, Innovation and Technology established a U.K.-U.S. data bridge (i.e., a U.K. equivalent of the Adequacy Decision) and adopted U.K. regulations to implement the U.K.-U.S. data bridge. Personal data may now be transferred from the U.K. under the U.K.-U.S. data bridge through the U.K. extension to the DPF to organizations self-certified under the U.K. extension to DPF.
The GDPR permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million under the U.K. GDPR) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries in the EEA or required in connection with our clinical trials. Compliance with the GDPR is a rigorous and time-intensive process that increases our cost of doing business and increases risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.
Current and future healthcare reform legislation
In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system. For example, in the United States, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively known as the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private payors, and significantly affected the pharmaceutical industry. The ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program (which has been subsequently eliminated by the Inflation Reduction Act of 2022, or the IRA), in which manufacturers were required to provide certain point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. There have been numerous historic judicial, administrative, executive, and legislative challenges and amendments (including recent amendments that aimed at expanding access to care and reforming prescription drug pricing) to certain aspects of the ACA and other healthcare laws. In June 2021, the Supreme Court dismissed a lawsuit challenging the constitutionality of certain aspects of the ACA, without ruling on the meris of the constitutionality arguments. In the future, there may be additional legislative, regulatory, executive, or judicial actions that result in healthcare reform. It remains to be seen precisely what any new reforms will provide, when or if they will be enacted, and what impact they will have on the availability and cost of healthcare items and services, including drug products.
Other legislative and regulatory changes have been proposed or adopted in the United States since the ACA was enacted, including several legislative and regulatory changes that are focused on capping or reducing healthcare costs, as well as measures that would address healthcare fraud and abuse, value-based care, drug pricing and other reforms. For example, in August 2022, President Biden signed into law the IRA, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap benefit annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers (requiring manufacturers to pay 10% of the negotiated price of brands, biologics and biosimilar products when Medicare Part D beneficiaries are in the initial coverage phase, and 20% of the negotiated price during the catastrophic phase of Medicare Part D coverage); and, beginning in 2026, establishes a “maximum fair price” for a fixed number of high spend pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services. The IRA explicitly excludes from price negotiation orphan drugs designated for only one rare disease or condition and for which the only approved indication is for such disease or condition. However, those drugs with multiple orphan designations are not explicitly excluded from drug price negotiation. Since its enactment, the CMS has taken steps to implement various drug pricing provisions of the IRA. This includes, without limitation, issuing new guidance on June 30, 2023 detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026 and, on August 29, 2023, releasing the initial list of 10 drugs subject to price negotiations. It remains to be seen how the maximum fair prices or other drug pricing provisions imposed by the IRA will affect orphan drug and small molecule development or the broader pharmaceutical industry. Several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the HHS, the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. We cannot predict whether the IRA, or any of its component parts, will be overturned, repealed, replaced, or amended nor can we predict the likelihood, nature, or extent of other health reform initiatives that may arise from future legislation, administrative, or other action. However, we expect these initiatives to increase pressure on drug pricing.
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
At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control biopharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and other transparency measures, and, in some cases, legislation, regulation or other guidance designed to encourage or facilitate importation from other countries and bulk purchasing. Some states have also established prescription drug affordability boards tasked with identifying certain high-cost prescription products that may pose affordability challenges for consumers and payers, conducting cost reviews on such products, and, in some circumstances, imposing upper payment limits on such products.
These laws, regulations, and actions, and any state or federal healthcare reform measures that may be adopted in the future, could reduce coverage or reimbursement from Medicare and other government programs, may result in a similar reduction in coverage or payment from private payers, and may otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Additionally, we expect to experience pricing pressures in connection with the sale of any future approved product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative and regulatory changes.
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
European drug review and approval
To obtain a marketing authorization in the EEA (comprising the EU Member States, plus Norway, Iceland, and Liechtenstein), a company may submit marketing authorization applications either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in the EEA Member States (decentralized procedure, national procedure, or mutual recognition procedure). The centralized procedure is compulsory for certain medicines, including those produced by biotechnology, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy and tissue-engineered products) and those with a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, autoimmune and other immune dysfunctions, viral diseases, or diabetes. The centralized procedure is optional for those medicines which contain a new active substance, or which are a significant therapeutic, scientific, or technical innovation or whose authorization would be in the interest of public health. The centralized procedure provides for the grant of a single marketing authorization that is valid throughout the EEA. Under the centralized procedure, the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the EMA's Committee for Medicinal Products for Human Use, or CHMP. Clock stops may extend the timeframe of evaluation of a MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s positive opinion. On April 26, 2023, the European Commission adopted a proposal for a new Regulation set to replace Regulation (EC) No 726/2004 and a new Directive replacing Directive 2001/83 on the Community Code relating to medicinal products for human use. If made into law, this proposal will revise the existing general pharmaceutical legislation. This reform would provide for a simplified regulatory framework with faster authorizations of new medicines. For instance, for its assessment, EMA will have 180 days instead of 210 days. For the authorization, the Commission will have 46 days instead of 67 days. Furthermore, the scope of the centralized procedure, would be extended to include priority antimicrobial medicinal products and products seeking a pediatric use marketing authorization. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment. As far as pediatric marketing authorization applications are concerned, all applications for marketing authorization for new medicines have to include the results of studies as described in an agreed Pediatric Investigation Plan (PIP), unless the medicine is exempt because of a deferral or waiver
Through the decentralized procedure, a medicinal product that has not yet been authorized in the EEA can be simultaneously authorized in several EEA Member States. The mutual recognition procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to other EEA Member States. Within 90 days of receiving the applications and assessment reports, each Member State involved must decide whether to recognize the approval. If a Member State does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding.
To obtain a marketing authorization in Switzerland, a company must submit a marketing authorization application to Swissmedic, Switzerland’s national authorization and supervisory authority for medicinal products and medical devices.

There are no international agreements on mutual recognition of authorizations in relation to medicinal products. However, marketing authorization dossiers can be submitted to Swissmedic with clinical data, irrespective of the location where a clinical trial was conducted, that were collected in accordance with globally applicable international standards such as the Good Clinical Practice, or GCP, of the International Conference on Harmonization, or ICH, which are based on the Declaration of Helsinki. Furthermore, if a medicinal product or procedure is already authorized in a country having equivalent medicinal product control, the results of tests carried out for this purpose shall be taken into account. According to Swissmedic's practice, this includes the authorization procedures of the following countries: Australia, the member states of the EU, the EFTA states in the EEA (Liechtenstein, Norway and Iceland), Japan, Canada, New Zealand, Singapore, the United Kingdom and the United States.
Now that the U.K. (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with an existing centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. The MHRA has ceased to participate in the assessment of any centralized procedures since January 1, 2021. Since then, the MHRA has launched the Innovative Licensing and Access Pathway, or ILAP, a new accelerated assessment procedure for marketing authorization applications facilitating the interaction with pricing authorities and HTA bodies and aiming to enable companies to enter the U.K. market faster. On January 1, 2024, the MHRA launched a new International Recognition Procedure for Great Britain (England, Scotland and Wales) marketing authorization applications whereby the MHRA will, when considering such applications, recognize the approval of medicines by Australia, Canada, Switzerland, Singapore, Japan, United States and the EU following its own abbreviated assessment.
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
The general pharmaceutical legislative framework, as well as the framework applicable to orphan and pediatric medicinal products in the EU, is under review. On April 26, 2023, the European Commission adopted a proposal for a new Regulation set to replace Regulation (EC) No 726/2004 and a new Directive replacing Directive 2001/83 on the Community Code relating to medicinal products for human use. If made into law, this proposal will revise the existing general pharmaceutical legislation and may reduce applicable regulatory exclusivities which will significantly affect all medicinal products that will be authorized after the legislative changes have taken effect.
Brexit and the Regulatory Framework in the United Kingdom
The U.K. officially left the EU on January 31, 2020. A transition period began on February 1, 2020, during which EU pharmaceutical law remained applicable to the U.K. This transition period ended on December 31, 2020. Since the regulatory framework in the U.K. covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU Directives and Regulations, it continues to apply presently as “retained EU law”. However, as U.K. legislation now has the potential to diverge from EU legislation, the future regulatory regime which applies to products and the approval of product candidates in the U.K. may change. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the U.K. in the long-term. The MHRA published detailed guidance for industry and organizations to follow which will be updated as the U.K.’s regulatory position on medicinal products evolves over time.
‘Retained EU law,’ which has prevented substantial divergence to the regulation of medicines. However, some changes to the U.K. legislation have been necessary, including the implementation of the Northern Ireland Protocol (NIP), pursuant to which the EU pharmaceutical legal framework continues to apply in Northern Ireland (subject to periodic consent of the Northern Ireland Legislative Assembly), and only products compliant with EU law can be placed in the Northern Ireland market. This dynamic adds an extra layer of regulatory complexity for companies withing to commercialize medicinal products in Great Britain (namely, England, Wales and Scotland, as EU law continues to apply in Northern Ireland), as such companies now need to comply with separate U.K. regulatory legal framework. The U.K. Government and the European Union recently adopted a new agreement, the “Windsor Framework,” which will replace the Northern Ireland Protocol. According to the Windsor Framework, medicinal products intended for the U.K. market, including Northern Ireland, will be authorized by the MHRA and will bear a “U.K. only” label. These new measures will be implemented from January 1, 2025. The Trade and Cooperation Agreement signed between the U.K. and the EU allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products.
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
The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each Part D prescription drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class and with some exceptions for certain classes of drugs. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for drugs for which we obtain marketing approval. Any negotiated prices for any of our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Additionally, beginning in 2025, manufacturers must pay additional discounts for products covered under Medicare Part D. Moreover, while the MMA Part D plan policies applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policies and payment limitations in setting their own payment rates and coverage guidelines. Any reduction in payment restrictions in Part D coverage that results from the MMA may result in a similar reduction in payment restrictions from non-governmental payors.
For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the average manufacturer price, or AMP, and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although under the current state of the law these newly eligible entities (with the exception of children’s hospitals) will not be eligible to receive discounted 340B pricing on orphan drugs. As 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase. The 340B drug pricing program may be subject to future changes in light of ongoing litigation and attempts to reform the program, including legislative proposals to reform the 340B program. It is unclear how any such changes could affect our obligation to offer 340B pricing to certain entities.
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
Human Capital Resources
As of December 31, 2023, we had 158 full-time employees, including 47 with Ph.D. or M.D. degrees. Of our employees, 109 were engaged in research and development activities, and 49 were engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we have experienced no work stoppages. We consider our relationship with our employees to be good.
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
As part of our measures to attract and retain a highly skilled workforce, we offer a competitive suite of benefits to our full-time employees to help support their health and financial well-being, including medical, dental and vision insurance, life insurance, 401k retirement program with a company match, flexible spending accounts, paid holiday and vacation time, and flexible work arrangements. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development opportunities that enable continued learning and growth and a robust recognition program that recognizes and celebrates their accomplishments. In addition, we regularly conduct an employee survey to gauge employee engagement and identify areas of focus.

Corporate and Available Information
We were incorporated under the laws of the State of Delaware in June 2015. Our principal executive office is located at 260 Littlefield Avenue, South San Francisco, California 94080, and our telephone number is (650) 481-6770. Our website address is https://pliantrx.com.
We file or furnish electronically with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make copies of these reports available free of charge through our investor relations website as soon as reasonably practicable after we file or furnish them with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.
Information contained on or accessible through our websites is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
Item 1A. Risk Factors.
Our business faces significant risks. If any of the events or circumstances described in the following risks actually occurs, our business may suffer, the trading price of our common stock could decline and our financial condition or results of operations could be harmed. These risks should be read in conjunction with the other information set forth in this annual report on Form 10-K. The risks and uncertainties described below are not the only ones facing us. There may be additional risks faced by our business. Other events that we do not currently anticipate or that we currently deem immaterial also may adversely affect our financial condition or results of operations.
RISK FACTORS
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future.
We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing and our prior collaboration with Novartis. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss was $161.3 million, $123.3 million and $97.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $499.7 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be at least several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to further develop and, if approved, market additional potential product candidates.
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
•experience delays or interruptions to preclinical studies, clinical trials, our receipt of services from our third-party service providers on whom we rely, or our supply chain due to the effects of health epidemics and pandemics, such as COVID-19;
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
As of December 31, 2023, we had approximately $495.70 million in cash, cash equivalents, restricted cash and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses and capital expenditure requirements into the second half of 2026. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;
•the clinical development plans we establish for these product candidates;
•the timelines of our clinical trials and the overall costs to conduct and complete the clinical trials, including any increased costs due to disruptions caused by marketplace conditions, including the effects of health epidemics and pandemics, such as COVID-19, or other geopolitical conditions;
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
•general market conditions or extraordinary external events, such as recessions or the effects of health epidemics and pandemics, such as COVID-19 pandemic;

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
We are currently conducting a Phase 2b trial of bexotegrast in IPF and a Phase 2a trial in PSC and have no products that are approved for commercial sale and may never be able to develop marketable products. If bexotegrast or any of our other product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed.
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

•delays in enrolling subjects in clinical trials, including due to operational challenges, competition with other clinical trials or the effects of health epidemics and pandemics, such as the COVID-19 pandemic;
•high drop-out rates or screening failures of subjects from clinical trials;
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
Our approach is designed to discover and develop targeted treatments for fibrosis with an initial focus on the antagonism of tissue-specific TGF-β signaling through the inhibition of integrins known to mediate the release of activated TGF-β in fibrotic tissue. However, this mechanism has not been definitively proven to successfully treat fibrosis. Targeting integrins to treat fibrosis is a novel approach in a rapidly developing field, and there can be no assurance that we will not experience currently unknown problems or delays in developing our product candidates, that such problems or delays will not result in unanticipated costs, or that any such development problems can be solved. As a result, we may never succeed in developing a marketable product.
Clinical development involves a lengthy, complex, and expensive process, with an uncertain outcome.
To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, the general approach for FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. A product candidate can fail at any stage of testing, even after observing promising signals of activity in earlier preclinical studies or earlier stage clinical trials. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A large number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support further clinical development of bexotegrast or any of our other product candidates. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

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
In addition, differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Further, as we rely on novel technologies including sophisticated imaging technologies to generate data relating to our clinical endpoints, there is an increased risk that we may not properly measure, analyze or interpret this data. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. Additionally, some of our trials are open label studies, where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. Open label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open label clinical trials are aware when they are receiving treatment. In addition, open label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Therefore, it is possible that positive results observed in open label trials will not be replicated in later placebo-controlled trials.
In addition, the standards that the FDA and comparable foreign regulatory authorities use when regulating us require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Although we are initially focusing our efforts on development of small molecule drug products, we are also commencing the development of biological products, including a potential candidate for muscular dystrophies, which could make us subject to additional regulatory requirements. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations. Examples of such regulations include future legislation or administrative action, or changes in FDA policy during the period of product development and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop.
We must comply with numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, and if approved for marketing, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries and may include all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities outside the United States and vice versa.
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
•we may experience delays or interruptions to our manufacturing supply chain, or we could suffer delays in reaching, or we may fail to reach, agreement on acceptable terms with third-party service providers on whom we rely;
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
In our clinical trials to date, bexotegrast has been generally well tolerated. However, if significant adverse events or other side effects are observed in any of our ongoing or future clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts altogether. In addition, in our ongoing Phase 2a clinical trials, we are evaluating bexotegrast administered with approved IPF agents. We have completed a Phase 1a study evaluating one-way interaction of bexotegrast on nintedanib or pirfenidone, concluding that clinical safety and pharmacokinetic data indicate that no dose adjustments are needed for nintedanib or pirfenidone when combined with bexotegrast. However, we may encounter unexpected drug-drug interactions in our planned trials, and may be required to further test these candidates, including additional drug-drug interaction studies, which may be expensive, time-consuming and result in delays to our programs.
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
•the willingness or availability of patients to participate in our trials ;
•the proximity of patients to trial sites;
•the design of the trial;
•our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating or other studies enrolling for similar diseases;
•the availability of competing commercially available therapies and other competing product candidates’ clinical trials;
•our ability to obtain and maintain patient informed consents; and
•the risk that patients enrolled in clinical trials will drop out of the trials before completion.
For example, we are initially developing bexotegrast for the treatment of IPF and PSC, each of which is an orphan indication. In the United States, IPF is estimated to affect approximately 140,000 patients, while PSC is estimated to affect approximately 30,000 to 45,000 patients. As a result, we may encounter difficulties enrolling subjects in our clinical trials of bexotegrast due, in part, to the small size of these patient populations. Our clinical trials compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.
Additionally, the FDA may modify or enhance trial requirements, which may affect enrollment. For example, in August 2023, the FDA published a guidance document, “Informed Consent, Guidance for IRBs, Clinical Investigators, and Sponsors,” which supersedes past guidance and finalizes draft guidance on informed consent. The FDA’s new guidance presents evolving requirements for informed consent which may affect recruitment and retention of patients in clinical trials. Effects on recruitment and retention of patients may hinder or delay a clinical trial and could cause a significant setback to an applicable program.
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
Further, the FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining when or whether marketing approval will be obtained for any of our product candidates. Our product candidates may not be approved even if they achieve their primary endpoints in future Phase 3 clinical trials or registrational trials. The FDA or comparable foreign regulatory authorities may disagree with our trial designs and our interpretation of data from preclinical studies or clinical trials. Further, requirements regarding clinical trial data may evolve. In June 2023, the FDA published draft guidance, which seeks to unify standards for clinical trial data for ICH member countries and regions. Changes to data requirements may cause the FDA or comparable foreign regulatory authorities to disagree with data from preclinical studies or clinical trials, and may require further studies.
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
Regulatory authorities in some jurisdictions, including the United States and other major markets, may designate drugs intended to treat conditions or diseases affecting relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA, may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In order to obtain orphan designation in the European Economic Area (EEA) and the U.K., the product must fulfill certain challenging criteria. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it meets the following criteria: (1) such product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either the prevalence of such condition must not be more than five in 10,000 persons in the EU when the application is made, or without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the EU to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. In the EEA, the grant of the orphan designation does not mean that the product will be granted orphan status at the time it is assessed in parallel with the application for a marketing authorization. The authorities reassess then whether the product still fulfills the criteria for orphan status.
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
Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or foreign regulatory authorities from approving another marketing application for a product that constitutes a similar medicinal product treating the same indication for that marketing exclusivity period, except in limited circumstances. The applicable period is seven years in the United States and ten years in the EEA. The ten-year period of market exclusivity in the EEA can be extended by a further two years if the product qualifies for a pediatric extension, but can be reduced to a period of six years if the orphan designation criteria are no longer met after the fifth year. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. On April 26, 2023, the European Commission adopted a proposal for a new Regulation set to replace Regulation (EC) No 726/2004 and a new Directive replacing Directive 2001/83 on the Community Code relating to medicinal products for human use. If made into law, this proposal will revise and replace the existing general pharmaceutical legislation and may make it more difficult to obtain orphan designation in the EEA.
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
There are a number of biopharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of fibrosis. Companies that we are aware of that are targeting the treatment of various fibrosis indications through inhibiting various parts of the TGF-β pathway include companies with significant financial resources such as AbbVie Inc., AstraZeneca plc, Bristol Myers Squibb Co., Corbus Pharmaceutical, Merck & Co., Inc., Morphic Therapeutics, Inc., Novartis AG, Scholar Rock, Inc., and Takeda Pharmaceutical Company.
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
Coverage and reimbursement may be limited or unavailable or pricing unfavorable in certain market segments for our product candidates, if approved, which could make it difficult for us to sell any product candidates profitably.
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
A primary trend in the United States and European health care industries is toward cost containment, as legislative bodies, government authorities, third-party payors, and others have attempted to control costs by limiting coverage, pricing and the amount of reimbursement available for certain treatments. Such third-party payers, including Medicare, may question the coverage of, and challenge or seek to lower the prices charged for medical products, and many third-party payers limit coverage and reimbursement for newly approved health care products. Moreover, reimbursement, if available, may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers or by future laws, regulations, or guidance seeking to limit prescription drug prices. If we are unable to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payers for any approved products that we develop, or if net prices are reduced by mandatory discounts or rebates, there could be a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.
Changes to current healthcare laws and state and federal healthcare reform measures that may be adopted in the future that impact coverage and reimbursement for drug or biologic products may result in additional payment reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. For additional details regarding healthcare reform measures, see the discussion in the risk factor under the heading “Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.”
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

Our relationships with healthcare providers, physicians, third-party payors, and other potential referral sources will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
Healthcare providers, physicians, third-party payors, and other potential referral sources in the United States and elsewhere play a primary role in the distribution, recommendation and prescription of biopharmaceutical products. Arrangements with third-party payors and customers can expose biopharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, as detailed in Part I, Item 1 - Business - Government Regulation - Other Healthcare Laws of this report. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, and certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs, remuneration provided to health care professionals and their affiliates, charitable donations, interactions with entities excluded from participation in government healthcare programs, and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.
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
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs, as detailed in Part I, Item 1 – Business – Government Regulation – Current and Future Healthcare Reform Legislation of this report. For example, in August 2022, President Biden signed into law the IRA, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the IRA, imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap patient annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers and payors; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of high spend pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services.
The IRA explicitly excludes from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. Those drugs with multiple orphan designations are not excluded from drug price negotiation. As we are developing bexotegrast in multiple orphan indications, this aspect of the IRA could have a negative impact on our ability to seek reimbursement in the U.S.
Since its enactment, the Centers for Medicare and Medicaid Services, or CMS, has taken steps to implement various drug pricing provisions of the IRA. This includes, without limitation, issuing new guidance on June 30, 2023 detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026 and, on August 29, 2023, releasing the initial list of 10 drugs subject to price negotiations. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry (including orphan drug or small molecule development), several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the U.S. Department of Health and Human Services (HHS), the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. We cannot predict whether the IRA, or any of its component parts, will be overturned, repealed, replaced, or amended nor can we predict the likelihood, nature, or extent of other health reform initiatives that may arise from future legislation, administrative, or other action. However, we expect these initiatives to increase pressure on drug pricing. Further, certain broader legislation that is not targeted to the healthcare industry may nonetheless adversely affect our profitability. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
Payments made to physicians in certain EU Member States and more generally throughout Europe (including the U.K.) and other countries must be publicly disclosed under applicable transparency provisions. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
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
The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC, also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.
We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.
Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, contract research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.
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
We may enter into license or other collaboration agreements that may impose certain obligations on us. If we fail to comply with our obligations under such agreements with third parties, we could lose license rights that may be important to our future business.
In connection with our efforts to expand our pipeline of product candidates, we may enter into certain licenses or other collaboration agreements pertaining to the in-license of rights to additional candidates. Such agreements may impose various diligence, milestone payment, royalty, insurance, or other obligations on us, subject to antitrust law restrictions. If we fail to comply with these obligations, our licensor or collaboration partners may have the right to terminate the relevant agreement, in which event we would not be able to develop or market the products covered by such licensed intellectual property.
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
At the EU level, the CJEU, has recently narrowed the availability of patent term extension for second medical use therefore affecting the scope of patent protection available.

If we do not obtain patent term extension, data exclusivity and orphan exclusivity for any product candidates we may develop, our business may be materially harmed.
Depending upon the timing, duration, and specifics of any FDA or foreign marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, within the EU, regulatory protections afforded to medicinal products such as data exclusivity, marketing protection, market exclusivity for orphan indications and pediatric extensions are currently under review and is likely to be curtailed in future years. On April 26, 2023, the European Commission adopted a proposal for a new Regulation set to replace Regulation (EC) No 726/2004 and a new Directive replacing Directive 2001/83 on the Community Code relating to medicinal products for human use. If made into law, this proposal will revise and replace the existing general pharmaceutical legislation and will affect the existing period of regulatory protection afforded to medicinal products in the European Union and Northern Ireland. If we are unable to obtain patent term extension or the term of any such extension is less than we request, or if data exclusivity or other regulatory protections are reduced, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed. It should be noted that the European Commission’s new proposed legislation, if implemented, will also affect the current EU legal framework of pediatric medicines.
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
Any third parties conducting aspects of our preclinical studies or clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our preclinical studies and clinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the preclinical or clinical data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements or for other reasons or if due to federal or state orders or absenteeism due to global conditions, including health epidemics and pandemics, they are unable to meet their contractual and regulatory obligations, our development timelines, including clinical development timelines, may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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
We rely on third parties, primarily hospitals, health clinics and academic institutions, for the provision of tissue samples and other materials required in our research and development activities. Obtaining these materials requires various approvals as well as reaching a commercial agreement on acceptable terms with the hospital or other provider of the materials. While we currently have agreements in place with the institutions from which we receive our tissue samples, we do not have any exclusive arrangements with such sources and there is no guarantee that we will be able to maintain or renew such agreements on commercially reasonable terms, if at all. If we were unable to maintain or renew such agreements, we would be forced to seek new arrangements with new hospitals, clinics or health institutions. If so, we may not be able to reach agreements with alternative partners or do so on terms acceptable to us. If we are unable to enter into such agreements, our research and development activities will be delayed and possibly impaired.
Because we rely on third-party manufacturing and supply vendors, including single-source vendors and vendors in foreign jurisdictions, including China, our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.
We rely on third-party contract manufacturers to manufacture our product candidates for preclinical studies and clinical trials. We do not own manufacturing facilities for producing any clinical trial product supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices, including due to challenging macroeconomic conditions, including the effects of health epidemics and pandemics, such as COVID-19. In addition, we rely on vendors in foreign jurisdictions, including China for our clinical drug supply for bexotegrast. If this supply is interrupted for business or geopolitical reasons, the development of bexotegrast could be materially delayed. In particular, any replacement of our manufacturers could require significant time, effort and expertise because there may be a limited number of qualified replacements and the process to transfer technology and initiate manufacturing is complex and time consuming.
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
Risks Related to Managing Our Business and Operations
Global health pandemics, including the effects of health epidemics and pandemics, such as COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.
The outbreak of COVID-19 and government measures taken in response thereto had a significant impact, both direct and indirect, on businesses and commerce. As a result of COVID-19, we experienced disruptions that negatively impacted our business, preclinical studies and clinical trials.
Any resurgences of COVID-19 or other pandemics may result in renewed travel restrictions and social distancing in the United States and other countries, business closures or business disruptions. Any such disruptions could have a material adverse impact on our business, financial condition or results of operations.
We may encounter difficulties in managing our growth, which could adversely affect our operations.
As of December 31, 2023, we had 158 full-time employees. As our clinical development and commercialization plans and strategies develop, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:
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
Our ability to compete in the highly competitive biotechnology and biopharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our management, scientific and medical personnel, including key members of our senior management and executive team. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.
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
Our operations are located in our facilities in South San Francisco, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.
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
As of December 31, 2023, we had net operating loss carryforwards for U.S. federal and state income tax purposes of $241.5 million and $397.6 million, respectively, some of which will begin to expire in 2035. As of December 31, 2023, we also had available tax credit carryforwards for U.S. federal income tax purposes of $31.5 million, which begin to expire in 2036, and state income tax purposes of $7.1 million, which can be carried forward indefinitely. Under Section 382 of the

Internal Revenue Code, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50 percentage points within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. We have performed an analysis under Internal Revenue Code Sections 382 and 383 to determine the amount of our net operating loss carryforwards and research and development credit carryforwards that will be subject to annual limitation. This analysis concluded that we have experienced one or more such ownership changes prior to December 31, 2023, and the Company’s net operating losses and tax credit carryforwards generated prior to the identified ownership changes are subject to no permanent limitation under Sections 382 or 383. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in our stock ownership. Any such limitation could have a material adverse effect on our results of operations in future years. Our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. Net operating losses generated after December 31, 2017 are not subject to expiration, but may not be carried back to prior taxable years, except that net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years. Additionally, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any taxable year beginning after December 31, 2020.
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
•failure to secure a positive health technology assessment recommendation;
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
In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including as a result of effects of health epidemics and pandemics, such as COVID-19, geopolitical events, such as the Russian invasion of Ukraine, the Israel-Hamas conflict and related global escalation of geopolitical tensions, and rising inflationary pressures. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.
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
Effective December 31, 2023, we became a large accelerated filer and no longer qualify as a smaller reporting company, which increases our costs and demands on management.
Based on the market value of our common stock held by our non-affiliates as of June 30, 2023, we are no longer considered a smaller reporting company and are considered a “large accelerated filer” effective as of December 31, 2023. Thus, we are subject to accelerated filing deadlines as well as the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, which require our independent registered public accounting firm to formally attest to the effectiveness of our internal control over financial reporting. We have devoted, and expect to continue to devote, significant time and effort to implement and comply with the additional standards, rules and regulations that apply to us. Compliance with the additional requirements of being a large accelerated filer will also increase our legal, accounting and financial compliance costs.
Further, due to the complexity and logistical difficulty of implementing the standards, rules and regulations that now apply to our business, there is an increased risk that we may be found to be in non-compliance with such standards, rules and regulations or to have significant deficiencies or material weaknesses in our internal controls over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations and financial condition, and could cause a decline in the trading price of our common stock.
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
We are required to disclose changes made in our internal controls and procedures on a quarterly basis. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control, including as a result of any identified material weakness, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.
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
We may encounter vendors that engage in information blocking practices that may inhibit our ability to access the relevant data on behalf of clients or impose new or additional costs. In 2020, the U.S. Department of Health and Human Services’ Office of the National Coordinator for Health Information Technology (ONC) and the Centers for Medicare and Medicaid Services promulgated final rules to support access, exchange, and use of electronic health information (EHI). Specifically, the information blocking rules were implemented as part of the 21st Century Cures Act, and are primarily designed to facilitate technology interoperability and enable the free flow of healthcare information for healthcare treatment, payment or operation purposes. On June 27, 2023, the Department of Health and Human Services Office of the Inspector General (HHS-OIG) published its final rule implementing information blocking penalties for “actors,” which is supplemented by ONC’s January 9, 2024 final rule enhancing certain blocking requirements. HHS-OIG may impose penalties for information blocking that has occurred after September 1, 2023, and ONC and HHS proposed a rule on November 1, 2023 listing certain disincentives for actors that conduct information blocking. The impact on the information blocking rules to our business is currently unclear.
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
In addition, the CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020, or the CPRA, became operative. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, further restricts the use of cross-contextual advertising, establishes restrictions on the retention of personal information, expands the types of data breaches subject to the CCPA’s private right of action, provides for increased penalties for CPRA violations concerning California residents under the age of 16, and established a new California Privacy Protection Agency to implement the law through additional regulations and to enforce the law. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how it is interpreted. In the interim, the CPRA will require additional investment in compliance programs and potential modifications to business processes.
Multiple states have followed California to legislate comprehensive privacy laws with data privacy rights. For example, on March 2, 2021, the Virginia Consumer Data Protection Act was signed into law, which went into effect on January 1, 2023, on May 10 2022, the Connecticut Data Privacy Act was signed into law, which went into effect on July 1, 2023, and on July 8, 2021, the Colorado Privacy Act, was signed into law, which went into effect on July 1, 2023. Multiple states have enacted similar legislation which will go into effect in the coming years, and additional states have contemplated new health-specific privacy laws, such as the new Washington My Health My Data Act. While these new laws generally include exemptions for HIPAA-covered and clinical trial data, they add layers of complexity to compliance in the U.S. market, and could increase our compliance costs and adversely affect our business.
Additionally, the Federal Trade Commission (FTC) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination and security of health-related and other personal information and in particular health information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5 of the FTC Act. Additionally, the FTC published an advance notice of proposed rulemaking in 2022 on commercial surveillance and data security, and may implement new trade regulation rules or other regulatory alternatives concerning the ways in which companies (1) collect, aggregate, protect, use, analyze, and retain consumer data, as well as (2) transfer, share, sell, or otherwise monetize that data in ways that are unfair or deceptive in the coming years.
Our business relies on secure and continuous processing of information and the availability of our Information Technology (IT) networks and IT resources, as well as critical IT vendors that support our technology and data processing operations. Security breaches, computer malware and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. OCR, pursuant to legislation passed in 2021, issued guidance on recognized security practices for covered entities and business associates. OCR indicated that recognized security practices will not be an aggravating factor in OCR investigations, but that implementation of recognized security practices strengthen an organization’s cybersecurity and regulatory posture, as well as possibly lessening enforcement penalties in a potential regulatory enforcement.
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
In addition to our operations in the United States, which may be subject to healthcare and other laws relating to the privacy and security of health information and other personal data, we may seek to conduct clinical trials in the EEA and may become subject to additional EEA data privacy laws, regulations and guidelines such as the GDPR, as referred to above. Further, as the EU GDPR may be implemented differently in national laws of member states of the European Union, we may face additional costs associated with complying with potentially varying data protection requirements in these member states.
In the event we commence clinical trials in the EEA, the U.K. or Switzerland, applicable data protection laws may increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms and safeguards to ensure compliance, including as implemented by member states in the European Union. Compliance with data protection laws in the EEA, the U.K. and Switzerland is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities. We expect that we will continue to face uncertainty as to whether our efforts to comply with any obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or biopharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or biopharmaceutical partners to continue to use our products and solutions due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law. Such clients or biopharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the forgoing could materially harm our business, prospects, financial condition and results of operations.
Following Brexit, legal, political and economic uncertainty surrounding the exit of the U.K. from the EU may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the U.K. and pose additional risks to our business, revenue, financial condition and results of operations.
On January 31, 2020, the U.K. ceased being a Member State of the EU. The U.K. and the EU signed a EU-U.K. Trade and Cooperation Agreement, or TCA, which became effective on May 1, 2021. Such a withdrawal from the EU is unprecedented, and it is unclear how the restrictions on the U.K.’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our current and future operations (including business activities conducted by third parties and contract manufacturers on our behalf) and clinical activities in the U.K.
We may also face new regulatory costs and challenges that could have an adverse effect on our operations. Since the regulatory framework in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime with respect to the approval of our product candidates in the U.K., now that U.K. legislation may depart from EU legislation. For instance, now the transition period has expired, Great Britain will no longer be covered by the centralized procedure for obtaining an EEA-wide marketing authorization from the EMA and a separate process will be required for authorization of drug products covering the U.K. or Great Britain only. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. and/or EU for our product candidates, which could significantly and materially harm our business.
The TCA allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products. The U.K. Government and the EU recently adopted a new agreement, the “Windsor Framework,” which will replace the Northern Ireland Protocol. According to the Windsor Framework, medicinal products intended for the U.K. market, including Northern Ireland, will be authorized by the MHRA and will bear a “U.K. only” label. This means that medicinal products placed on the market in Northern Ireland will no longer need to be compliant with EU law. These new measures will be implemented on January 1, 2025.
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
Our information systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
Our information systems and those of our current and any future collaborators, other contractors or consultants, and third-party suppliers (i.e. our supply chain) are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. We exercise little or no direct control over how these third parties operate their networks, which increases our vulnerability to problems with their systems. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our information systems or those of our collaborators, vendors, contractors or consultants, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions, as well as reputational harm and adverse legal and regulatory consequences. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.
We are also subject to cybersecurity risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release, exposure or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and study subjects, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. We may experience threats to our data and systems, including malicious code and viruses, supply chain attacks, phishing and other cyberattacks. The number and complexity of these threats continue to increase over time. While we have not experienced, to date, a cybersecurity threat, including as a result of any previous cybersecurity incidents, that has materially affected or is reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, we cannot guarantee that we will not experience such a threat or incident in the future. If a material breach of, or accidental or intentional loss of data from, our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged and we could be subject to adverse legal and regulatory consequences. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks..
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials costlier to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, due to factors including the effects of health epidemics and pandemics, such as COVID-19, geopolitical events, such as the Russian invasion of Ukraine, the Israel-Hamas conflict and related global escalation of geopolitical tensions, rising inflationary pressures and rising interest rates could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our suppliers, some of which are located outside of the United States, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
Item 1B. Unresolved Staff Comments
Not Applicable.
Item 1C. Cybersecurity
Pliant’s Cybersecurity Program is integral to safeguarding our assets, maintaining stakeholder trust, and ensuring the continuity of our operations. The management of our Cybersecurity Program is entrusted to the Cybersecurity Governance Committee (“CSGC”), which includes our Chief Financial Officer, General Counsel, Head of Information Technology and Corporate Controller. The CSGC draws on more than twenty years of experience focused in the areas of corporate governance and implementation and oversight of information technology systems and processes. The Board of Directors has delegated oversight of the Company's Cybersecurity Program to the Audit Committee, who receives regular reports from the Chief Financial Officer regarding cyber risks and threats, progress of the Company's projects aimed at strengthening information security systems, assessments of the Cybersecurity Program, and insights into the evolving threat landscape. The Audit Committee provides updates about the Company's Cybersecurity Program to the Board of Directors at least annually.

The CSGC leads the enterprise-wide cybersecurity strategy and policy development to ensure alignment and best practices informed by industry established frameworks. The Cybersecurity Program emphasizes continuous improvement by actively engaging with internal and external stakeholders, striving to stay ahead of emerging threats, adapting to the evolving cybersecurity landscape, and fortifying our defenses against potential risks. The Cybersecurity Program undergoes regular evaluations conducted by both internal and external experts to assess the strength of our Cybersecurity Program. Regular penetration tests are performed as well as simulated cybersecurity events to test our defenses and responses to unmitigated penetrations. The results of these evaluations are reported to the CSGC and Audit Committee of the Board of Directors. We have also deployed an information security training program for our employees that includes training on matters such as phishing and email security best practices as well as required training on data privacy.
We have implemented processes designed to minimize the chance of a successful cyberattack and we have also established incident response procedures to address a cyber threat that may occur despite these safeguards. Pliant’s Cybersecurity Incident Response Plan includes engagement with key vendors, industry participants, and intelligence and law enforcement communities which are a fundamental aspect of our strategy. The Response Plan addresses (1) detection, (2) analysis, (3) communication, (4) containment, (5) eradication, (6) recovery and (7) post-incident review.
As of the date of this report, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, our business strategy, results of operation or financial condition. For more information about the risks we face from cybersecurity incidents, please refer those discussed risk factors starting with “We may incur substantial costs in our efforts to comply with evolving global data protection…” and “Our internal computer systems, or those of our collaborators…” in the section entitled “Risk Factors” included under Part I, Item 1A of this Report.
Item 2. Properties
We lease a facility containing 32,974 square feet of laboratory and office space, which is located at 260 Littlefield Avenue, South San Francisco, California 94080. The Littlefield lease is expected to terminate in the third quarter of 2024. We have an additional facility lease containing 12,456 square feet of office space, which is located at 611 Gateway Boulevard, South San Francisco, California 94080. The Gateway lease expires March 31, 2024.
On September 28, 2023, the Company entered into a lease agreement for a premise consisting of approximately 100,904 square feet located at Oyster Point Blvd, South San Francisco, California (the "Oyster Point Lease"), which the Company intends to use as laboratory and office space. The lease term of approximately seven years will start upon the landlord’s substantial completion of tenant improvements. We believe that our current facilities, including the premises under the Oyster Point Lease, are sufficient to meet our current and near-term needs for the business of developing and commercializing novel therapies for fibrotic diseases and that, should it be needed, suitable additional space will be available.
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
Performance Graph
The comparisons in the table below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent we specifically incorporate it by reference into such filing.
The following graph compares cumulative total return of our common stock with the cumulative total return of (i) The Nasdaq Composite Index, and (ii) The Nasdaq Biotechnology Index. The graph assumes (a) $100 was invested from June 3, 2020, the first day of trading of our common stock on the Nasdaq Global Select Market through December 31, 2023 in each of our common stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Nasdaq Biotechnology Index, and (b) the reinvestment of dividends into shares of common stock; however, no dividends have been declared on our common stock to date.

Cumulative Total Return
among Pliant Therapeutics, the Nasdaq Composite Index
and the Nasdaq Biotechnology Index
Pliant Therapeutics, Inc.
NASDAQ Composite (TR)
NASDAQ Biotechnology (TR)
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
6/3/2020
12/3/2020
6/3/2021
12/3/2021
6/3/2022
12/3/2022
6/3/2023
12/3/2023

	6/3/2020	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Pliant Therapeutics Inc.	$100.0	$106.7	$63.4	$90.8	$85.0
Nasdaq Composite Index	$100.0	$133.7	$163.4	$110.2	$159.4
Nasdaq Biotechnology Index	$100.0	$114.6	$114.6	$159.4	$107.7
Holders of Record
As of the close of business on February 23, 2024, there were 28 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is intended to provide material information around events and uncertainties known to management relevant to an assessment of the financial condition and results of operations of the Company and should therefore be read in conjunction with our audited Financial Statements and the accompanying Notes to Financial Statements and other disclosures included in this Annual Report on Form 10-K (including the disclosures under Part I, Item 1A. Risk Factors) where other material events and uncertainties not otherwise discussed below are disclosed. Certain amounts and percentages herein may not sum or recalculate due to rounding. The following discussion and analysis does not address certain items regarding the year ended December 31, 2021. Discussion and analysis of 2021 and year-to-year comparisons between 2022 and 2021 that are not included in this Report can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC on March 9, 2023”).
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

Overview
We are a late stage biopharmaceutical company focused on discovering and developing novel therapies for the treatment of fibrosis and related diseases. Our initial focus is on treating fibrosis by inhibiting integrin-mediated activation of TGF-β. We have applied our deep understanding of fibrosis biology, along with our medicinal chemistry and translational medicine expertise to develop a set of proprietary tools designed to discover and de-risk product candidates quickly and efficiently. Our wholly-owned lead product candidate, bexotegrast (PLN-74809), is an oral, small molecule, dual selective inhibitor of αvß6 and αvß1 integrins that we are developing for the treatment of idiopathic pulmonary fibrosis, or IPF, and primary sclerosing cholangitis, or PSC. We are currently conducting a Phase 2b trial in IPF and a Phase 2a trial in PSC. We announced positive data from our Phase 2a INTEGRIS-IPF trial in May 2023. We are currently conducting BEACON-IPF, a 52-week, randomized, double-blind, placebo-controlled Phase 2b trial in patients with IPF. We announced positive interim data from our Phase 2a INTEGRIS-PSC trial in September 2023 and February 2024. We expect to release final data from the INTEGRIS-PSC trial in mid-2024.
In January 2023, we received FDA clearance of investigational new drug application, or IND, for our third clinical program to date, PLN-101095, a dual inhibitor of integrins αvß8 and αvß1 for the treatment of solid tumors that are resistant to immune checkpoint inhibitors. We are currently dosing the third of five dose cohorts in a Phase 1 open label dose-escalation trial of PLN-101095 as monotherapy and in combination with pembrolizumab in patients with solid tumors that are resistant to immune checkpoint inhibitors. We expect to release preliminary data from the trial in late 2024.
Our fourth program to date, PLN-101325, in development for treatment of muscular dystrophies, including Duchenne muscular dystrophy. PLN-101325 is a monoclonal antibody designed to act as an allosteric agonist of integrin α7ß1. We expect to file with regulators for first-in-human studies in the first quarter of 2024.
We have developed PLN-1474, a Phase 2-ready oral, small molecule selective inhibitor of αvß1 for the treatment of advanced liver fibrosis associated with nonalcoholic steatohepatitis, or NASH. PLN-1474 was licensed to Novartis in 2019, and as part of a broad strategic realignment, Novartis has discontinued clinical development in NASH and, as a result, discontinued development of PLN-1474. In February 2023, Novartis returned global rights to PLN-1474 to Pliant.
Recent Highlights
Bexotegrast Highlights
•Positive safety and efficacy data from 320 mg dose cohort of INTEGRIS-PSC Phase 2a trial in patients with primary sclerosing cholangitis (PSC). At a once-daily dose of 320 mg, bexotegrast was well tolerated over 12 weeks of treatment with no drug-related severe or serious adverse events. At the 320 mg dose, bexotegrast reduced both Enhanced Liver Fibrosis (ELF) scores and PRO-C3 levels and showed improvements in hepatocyte function and bile flow by contrast MRI imaging relative to placebo at Week 12. Twenty-four-week data from the 320 mg dose group is expected in mid-2024.
•Enrollment continues in BEACON-IPF, a Phase 2b trial of bexotegrast in patients with idiopathic pulmonary fibrosis (IPF). BEACON-IPF is a 52-week, multinational, randomized, dose-ranging, double-blind, placebo-controlled trial evaluating bexotegrast at once-daily doses of 160 mg or 320 mg. BEACON-IPF is expected to enroll approximately 270 patients with IPF.
Pipeline Programs
•Phase 1 trial of PLN-101095 in solid tumors is enrolling. This is a Phase 1 open label trial of PLN-101095, an oral, small molecule, dual selective inhibitor of αvβ8 and αvβ1 integrins designed to block TGF-β activation in the tumor microenvironment. The trial is currently dosing the third of five planned dose cohorts in a Phase 1 open label dose-escalation trial of PLN-101095 as monotherapy and in combination with pembrolizumab in patients with solid tumors that are resistant to immune checkpoint inhibitors. Preliminary data is expected in late 2024.
•Muscular dystrophy program on track for regulatory filing in the first quarter of 2024. PLN-101325 is a monoclonal antibody designed to act as an allosteric agonist of integrin α7β1. Filing for first-in-human clinical studies in Duchenne muscular dystrophy (DMD) is expected in the first quarter of 2024.
Since inception, we have had significant operating losses. Our net loss was $161.3 million, $123.3 million and $97.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $499.7 million and cash, cash equivalents, restricted cash and short-term investments of $495.7 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase in connection with our ongoing activities, as we:

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
The Novartis Agreement was for the development and commercialization of PLN-1474 and up to three additional integrin research targets. Under the terms of the Novartis Agreement, we received an upfront license fee payment of $50.0 million for the worldwide, exclusive license to PLN-1474 and an additional $29.0 million upon the achievement of specified research and development milestones. As part of a broad strategic realignment, Novartis has discontinued clinical development in NASH and, as a result, discontinued development of PLN-1474. In February 2023, Novartis issued a termination notice for the collaboration and license agreement, and returned global rights to Pliant for PLN-1474.
Following termination of the Novartis Agreement, we were no longer eligible to receive additional milestone or royalty payments under the arrangement, however, we continued to earn research and development services revenues through the effective termination date of April 18, 2023.
Revenues for the years ended December 31, 2023, 2022 and 2021 were $1.6 million, $9.7 million and $7.6 million respectively.
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
The following table summarizes our research and development expenses for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Employee-related expenses	$46,605	$30,316	$20,730
Outside and consulting services for preclinical studies and research and development activities by third party contract organizations	15,948	25,402	15,674
Clinical trials expenses	49,252	26,032	29,263
Depreciation of lab equipment and costs of equipment and supplies	5,588	5,859	5,968
Facilities and other allocated expenses	10,326	9,242	5,880
Technology and intellectual property licenses	78	85	33
Total research and development expenses	$127,797	$96,936	$77,548
We expense all research and development costs in the periods in which they are incurred. We do not allocate our internal costs by product candidates or by preclinical programs. Additionally, although external third-party costs are allocable between product candidates and programs, we do not perform this allocation.
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
Interest and Other Income (Expense), net
Our interest and other income (expense), net consists of interest, accretion income and amortization expense on cash, cash equivalents and short-term investments, and realized gains and losses on short-term investments.
Interest Expense
Our interest expense is derived from a term loan executed under the Oxford Loan Agreement that we entered into in May 2022. Borrowings under the Oxford Loan Agreement bear interest at a rate per annum equal to 1-month term Secured Overnight Financing Rate (SOFR) plus 8.5%, subject to an agreed upon floor and cap.

Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022

(In thousands, except percentages)	Year Ended December 31,
	2023	2022	$ Change	% Change
Revenue	$1,580	$9,685	$(8,105)	(83.7%)
Operating expenses:
Research and development	(127,797)	(96,936)	(30,861)	31.8%
General and administrative	(57,928)	(39,949)	(17,979)	45.0%
Total operating expenses	(185,725)	(136,885)	(48,840)	35.7%
Loss from operations	(184,145)	(127,200)	(56,945)	44.8%
Interest and other income (expense), net	24,076	4,670	19,406	415.5%
Interest expense	(1,267)	(791)	(476)	60.2%
Net loss	$(161,336)	$(123,321)	$(38,015)	30.8%

Revenue
Revenue decreased by $8.1 million due to decreased research and development services resulting from the termination of the Novartis Agreement.
Research and Development Expenses
The increase in research and development expenses of $30.9 million was primarily due to:
•$16.3 million increase in employee-related costs, including stock-based compensation, driven by an increase in our research and development workforce;
•$9.5 million decrease in outside and consulting services for preclinical studies which is largely attributable to decreased preclinical spend related to PLN-101095 as we initiated a phase 1 clinical trial during the second quarter of 2023, and an overall decrease in research and development activities as we prioritize bexotegrast clinical development;
•$23.2 million increase in clinical trial expenses largely due to continued development of bexotegrast, in particular our Phase 2b trial in patients with IPF, as well as the initiation of our phase 1 trial of PLN-101095 in solid tumors during the second quarter of 2023;
•$0.3 million decrease in depreciation of lab equipment and costs of equipment and supplies; and
•$1.1 million increase in facilities and other allocated expenses.
General and Administrative Expenses
The increase in general and administrative expenses by $18.0 million was primarily due to a $16.6 million increase in employee-related costs, including a $12.6 million increase in stock-based compensation, and increases in accounting and other professional services.
Interest and Other Income (Expense), Net
Interest and other income (expense), net increased $19.4 million due to higher average investment balances in 2023 compared to 2022 resulting from significant financing activities occurring mid-year 2022 and the public offering in January 2023, coupled with an increase in the yield on our short-term investment portfolio.
Interest Expense
Interest expense increased $0.5 million during the year as our Term Loan, issued in the second quarter of 2022, was outstanding the entire year of 2023 compared to eight months in the prior year.

Liquidity and Capital Resources
Overview
As of December 31, 2023, we had cash, cash equivalents, restricted cash and short-term investments of $495.7 million. Our cash, cash equivalents and short-term investments consist of money market funds, U.S. Treasury securities, U.S. Government Agency securities and highly rated, investment-grade corporate debt securities.
In May 2022, as amended in October 2022, we entered into a Loan and Security Agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (or "Oxford"). Upon closing of the Oxford Loan Agreement, we drew $10.0 million and decided to forego drawing on the additional $65.0 million that became available to us over the course of 2023 as certain conditions related to the development of bexotegrast and one of our preclinical product candidates were satisfied. At December 31, 2023, $25.0 million remained available to us under the Oxford Loan Agreement.
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
In January 2023, we completed an underwritten public offering of 9,583,334 shares of common stock, including the exercise in full of the underwriters' option to purchase 1,250,000 additional shares of common stock. The shares were offered at a price to the public of $30.00 per share, resulting in aggregate proceeds of approximately $269.8 million, net of underwriting discounts, commissions and offering expenses.
During the third quarter of 2021, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may issue and sell shares of common stock in an "at-the-market" offering. In March 2023, we filed a prospectus registering the offer and sale of up to $150.0 million of shares of common stock from time to time pursuant to the Sales Agreement. We have not issued any shares pursuant to any at-the-market offerings, including pursuant to the Sales Agreement, but may do so at a future date.
We believe that our existing capital resources, together with the funds available to us under the Oxford Loan Agreement, will be sufficient to fund our anticipated operating expenses and capital expenditure requirements for the next 12 months and for the longer-term period into the second half of 2026. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned.
Our operations have been financed primarily through the issuance and sale of common stock and convertible preferred stock and our collaboration with Novartis.
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
•the timelines of our clinical trials and the overall costs to conduct and complete the clinical trials, which may be impacted by health epidemics and pandemics, such as COVID-19;
•the number and characteristics of product candidates that we develop;
•the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration, or FDA, and other comparable foreign regulatory authorities including but not limited to the European Medicines Agency (EMA), the U.. Medicines and Healthcare products Regulatory Agency (MHRA);
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

Cash Flows
The following summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash used in operating activities	$(116,361)	$(94,631)	$(75,443)
Net cash (used in) provided by investing activities	(127,012)	(150,204)	73,699
Net cash provided by financing activities	274,405	226,854	2,527
Net increase (decrease) in cash, cash equivalents and restricted cash	$31,032	$(17,981)	$783
Cash Used in Operating Activities
The increase in cash used in operating activities of $21.7 million between the year ended December 31, 2023 and 2022 was primarily due to an increase in our operating expenses, notably for the continued development of bexotegrast and our other pipeline programs. Further, revenue related receipts decreased $6.2 million as we ceased to earn research and development services revenue following the termination of the Novartis Agreement.
Cash Used in Investing Activities
The decrease in cash used in investing activities of $23.2 million between the year ended December 31, 2023 and 2022 is primarily due to the timing of purchases of short-term investments compared to related maturities during each year.
Cash Provided by Financing Activities
The increase in cash provided by financing activities of $47.6 million between the year ended December 31, 2023 and 2022 is primarily due to net proceeds from the Company's January 2023 underwritten public offering.

Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements or holdings in any variable interest entities other than the operating lease commitments described in Note 14 to our financial statements appearing elsewhere in this Annual Report.
Material Cash Requirements
At December 31, 2023, we had various non-cancelable operating leases for office space and equipment, which expire between December 31, 2023 and March 31, 2031. Refer to Note 13 and Note 14 to our financial statements appearing elsewhere in this Annual Report for a discussion of material obligations and commitments.
We enter into contracts in the normal course of business with third-party contract organizations for clinical trials, non-clinical studies and testing, manufacturing and other services and products. These contracts generally provide for termination following a certain period after notice and therefore we believe that our cancellable obligations under these agreements are not material.
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
Revenue Recognition
As of December 31, 2023, all of our revenue to date has been generated from the Novartis Agreement. We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, ("Topic 606") we perform the following five steps: (i) identification of the contract(s) with the customer, (ii) identification of the promised goods or services in the contract and determination of whether the promised goods or services are performance obligations, (iii) measurement of the transaction price, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to our customer.
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
All contingent future payments, which include research, development, regulatory, and sales-based royalty payments, were not considered in the initial analysis, as they were contingent upon options being exercised or were subject to significant risk of achievement.
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
We estimate the amount of work completed through review of detailed budgets and timelines included in our contracts and agreements, and update these estimates with information obtained from third-party service providers and internal personnel on a quarterly basis. We make significant judgments and estimates in determining the accrued and/or prepaid balance in each reporting period. As actual costs become known, we adjust our estimates. Our accrued expenses and prepaid research and development expenses are dependent, in part, upon the receipt of timely and accurate reporting from contract research organizations, other third-party service providers and internal research and development personnel. If we under estimate or over-estimate the level of services performed or the costs of these services, our accrued expenses could differ from our estimates. For the periods presented, we have experienced no material differences between our accrued expenses and actual expenses.

Recent Accounting Pronouncements
The information set forth under Note 2 to the financial statements under the caption “Recently Issued Accounting Pronouncements” is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We have operations both within the U.S. and abroad and we are exposed to market risks in the ordinary course of our business. These risks include fluctuations in interest rates and foreign currency exchange rates, and to a lesser extent, inflation risk.
Interest rate fluctuation risk
Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. The primary objective of our short-term investment portfolio is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. At December 31, 2023 and 2022, we had cash and cash equivalents, restricted cash and short-term investments of $495.7 million and $331.2 million, respectively, which consisted of cash, money market funds, U.S. Treasury securities, U.S. Government Agency securities, and highly rated investment grade corporate debt securities.
Under the Oxford Loan Agreement, we had a $10.0 million term loan outstanding as of December 31, 2023 which is subject to the movement in interest rates, however the exposure to increased rates is capped at 2.0%.
Due to the short-term maturities of our cash equivalents and short-term investments and the cap on the interest rate associated with the Oxford Loan Agreement, an immediate 100 basis point change in interest rates would not have a material effect on our financial condition.
Foreign currency exchange risk
Most of our operating expenses are denominated in U.S. dollars and, as a result, we have not experienced significant foreign currency transaction gains and losses to date. We have limited foreign currency exposure associated with our operating expenses. Our exposures are primarily limited to fluctuations in the Swiss Franc, Canadian dollar and Euro. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, our operations may become subject to more significant fluctuations in foreign currency exchange rates in the future if we continue to contract with vendors outside of the U.S. and expand our operations internationally.
Inflation risk
To date, we do not believe that inflation has had a material effect on our business, financial condition, results of operations or future prospects. However, if current inflationary pressures are sustained for a prolonged period of time, the cost projections associated with our development plans may be impacted as well as the success of businesses from which we procure services, which could harm our business, results of operations, financial condition or future prospects.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Pliant Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Pliant Therapeutics, Inc. (the "Company") as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting
Basis for Opinion
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
Accrued Research and Development and Prepaid Expenses and Other Current Assets – Accrued and Prepaid Research and Development Expenses related to Contract Research Organizations (CROs) — Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
The Company records accrued expenses for costs of research and development activities which include the conduct of clinical studies by third-party CRO service providers, based upon the estimated amount of services provided but not yet invoiced. Any payments made in advance of services provided are recorded as prepaid assets, which are expensed as the contracted services are performed. The Company estimates the amount of work completed through review of detailed budgets and timelines included in its contracts and agreements, and updates these estimates with information obtained from third-party service providers and internal personnel on a quarterly basis.
Given the significant judgments made by management in estimating the progress or stage of completion of the services, auditing the Company’s accrued and prepaid research and development expenses related to CROs was especially challenging. Specifically, because the amount of accrued and prepaid research and development expenses is dependent on management’s receipt of timely and accurate reporting from third-party service providers, management’s estimates of work completed as of the balance sheet date, and management’s estimates of the period over which this work will be performed, auditing accrued and prepaid research and development expenses related to CROs required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s accrued and prepaid research and development expenses included the following, among others:
•We tested the effectiveness of controls over the estimation of accrued and prepaid research and development expenses related to CROs.
•For a sample of agreements and contracts, we read the related statement of work, purchase order, and inspected information the Company received from its third-party service providers. We tested the accuracy and completeness of the underlying information used in the estimates and evaluated the significant assumptions that are used by management to estimate the recorded amounts by performing the following procedures:
◦Performed corroborating inquiries with the Company’s research and development personnel that oversee the contract research organization’s studies to obtain information regarding the nature and extent of progress of the clinical studies.
◦Obtained written confirmations directly from the Company’s third-party service providers regarding the accuracy and completeness of contracted amounts and percentage of completion.
◦Evaluated management’s judgments using the evidence obtained.
◦For a sample of agreements and contracts, we obtained the corresponding invoices and evidence of payment to test the Company’s disbursements made to third-party service providers as of December 31, 2023.
•We compared invoices received by the Company subsequent to December 31, 2023 to the accrued research and development expenses related to CROs recognized by the Company as of that date.

/s/ Deloitte & Touche LLP
San Francisco, California
February 27, 2024
We have served as the Company's auditor since 2018.

Pliant Therapeutics, Inc.
Balance Sheets
(In thousands, except number of shares and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$63,234	$33,685
Short-term investments	431,011	297,502
Accounts receivable	—	1,983
Tax credit receivable	—	83
Prepaid expenses and other current assets (Note 5)	11,257	7,058
Total current assets	505,502	340,311
Property and equipment, net	3,567	4,486
Operating lease right-of-use assets	1,211	5,422
Restricted cash	1,482	—
Other non-current assets	392	394
Total assets	$512,154	$350,613
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,531	$1,580
Accrued research and development	12,456	11,218
Accrued liabilities (Note 6)	10,219	8,658
Lease liabilities, current	1,318	2,457
Total current liabilities	28,524	23,913
Lease liabilities, non-current	—	3,429
Long-term debt (Note 7)	10,054	9,929
Total liabilities	38,578	37,271
Commitments and Contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.0001 par value 10,000,000 shares authorized at December 31, 2023 and 2022, none issued or outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at December 31, 2023 and 2022; and 59,921,002 and 48,941,254 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively;	6	5
Additional paid-in capital	972,973	653,707
Accumulated deficit	(499,748)	(338,412)
Accumulated other comprehensive gain (loss)	345	(1,958)
Total stockholders’ equity	473,576	313,342
Total liabilities and stockholders’ equity	$512,154	$350,613
The accompanying notes are an integral part of these financial statements.

Pliant Therapeutics, Inc.
Statements of Operations and Comprehensive Gain (Loss)
(In thousands, except number of shares and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$1,580	$9,685	$7,572
Operating expenses:
Research and development	(127,797)	(96,936)	(77,549)
General and administrative	(57,928)	(39,949)	(27,558)
Total operating expenses	(185,725)	(136,885)	(105,107)
Loss from operations	(184,145)	(127,200)	(97,535)
Interest and other income (expense), net	24,076	4,670	272
Interest expense	(1,267)	(791)	—
Net loss	$(161,336)	$(123,321)	$(97,263)
Net loss per share - basic and diluted	$(2.75)	$(2.94)	$(2.71)
Weighted average shares used in computing net loss per share - basic and diluted	58,719,083	42,015,908	35,846,421
Comprehensive loss:
Net loss	$(161,336)	$(123,321)	$(97,263)
Net unrealized gain (loss) on short-term investments	2,303	(1,757)	(169)
Total other comprehensive gain (loss)	2,303	(1,757)	(169)
Comprehensive loss	$(159,033)	$(125,078)	$(97,432)

The accompanying notes are an integral part of these financial statements.

Pliant Therapeutics, Inc.
Statements of Stockholders’ Equity
(In thousands, except number of shares and per share amounts)

			Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2020	35,552,795	$3	$400,918	$(32)	$(117,828)	$283,061
Issuance of common stock under benefit plans	427,342	—	2,984	—	—	2,984
Vesting of restricted stock awards	103,164	—	9	—	—	9
Stock-based compensation expense	—	—	10,437	—	—	10,437
Net unrealized loss on short-term investments	—	—	—	(169)	—	(169)
Net loss	—	—	—	—	(97,263)	(97,263)
Balance at December 31, 2021	36,083,301	$3	$414,348	$(201)	$(215,091)	$199,059
Common stock issued in a public offering, net of offering expenses	12,432,432	2	215,399	—	—	215,401
Issuance of common stock under benefit plans	403,680	—	1,360	—	—	1,360
Vesting of restricted stock awards	21,841	—	2	—	—	2
Stock-based compensation expense	—	—	22,598	—	—	22,598
Net unrealized loss on short-term investments	—	—	—	(1,757)	—	(1,757)
Net loss	—	—	—	—	(123,321)	(123,321)
Balance at December 31, 2022	48,941,254	$5	$653,707	$(1,958)	$(338,412)	$313,342
Common stock issued in a public offering, net of offering expenses	9,583,334	1	269,781	—	—	269,782
Issuance of common stock under benefit plans	1,396,414	—	5,002	—	—	5,002
Stock-based compensation expense	—	—	44,483	—	—	44,483
Net unrealized gain on short-term investments	—	—	—	2,303	—	2,303
Net loss	—	—	—	—	(161,336)	$(161,336)
Balance at December 31, 2023	59,921,002	$6	$972,973	$345	$(499,748)	$473,576
The accompanying notes are an integral part of these financial statements.

Pliant Therapeutics, Inc.
Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(161,336)	$(123,321)	$(97,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,841	1,823	1,535
Stock-based compensation expense	44,483	22,598	10,437
Non-cash operating lease expense	2,390	1,858	1,669
(Accretion) amortization on short-term investments and debt	(4,990)	(1,806)	1,262
Changes in operating assets and liabilities:
Accounts receivable	1,983	15	7,281
Prepaid expenses and other current assets	(3,735)	(294)	(2,266)
Other non-current assets	—	201	70
Accounts payable	2,969	(1,351)	891
Accrued liabilities	2,781	7,904	2,695
Operating lease liabilities	(2,747)	(2,258)	(1,754)
Net cash used in operating activities	(116,361)	(94,631)	(75,443)
Cash flows from investing activities
Purchase of short-term investments	(583,069)	(325,716)	(219,887)
Maturity of short-term investments	456,978	177,272	295,539
Purchase of property and equipment	(921)	(1,760)	(1,953)
Net cash (used in) provided by investing activities	(127,012)	(150,204)	73,699
Cash flows from financing activities
Proceeds from sale of common stock in a public offering	270,251	216,201	—
Proceeds from issuances of common stock under benefit plans	5,001	1,360	2,984
Payment of offering costs	(847)	(557)	(457)
Payment of debt issuance costs	—	(150)	—
Proceeds from term loan	—	10,000	—
Net cash provided by financing activities	274,405	226,854	2,527
Net increase (decrease) in cash and cash equivalents	31,032	(17,981)	783
Cash and cash equivalents at beginning of period	33,684	51,665	50,882
Cash, cash equivalents and restricted cash at end of period	$64,716	$33,684	$51,665
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,149	$615	$—
Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	$63,234	$33,684	$51,665
Restricted cash	1,482	—	—
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$64,716	$33,684	$51,665
Supplemental disclosures of noncash investing and financing activities:
Net unrealized gain(loss) on short-term investments	$2,303	$(1,757)	$(169)
Purchase of property and equipment in accounts payable	$—	$—	$57
Reclassification of restricted stock awards from liabilities to common stock upon vesting	$—	$2	$9
Supplemental disclosures of cash flow information related to leases:
Cash paid for operating lease liabilities in operating cash flows	$3,846	$2,657	$2,400
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$950	$—
Decrease in right-of -use assets and liabilities from lease modifications	$1,821	$—	$—
The accompanying notes are an integral part of these financial statements.

Pliant Therapeutics, Inc.
Notes to Financial Statements
1.Organization and Description of Business
Pliant Therapeutics, Inc. (the “Company” or "Pliant" or “we” or “our” or “us”) is a late stage clinical stage biopharmaceutical company focused on discovering and developing novel therapies for the treatment of fibrosis with an initial focus on treating fibrosis by inhibiting integrin-mediated activation of TGF-β. Fibrosis refers to the abnormal thickening and scarring of connective tissue due to the production and deposition of excess collagen in the extra-cellular matrix. Fibrosis can occur in many different tissues including lung, liver, kidney, muscle, skin and the GI tract, and often causes severe and debilitating disease leading to organ failure. The Company is located in South San Francisco, California, and was incorporated in the state of Delaware in June 2015.
Public Offerings
In July 2022, the Company completed a public offering of 12,432,432 shares of common stock, including the exercise in full of the underwriters' option to purchase 1,621,621 additional shares of common stock. The shares were offered at a price of $18.50 per share, resulting in aggregate proceeds of approximately $215.4 million, net of underwriting discounts, commissions and offering expenses.
In January 2023, the Company completed a public offering of 9,583,334 shares of common stock, including the exercise in full of the underwriters' option to purchase 1,250,000 additional shares of common stock. The shares were offered at a price of $30.00 per share, resulting in aggregate proceeds of approximately $269.8 million, net of underwriting discounts, commissions and offering expenses payable by us.
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
Royalties
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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company invests in money market funds, U.S. Treasury securities, government notes and corporate debt securities. The Company limits its credit risk associated with its cash and cash equivalents by placing them with banks and institutions it believes are highly credit worthy and in highly rated investments. However, the Company had deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”)

insured limit of $250,000. The Company performs credit evaluations of its customer, and the risk with respect to accounts receivable is further mitigated by the short duration of customer payment terms, generally within 60 days, and the pedigree of the customer base. During the years ended December 31, 2023, 2022 and 2021, Novartis accounted for 100% of the Company’s revenue and accounts receivable.
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
Segments
The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing novel therapies for fibrotic diseases. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating and evaluating financial performance. The single operating segment constitutes all of the Company activity, the chief operating decision maker regularly reviews the entity-wide operating results and performance. All long-lived assets are maintained in the United States of America.
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
Restricted Cash
Our restricted cash balance of $1.4 million as of December 31, 2023 represented cash required to be held as collateral by a financial institution to guarantee lease payments due to our landlord at Oyster Point Blvd, South San Francisco, California (the "Oyster Point Lease").
Short-Term Investments
The Company’s short-term investments consist of U.S. Treasury securities, U.S. government agency securities and corporate debt securities with remaining maturities beyond three months at the date of purchase. The Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time even prior to maturity and such investments represent cash available for current operations. As a result, short-term investments may include securities with maturities beyond twelve months that are classified within current assets in the Balance Sheets. As of December 31, 2023 and 2022, all of the Company’s short-term investments were classified as available-for-sale and were carried at fair market value with unrealized losses recorded in other comprehensive gain (loss) in the statements of operations and comprehensive loss. See Note 3 for further details.
The Company records an allowance for credit losses using an expected loss model. Credit losses are limited to the amount by which the amortized cost of an investment exceeds its fair value. A previously recognized credit loss may be decreased in subsequent periods if the Company’s estimate of fair value for the investment increases. To determine whether to record a credit loss, the Company considers issuer specific credit ratings and historical losses as well as current economic conditions and its expectations for future economic conditions. The Company has not recorded any credit losses during the three years ended December 31, 2023, 2022 and 2021.

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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long-lived assets during the years ended December 31, 2023, 2022 and 2021.
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
Stock-Based Compensation
The Company’s stock-based equity awards include restricted stock awards, stock options, restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs"), issued under the Company's 2020 Stock Option and Incentive Plan (the “2020 Plan”), 2022 Inducement Plan ("Inducement Plan") and shares issued under the Company’s 2020 Employee Stock Purchase Plan (“ESPP”). Stock-based compensation for awards that are granted to employees is accounted at fair value on the award grant date and the expense is recognized over the period the employee is required to provide service in exchange for the award, which is generally on a straight-line basis over the vesting period of the award. The expense is recorded in either research and development or general and administrative expenses in the statements of operations and comprehensive loss based on the function to which the related services are provided. Forfeitures are accounted for as they occur.
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
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company's comprehensive gain (loss) represents unrealized losses on short-term investments.
Interest and other income(expense)
Interest and other income (expense) includes interest income from our short-term investment portfolio.
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
Common stock equivalent shares are excluded from the computation of diluted net loss or income per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is generally the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is antidilutive. The Company reported a net loss attributable to common stockholders during the years ended December 31, 2023, 2022 and 2021.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), or Topic 280, which improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. We adopted the provisions of Topic 280 and the adoption did not have a material impact to our financial statements.
Recently Announced Accounting Pronouncements
In October 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-06 "Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative", which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standard Codification (the "Codification"). This ASU will become effective on the date the SEC removes the applicable disclosure from Regulation S-X or Regulation S-K, with early adoption prohibited. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not be become effective for any entity. The Company expects the new guidance will have an immaterial impact on its financial statements, and intends to adopt the guidance when it becomes effective.
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The guidance is effective for the Company beginning in the fourth quarter of fiscal year 2026. The Company expects the new guidance will have an immaterial impact on its financial statements, and intends to adopt the guidance prospectively when it becomes effective in the fourth quarter of fiscal year 2026.
3.    Financial Instruments
The Company’s short-term investments consist of U.S. Treasury securities, U.S. Government agency securities and highly rated, investment-grade corporate debt securities with original maturities beyond three months at the date of purchase. The Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time even prior to maturity and such investments represent cash available for current operations. As a result, short-term investments may include securities with maturities beyond twelve months that are classified within current assets in the Balance Sheets. The Company’s short-term investments classified as available-for-sale are carried at fair market value with unrealized gain or loss recognized in other comprehensive gain (loss).

Assets and liabilities recorded at fair value on a recurring basis in the Balance Sheets and assets and liabilities measured at fair value on a non-recurring basis or disclosed at fair value, are categorized based upon the level of judgment associated with inputs used to measure their fair values. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Accounting guidance establishes a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity. The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:
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
The fair value of the Company’s cash equivalent Money Market Funds are classified as Level 1 because they are valued using quoted market prices. The fair value of the Company’s U.S. Treasury securities, U.S. government agency securities and corporate debt securities are classified as Level 2 because they are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These Level 2 instruments require more management judgment and subjectivity compared to Level 1 instruments which include determining which instruments are most similar to the instrument being priced, determining whether the market is active and determining which model-derived valuations are to be used when calculating fair value. The Company performs its analysis with the assistance of investment advisors.
There were no assets or liabilities recorded at fair value using Level 3 inputs as of December 31, 2023 and 2022.
The following tables show the Company’s cash and cash equivalents and short-term investments by significant investment category as of December 31, 2023 and 2022 (in thousands):

		As of December 31, 2023				As of December 31, 2022
		Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Money Market Funds	Level 1	$57,241	$—	$—	$57,241	$28,312	$—	$—	$28,312
U.S. Treasury securities	Level 2	27,250	46	(8)	27,288	4,446	—	(5)	4,441
U.S. Government Agency Securities	Level 2	133,655	563	(132)	134,086	28,746	—	(111)	28,635
Corporate debt securities	Level 2	269,761	213	(337)	269,637	266,267	45	(1,887)	264,425
Total financial assets		$487,907	$822	$(477)	$488,252	$327,771	$45	$(2,003)	$325,813

	As of December 31, 2023				As of December 31, 2022
Classified as:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Cash equivalents	$57,241	$—	$—	$57,241	$28,312	$—	$—	$28,312
Short-term investments	430,666	822	(477)	431,011	299,459	45	(2,003)	297,501
Total	$487,907	$822	$(477)	$488,252	$327,771	$45	$(2,003)	$325,813

The Company may sell certain of its short-term securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

The following summarizes the remaining contractual maturities of the Company’s short-term investments as of December 31, 2023:

	Adjusted Cost	Market Value
Mature in 1 year or less	$316,700	$316,366
Mature in 1 to 2 years	113,966	114,645
Total	$430,666	$431,011
There were no liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022. There have been no transfers between fair value measurement levels during the years ended December 31, 2023 and 2022. In addition, there were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2023 and 2022.
The Company records interest income and accretion income earned on Money Market Funds and U.S. Treasury, U.S. government agency and corporate debt securities to interest and other income(expense),net in its statement of operations and comprehensive gain (loss).
4.    Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Laboratory equipment	$10,410	$9,581
Leasehold improvements	1,663	1,650
Construction-in-progress	52	66
Computer equipment and software	124	30
Total property and equipment	12,249	11,327
Less: Accumulated depreciation	(8,682)	(6,841)
Total property and equipment, net	$3,567	$4,486
Depreciation expense during the years ended December 31, 2023 and 2022 was $1.8 million, and for 2021 depreciation expense was $1.5 million.
5.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid research and development	$3,403	$3,421
Prepaid insurance	1,131	1,427
Prepaid licenses	2,454	959
Interest receivable	2,997	1,078
Other	1,272	173
Total prepaid expenses and other current assets	$11,257	$7,058

6.    Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued compensation and benefits	$9,042	$7,200
Other accrued liabilities	1,177	1,458
Total accrued liabilities	$10,219	$8,658
Accrued compensation and benefits consist primarily of accrued bonuses and accrued vacation.

7.    Debt
In May 2022, as amended in October 2022, we entered into a term loan facility (the “Oxford Loan Agreement”) with Oxford Finance LLC (the "Lender") for up to $100.0 million. At closing, we entered into a term loan for $10.0 million and we decided not to draw upon the additional $65.0 million that became available to us over the course of 2023 as certain conditions related to the development of bexotegrast and one of our preclinical product candidates were satisfied. As of December 31, 2023, the time period to draw upon the additional $65.0 million had lapsed. In connection with the Oxford Loan Agreement, we granted a security interest in substantially all of our current and future assets. There are no warrants or financial covenants associated with the Oxford Loan Agreement.
Borrowings under the Oxford Loan Agreement bear interest at a rate per annum equal to 1-month term Secured Overnight Financing Rate (SOFR) plus 8.5%, subject to an agreed upon floor and cap. The Oxford Loan Agreement requires the Company to make monthly interest-only payments until July 1, 2026 with monthly interest and principal payments thereafter until the maturity date of May 1, 2027.
The estimated fair value of the term loan as of December 31, 2023 was measured using Level 3 inputs and approximates the carrying value recorded to the balance sheet. The effective interest rate for the term loan is 12.69% and interest expense during the years ended December 31, 2023 and 2022 was $1.3 million and $0.8 million, respectively.
Future maturities of debt as of December 31, 2023 are as follows (in thousands):

As of December 31, 2023
2026	$5,455
2027	4,545
Thereafter	—
Total	10,000
Less: unamortized debt issuance costs	(106)
Accretion of final payment	160
Total	$10,054

8.    Novartis Collaboration and License Agreement (the "Novartis Agreement")
In 2019, we entered into the Novartis Agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) for the development and commercialization of our preclinical product candidate, PLN-1474, and up to three additional integrin research targets. We assessed the Novartis Agreement in accordance with ASC 606 and determined that Novartis was a customer and identified the following performance obligations: (1) to provide worldwide license rights to PLN-1474, (2) to provide research and development services for PLN-1474, (3) to provide non-exclusive license rights to integrin research targets, and (4) to provide research and development services on integrin research targets.
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
Revenues associated with the Novartis Agreement for the years ended December 31, 2023, 2022 and 2021, were $1.6 million, $9.7 million and $7.6 million, respectively, which consisted of revenue generated from research and development services and a $4.0 million contingent payment received in 2022 associated with the integrin research target program.
As of December 31, 2023 and 2022, there was a receivable of nil and $2.0 million, respectively, related to the Novartis Agreement. There were no contract assets or contract liabilities as of December 31, 2023 and 2022.
9. Preferred Stock
Under the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue two classes of shares: preferred stock and common stock. The preferred stock may be issued in series, and the Company’s board of directors is authorized to determine the rights, preferences, and terms of each series. These rights, preferences and terms could include dividend rights, conversion rights, voting rights, terms of redemptions, liquidation preferences and sinking fund terms. As of December 31, 2023 and 2022, the Company was authorized to issue 10,000,000 shares of preferred stock and there was no outstanding preferred stock as of December 31, 2023 and 2022.

10. Common Stock
As of December 31, 2023 and 2022, the Company had 300,000,000 authorized shares of common stock, at a par value of $0.0001 per share. The common stock has the following rights and privileges:
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
Shares reserved for future issuance

	December 31,
	2023	2022
Outstanding stock option awards	6,953,487	5,569,567
Vesting of RSUs	874,748	507,925
Vesting of PSUs*	328,752	531,796
Shares of common stock available for future grants under the 2020 Stock Option and Incentive Plan	2,882,239	2,937,769
Shares of common stock available for future issuance under the 2020 ESPP	805,756	888,184
Shares of common stock available for future issuance under the 2022 Inducement Plan	700,000	1,000,000
Total shares reserved for future issuance	12,544,982	11,435,241
*PSUs granted and outstanding based on target level of achievement of 100%.
11.Stock-Based Compensation
Equity Incentive Plans
In 2015, the Company's Board of Directors adopted the 2015 Equity Incentive Plan, as amended in 2018, 2019 and 2020 (the “2015 Plan”), which provided for the grant of incentive stock options, nonqualified stock options or other awards including stock appreciation rights and restricted stock awards to the Company’s employees, officers, directors, advisors, and consultants. In May 2020, the Board of Directors adopted the 2020 Stock Option and Incentive Plan (the “2020 Plan”) and suspended the 2015 Plan. Awards outstanding under either the 2015 Plan or 2020 Plan that are cancelled, expire or otherwise terminated subsequent to May 2020 will become available for issuance as common stock under the 2020 Plan. Additionally, the 2020 Plan is subject to automatic increases on January 1 of each year beginning January 1, 2021. The number of shares added each January 1 will be equal to the lesser of: (i) 5% of the outstanding shares on the immediately preceding December 31 or (ii) such amount as determined by the compensation committee of the Board of Directors.
The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options or other awards including stock appreciation rights, restricted stock awards and restricted stock units to the Company’s employees, officers, directors, advisors and consultants. As of December 31, 2023, the 2020 Plan had 2,882,239 shares of common stock available for future issuance.
In 2022, the Board of Directors adopted the 2022 Inducement Plan ("Inducement Plan"), under which the Company may grant nonqualified stock options or other awards including stock appreciation rights and restricted stock awards. As of December 31, 2023, 700,000 shares of common stock were available for issuance.

Options under the 2020 Plan and Inducement Plan may be granted for periods of up to 10 years and at prices no less than the market price of the Company’s common stock on the date of grant, provided, however, that the exercise price of an incentive stock option granted to a 10% shareholder shall not be less than 110% of the fair value of the shares on the date of grant and the option is not exercisable after the expiration of five years from the date of grant.
Incentive Stock Options and Nonqualified Stock Options
Stock options issued under either the 2015 Plan, the 2020 Plan or the Inducement Plan generally vest over four years and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the respective plans.
The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for stock option awards with the following assumptions:

	Year Ended December 31,
	2023		2022		2021
	Min	Max	Min	Max	Min	Max
Expected volatility	80.97%	83.28%	73.78%	80.64%	74.83%	76.31%
Risk-free interest rate	3.42%	4.68%	1.64%	4.16%	0.61%	1.39%
Expected dividend	—	—	—	—	—	—
Expected term (in years)	5.31	6.08	5.33	6.08	5.44	6.08
Underlying common stock fair value	$15.25	$34.65	$4.92	$24.23	$15.20	$38.23
A summary of option activity under the 2015 Plan and the 2020 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	5,569,567	$13.34	7.96	$43,696
Granted	2,158,764	$27.22
Exercised	(534,706)	$6.91
Forfeited	(240,138)	$18.81
Outstanding as of December 31, 2023	6,953,487	$17.95	7.70	$32,646
Exercisable as of December 31, 2023	3,515,801	$15.03	6.74	$23,184
Vested and expected to vest as of December 31, 2023	6,953,487	$17.95	7.70	$32,646
As of December 31, 2023, there was $46.4 million of unrecognized compensation costs that is expected to be recognized over the weighted-average periods of 2.5 years related to stock options. The total intrinsic value of stock options exercised was $11.4 million, $2.0 million and $6.9 million for December 31, 2023, 2022 and 2021, respectively. Intrinsic value represents the difference between the current fair value of the underlying stock and the exercise price of the stock option at the respective balance sheet dates. The weighted-average grant date fair value of options granted during the years ended December 31, 2023, 2022 and 2021 was $27.22, $7.82 and $16.94 per share, respectively.

Restricted Stock Units
The service-based condition for restricted stock units ("RSUs") is generally satisfied over two or three years. The following table sets forth the outstanding RSUs and related activity for the year ended December 31, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2022	507,925	$17.43
Granted	683,703	$34.36
Released	(247,488)	$17.43
Forfeited	(69,392)	$27.69
Unvested and outstanding as of December 31, 2023	874,748	$29.85
As of December 31, 2023, the Company had $17.4 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 1.66 years.
Performance-Based Restricted Stock Units
In July 2022 the Company granted performance-based restricted stock units ("PSUs") that vest upon the achievement of market and performance conditions. Market conditions include the Company's total shareholder return ("TSR") relative to the NASDAQ Biotechnology Index over the term of the award ending on June 30, 2024, and performance conditions consist of multiple clinical development milestones associated with bexotegrast. The performance vesting conditions generally must be satisfied within a two-year period and are forfeited if the vesting conditions are not met. Additionally, the number of shares of common stock issued upon vesting will range from 0% to 200% of the PSUs based on achievement of certain targets.
The fair value of PSUs with clinical development vesting conditions were determined to be equal to the fair market value of the Company's share price on the date of grant. The fair value of the TSR PSUs were derived from a Monte Carlo simulation model that used the following key assumptions:

Valuation date share price	$17.57
Award term (years)	1.92
Volatility	70.62%
Correlation coefficient	0.3508
Average peer group volatility	79.69%
Average peer group correlation coefficient	0.4397
Risk free interest rate	2.84%
The following table sets forth the outstanding PSUs associated with the TSR goal and related activity for the years ended December 31, 2023 and 2022:

	Performance Stock Units	Weighed Average Grant Date Fair Value
Unvested balance as of December 31, 2021
Granted	354,532	$29.15
Vested	—	—
Unvested balance as of December 31, 2022	354,532	$29.15
Forfeited	(25,782)	$29.15
Unvested balance as of December 31, 2023	328,750	$29.15

As of December 31, 2022 177,266 PSUs, with a weighted average grant date fair value of $17.57, associated with clinical development milestones met their vesting conditions. In March and July 2023 the second and the third clinical development vesting conditions were achieved and the remaining 531,792 PSUs relating to clinical development vesting conditions vested, representing total stock based compensation of $7.3 million. There are no remaining PSUs with clinical development performance conditions outstanding as of December 31, 2023.
As of December 31, 2023, the Company had $2.6 million of unrecognized stock-based compensation expense related to unvested PSUs associated with market based vesting conditions are expected to be recognized over a remaining weighted-average period of 0.54 years.
2020 Employee Stock Purchase Plan
In June 2020, the Company adopted the 2020 Employee Stock Purchase Plan (the "2020 ESPP") and reserved 700,000 shares of common stock for future issuance under the plan. The 2020 ESPP is subject to automatic increases on January 1 of each calendar year, beginning January 1, 2021, by the lesser of (i) 1% of the outstanding shares on the immediately preceding December 31, (ii) 700,000 shares or (iii) such lesser amount as determined by, the compensation committee of the Board of Directors.
Under the 2020 ESPP, eligible employees may purchase shares of our common stock through payroll deductions that cannot exceed 15% of the employee’s salary. The 2020 ESPP provides for a six-month offering period. At the end of the purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of the fair market value at the beginning or end of the offering period subject to tax limitations on the total value of the purchase. The 2020 ESPP is considered a compensatory plan, and the Company recorded $0.6 million, $0.4 million and $0.5 million in stock-based compensation expense for years ended December 31, 2023, 2022 and 2021, respectively. During the years ended December 31, 2023, 2022 and 2021, 82,428 shares, 85,969 shares and 86,902 shares, respectively, of common stock were issued under the 2020 ESPP.
The Company used the Black-Scholes option pricing model to estimate stock-based compensation expense for the 2020 ESPP with the following assumptions:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	5.20% - 5.47%	0.60% -3.34%	0.06% -0.07%
Expected term of options (in years)	0.50	0.50	0.50
Expected stock price volatility	54.78% - 69.15%	63.17% - 82.02%	67.16% - 89.51%
Expected dividends	—%	—%	—%
Stock-Based Compensation Expense
The following table presents the classification of stock-based compensation expense during the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Restricted stock awards	$—	$36	$182
Stock options and ESPP	21,313	13,280	10,255
Restricted stock units	11,149	1,892	—
Performance-based restricted stock units	12,021	7,390	—
Total stock-based compensation expense	$44,483	$22,598	$10,437
Research and development expenses	$17,973	$8,730	$3,928
General and administrative expenses	$26,510	$13,867	$6,509
12.    Income Taxes
The Company had a pre-tax U.S. book loss of $161.3 million, $123.3 million, and $97.3 million, for the years ended December 31, 2023, 2022 and 2021, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company did not record an income tax provision. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax assets will not be realized.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Income tax computed at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	6.7%	7.3%	7.7%
General business credit—federal	5.3%	3.6%	5.3%
Stock-based compensation	0.9%	(1.0)%	(0.7)%
Other permanent differences	0.1%	(0.4)%	(0.1)%
Section 162(m)	(3.8)%	—%	—%
Change in valuation allowance	(30.2)%	(30.5)%	(33.2)%
Effective income tax rate	—%	—%	—%
Net deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$78,452	$65,689
Research and development credits	29,559	19,688
Accrued expenses	2,211	387
Other	1,350	1,706
Capitalized research and development	34,769	13,900
Lease liability	369	1,638
Stock based compensation	8,291	5,073
Total deferred tax assets	155,001	108,081
Deferred tax liabilities:
Fixed asset basis	(123)	(258)
Prepaid expenses	(598)	(630)
Right of use asset	(339)	(1,509)
Total deferred tax liabilities	(1,060)	(2,397)
Valuation allowance	153,941	105,684
Net deferred taxes	$—	$—
Net operating losses and tax credit carryforwards were as follows (in thousands):

	December 31, 2023	Expiration Year
Net operating losses, federal (starting from January 1, 2018)	$212,005	Does not expire
Net operating losses, federal (before January 1, 2018)	$29,486	2035-2037
Net operating losses, state	$397,559	2035-2043
Tax credits, federal	$31,512	2036-2043
Tax credits, state	$7,145	Does not expire
Utilization of the net operating loss carryforwards and research credit carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code (“IRC”) and similar state provisions. Annual limitations may result in the expiration of the net operating losses and tax credit carryforwards before they are utilized. The Company performed a IRC Section 382 analysis through December 31, 2023 and does not expect any previous ownership changes to result in a limitation that will reduce the total amount of net operating loss and tax credit carryforwards disclosed that can be utilized. Subsequent ownership changes may affect the limitation in future years.
During the years ended December 31, 2023 and 2022, the Company recorded a full valuation allowance on federal and state deferred balances since management does not forecast the Company to be in a profitable position in the near future. Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2023 and 2022 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards and were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Valuation allowance at the beginning of the year	$105,684	$67,684
Increases recorded to income tax provision	48,257	38,000
Valuation allowance at the end of the year	$153,941	$105,684
The Company’s U.S. federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2018 through December 31, 2023. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period.
The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. The Company's accounting policy is to include interest and penalties as a component of tax expense. During the years ended December 31, 2023 and 2022, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2023	2022
January 1	$5,196	$3,505
Additions based on tax positions related to current year	2,475	1,547
Additions for tax positions of prior year	303	144
December 31	$7,974	$5,196
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

14.    Leases
New Lease
On September 28, 2023, the Company entered into a lease agreement for a premise consisting of approximately 100,904 square feet located at Oyster Point Blvd, South San Francisco, California (the "Oyster Point Lease"), which the Company intends to use as laboratory and office space. The lease term of approximately seven years will start upon the Landlord’s substantial completion of tenant improvements, and may be extended for a period of eight years at then prevailing market rates for a comparable property. Future lease payments are approximately $43.7 million and are expected to start in the third quarter of 2024. Additionally, the Company is required to provide a letter of credit to the Landlord in the amount of $1.4 million in connection with the Oyster Point Lease. The Company has not recognized a right-of-use asset ("ROU") or aggregate lease liability as of December 31, 2023 for this lease as the Company did not control the underlying assets at any time during the year ended December 31, 2023.
Existing leases
In conjunction with the Oyster Point Lease, we modified the lease term of our existing lease to end upon the start date of the Oyster Point Lease. As a result of this modification, we reduced our lease liability and our right-of-use asset by $1.8 million as of December 31, 2023. Additionally, we paid a refundable security deposit of approximately $0.4 million at inception of the lease term which has been reclassified from other non-current assets to other current assets in the balance sheet of December 31, 2023.
Operating lease ROU assets and liabilities on our balance sheets represent the present value of our remaining lease payments over the remaining lease terms. We use our incremental borrowing rate to calculate the present value of our lease payments, as the implicit rates in our leases are not readily determinable. Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of Topic 842 or the date of lease modification.
The undiscounted future non-cancellable lease payments of the Company's operating lease liability as of December 31, 2023 were as follows (in thousands):

Year ending December 31:	Operating Leases
2024	$1,382
Total undiscounted lease payments	1,382
Less: Present value discount	(64)
Total current operating lease liabilities	1,318
Total non-current operating lease liabilities	$—
The weighted-average remaining lease terms and discount rates related to the Company's operating leases were as follows:

	As of December 31,
	2023	2022
Weighted-average remaining lease term (in years)	0.6	2.3
Weighted-average discount rate	13.60%	8.2%
Variable lease costs comprise primarily of the Company's proportionate share of operating expenses, property taxes, and insurance. Short-term lease expense and variable lease payments recorded in operating expenses were immaterial for the years ended December 31, 2023, 2022 and 2021. Lease expenses for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands)

	As of December 31,
	2023	2022	2021
Operating lease costs	$2,771	$2,501	$2,300
Other variable costs	766	721	949
Total expense	$3,537	$3,222	$3,249

15.     Related Party Transactions
In June 2022 and 2021, the Company granted 15,000 and 26,572 stock options with a grant date fair value of $0.1 million and $0.5 million to partners of Third Rock Ventures who were also serving as non-employee directors on the Company's Board of Directors. Both of the non-employee directors resigned from the Company's Board of Directors in 2022. The shares of common stock subject to these options vest have all vested. The stock-based compensation expense related to these options was immaterial during the years ended December 31, 2022, and 2021. There were no related party transactions during the year ended December 31, 2023.
16. Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of $1.0 million, $0.8 million and $0.6 million during the years ended December 31, 2023, 2022 and 2021, respectively.
17. Net Loss Per Share Attributable to Common Stockholders
The following common share equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	Year Ended December 31,
	2023	2022	2021
Options to purchase common stock	6,953,487	5,569,567	3,620,180
Restricted stock units	874,748	507,925	—
Performance-based restricted stock units*	328,750	354,532	—
Unvested restricted shares	—	—	21,841
Total	8,156,985	6,432,024	3,642,021
*PSUs outstanding based on target level of achievement of 100%.

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
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Our independent registered public accounting firm, Deloitte & Touche LLP, issued an attestation report on our internal control over financial reporting. See below.
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
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our company. There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Pliant Therapeutics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Pliant Therapeutics, Inc. (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte & Touche LLP
San Francisco, California
February 27, 2024
Item 9B. Other Information.
Rule 10b5-1 Trading Arrangements
Other than those listed below, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.
On October 4, 2023, Mike Ouimette, our General Counsel, entered into a trading plan, or the Ouimette 10b5-1 Sales Plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Under the Ouimette 10b5-1 Sales Plan, an aggregate of 57,074 shares of the Company’s common stock and up to 33% of the net shares Mr. Ouimette may receive from the vesting of certain outstanding RSU and PSU awards from time to time between January 16, 2024 and July 1, 2024 (the “Ouimette Authorized Shares”) may be sold. Due to vesting conditions of the awards and the number of shares withheld for taxes, to be determined only on the vesting date and market conditions, the number of shares actually sold under the Ouimette 10b5-1 Sales Plan may be less than the maximum number of shares that can be sold. The Ouimette 10b5-1 Sales Plan, which was entered into during an open trading window under the Company’s insider trading policy, will be in effect until the earlier of (1) December 31, 2024, or (2) the date on which all Ouimette Authorized Shares have been sold under the Ouimette 10b5-1 Sales Plan.
On December 7, 2023, Eric Lefebvre, our Chief Medical Officer, entered into a trading plan, or the Lefebvre 10b5-1 Sales Plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Under the Lefebvre 10b5-1 Sales Plan, an aggregate of 111,781 shares of the Company’s common stock may be sold (such aggregate amount, which may be reduced by any shares sold prior pursuant to a prior trading plan adopted by Dr. Lefebvre on December 13, 2022 and prior to initiation of sales pursuant to the Lefebvre 10b5-1 Sales Plan, the “Lefebvre Authorized Shares”). The Lefebvre 10b5-1 Sales Plan, which was entered into during an open trading window under the Company’s insider trading policy, will be in effect until the earlier of (1) March 7, 2025, or (2) the date on which all Lefebvre Authorized Shares have been sold under the Lefebvre 10b5-1 Sales Plan.
On December 13, 2023, Bernard Coulie, our Chief Executive Officer, entered into a trading plan, or the Coulie 10b5-1 Sales Plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Under the Coulie 10b5-1 Sales Plan, an aggregate of 80,000 shares of the Company’s common stock may be sold. The Coulie 10b5-1 Sales Plan, which was entered into during an open trading window under the Company’s insider trading policy, will be in effect until the earlier of (1) December 31, 2024, or (2) the date on which the maximum number of shares of the Company’s common stock have been sold under the Coulie 10b5-1 Sales Plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item will be set forth in our Proxy Statement for our 2024 Annual Meeting of Stockholders and is incorporated herein by reference. Information required by this item regarding compliance with Section 16(a) of the Exchange Act will be set forth in our Proxy Statement and is incorporated herein by reference.
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
Item 11. Executive Compensation.
Information required by this item will be set forth in our Proxy Statement and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item will be set forth in our Proxy Statement and is incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item will be set forth in our Proxy Statement and is incorporated by reference.
Item 14. Principal Accounting Fees and Services.
Information required by this item will be set forth in our Proxy Statement and is incorporated by reference.

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
3.Exhibits. The following is a list of exhibits filed with this Annual Report or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	File Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	10-Q	001-39303	3.1	August 11, 2020
3.2	Second Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-39303	3.1	September 16, 2022
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	333-238146	4.1	May 26, 2020
4.2	Description of the Registrant’s Securities	10-K	001-39303	4.3	March 16, 2021
10.1#	2020 Stock Option and Incentive Plan and forms of award agreement.	S-1/A	333-238146	10.2	May 26, 2020
10.2#	2015 Equity Incentive Plan and forms of award agreements thereunder.	S-1	333-238146	10.1	May 11, 2020
10.3#	2020 Employee Stock Purchase Plan.	S-1/A	333-238146	10.3	May 26, 2020
10.4#	Senior Executive Cash Incentive Bonus Plan.	S-1	333-238146	10.4	May 11, 2020
10.5#	Non-Employee Director Compensation Policy.	S-1/A	333-238146	10.6	May 26, 2020
10.6#	Executive Severance Plan.	S-1	333-238146	10.7	May 11, 2020
10.7#	Offer Letter, by and between the Registrant and Mike Ouimette, dated August 17, 2020.	10-Q	001-39303	10.1	November 10. 2020
10.8#	Offer Letter, by and between the Registrant and Éric Lefebvre, M.D., dated February 28, 2018.	S-1	333-238146	10.11	May 11, 2020
10.9#	Offer Letter, by and between the Registrant and Keith Cummings, M.D., MBA, dated November 29, 2018.	S-1	333-238146	10.10	May 11, 2020
10.10#	Offer Letter, by and between the Registrant and Hans Hull, J.D., dated February 10, 2016.	S-1	333-238146	10.9	May 11, 2020
10.11#	Offer Letter, by and between the Registrant and Bernard Coulie, M.D., Ph.D., dated October 12, 2015.	S-1	333-238146	10.8	May 11, 2020
10.12#	Form of Indemnification Agreement, by and between the Registrant and each of its directors and certain officers.	S-1	333-238146	10.13	May 11, 2020
10.13	Office Lease, by and between the Registrant and 260 Littlefield Avenue South San Francisco, California 94080, dated February 6, 2018.	S-1	333-238146	10.14	May 11, 2020
10.14#	2022 Inducement Plan dated September 14, 2022.	10-K	001-39303	10.17	March 9, 2023

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	File Herewith
10.15	Loan and Security Agreement, by and between Registrant and Oxford Finance LLC, dated May 4, 2022.	8-K	001-39303	10.1	May 5, 2022
10.16	First Amendment to Loan and Security Agreement, by and between Registrant and Oxford Finance LLC, dated October 4, 2022.	10-K	001-39303	10.17	March 9, 2023
10.17#	Amended and Restated Non-Employee Director Compensation Policy					X
10.18#	Offer Letter, by and between the Registrant and Lily Cheung, dated December 21, 2022.	10-K	001-39303	10.21	March 9, 2023
10.19#	Lease Agreement by and between the Registrant and HCP BTC, LLC, dated September 28, 2023.	8-K	001-39303	10.1	October 23, 2023
10.20#	Termination Agreement by and between the Registrant and Healthpeak OP, LLC, dated September 28, 2023.	8-K	001-39303	10.2	October 23, 2023
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97	Clawback Policy					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
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
Date: February 27, 2024

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

Name	Title	Date

/s/ Bernard Coulie	President, Chief Executive Officer and Director	February 27, 2024
Bernard Coulie, M.D., Ph.D.	Principal Executive Officer

/s/ Keith Cummings	Chief Financial Officer	February 27, 2024
Keith Cummings, M.D., M.B.A.	Principal Financial Officer

/s/ Hoyoung Huh	Chairman of the Board, Director	February 27, 2024
Hoyoung Huh, M.D., Ph.D.

/s/ Suzanne Bruhn	Director	February 27, 2024
Suzanne Bruhn, Ph.D.

/s/ Darren Cline	Director	February 27, 2024
Darren Cline

/s/ David Pyott	Director	February 27, 2024
David Pyott
/s/ Gayle Crowell	Director	February 27, 2024
Gayle Crowell

/s/ John Curnutte	Director	February 27, 2024
John Curnutte, M.D.

/s/ Katharine Knobil	Director	February 27, 2024
Katharine Knobil, M.D.

/s/ Thomas McCourt	Director	February 27, 2024
Thomas McCourt

/s/ Smital Shah	Director	February 27, 2024
Smital Shah