Form 10-Q
period 2024-03-31
PLIANT THERAPEUTICS, INC.
filed 2024-05-06
CIK 1746473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2024, the registrant had 60,325,832 shares of common stock, $0.0001 par value per share, outstanding.

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
•The success, cost and timing of our product development activities and clinical trials of our lead product candidate, bexotegrast (PLN-74809), including our expectations that the implementation of BEACON-IPF as a pivotal adaptive Phase 2b/3 trial design will significantly shorten bexotegrast’s late-stage development compared to standalone Phase 2b and Phase 3 trials, and our other product candidates;
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

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS
Our business involves significant risks, some of which are summarized below. The summary risk factors listed below should be read together with the text of the full risk factors discussed in "Part II, Item 1A - Risk Factors" in this Report. You should carefully consider the risks described below, as well as the other information in this Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in other documents that we file with the Securities and Exchange Commission, or the SEC. The occurrence of any of the events or developments described in this Report could have a material adverse effect on our business, financial condition, results of operations, growth prospects and stock price. In such an event, the market price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.
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
•The timelines of our clinical trials and the overall costs to conduct and complete the clinical trials may be adversely impacted due to disruptions caused by marketplace conditions, including the effects of health epidemics and pandemics, such as COVID-19, or other geopolitical conditions.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Pliant Therapeutics, Inc.
Condensed Balance Sheets
(Unaudited)
(In thousands, except number of shares and per share amounts)

	March 31, 2024	*December 31, 2023
Assets
Current assets
Cash and cash equivalents	$114,297	$63,234
Short-term investments	368,092	431,011
Prepaid expenses and other current assets (Note 5)	7,509	11,257
Total current assets	489,898	505,502
Property and equipment, net	5,605	3,567
Operating lease right-of-use assets (Note 14)	24,228	1,211
Restricted cash	1,482	1,482
Other non-current assets	392	392
Total assets	$521,605	$512,154
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,327	$4,531
Accrued research and development	16,423	12,456
Accrued liabilities (Note 6)	5,868	10,219
Operating lease liabilities, current (Note 14)	773	1,318
Total current liabilities	30,391	28,524
Operating lease liabilities, non-current (Note 14)	23,880	—
Long-term debt (Note 7)	30,002	10,054
Total liabilities	84,273	38,578
Commitments and Contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023, and none issued or outstanding at March 31, 2024 and December 31, 2023 (Note 9)	—	—
Common stock, $0.0001 par value per share; 300,000,000 shares authorized at March 31, 2024 and December 31, 2023; and 60,318,542 and 59,921,002 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively; (Note 10)	6	6
Additional paid-in capital	984,518	972,973
Accumulated deficit	(546,703)	(499,748)
Accumulated other comprehensive (loss) gain	(489)	345
Total stockholders’ equity	437,332	473,576
Total liabilities and stockholders’ equity	$521,605	$512,154
*The condensed balance sheet as of December 31, 2023 has been derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these condensed financial statements

Pliant Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except number of shares and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$—	$1,332
Operating expenses:
Research and development	(37,146)	(29,273)
General and administrative	(15,246)	(14,154)
Total operating expenses	(52,392)	(43,427)
Loss from operations	(52,392)	(42,095)
Interest and other income (expense), net	5,882	4,858
Interest expense	(445)	(311)
Net loss	$(46,955)	$(37,548)
Net loss per share - basic and diluted	$(0.78)	$(0.67)
Shares used in computing net loss per share - basic and diluted	60,180,921	56,057,603
Comprehensive loss:
Net loss	$(46,955)	$(37,548)
Net unrealized (loss) gain on short-term investments	(834)	627
Total other comprehensive (loss) gain	(834)	627
Comprehensive loss	$(47,789)	$(36,921)
The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except number of shares and per share amounts)

			Additional Paid-In Capital	Accumulated Other Comprehensive Gain/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2023	59,921,002	$6	$972,973	$345	$(499,748)	$473,576
Issuance of common stock under benefit plans	397,540	—	1,879	—	—	1,879
Stock-based compensation expense	—	—	9,666	—	—	9,666
Net unrealized loss on short-term investments	—	—	—	(834)	—	(834)
Net loss	—	—	—	—	(46,955)	(46,955)
Balance at March 31, 2024	60,318,542	$6	$984,518	$(489)	$(546,703)	$437,332

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

Pliant Therapeutics, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Cash flows from operating activities
Net loss	$(46,955)	$(37,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	513	452
Stock-based compensation expense	9,666	11,923
Non-cash operating lease expense	681	609
Net amortization (accretion) on short-term investments and debt	1,091	(2,584)
Changes in operating assets and liabilities:
Accounts receivable	—	(1,314)
Prepaid expenses and other current assets	3,749	(476)
Accounts payable	2,257	(144)
Accrued liabilities	(910)	(538)
Operating lease liabilities	(363)	(656)
Net cash used in operating activities	(30,271)	(30,276)
Cash flows from investing activities
Purchase of short-term investments	(52,375)	(276,620)
Maturity of short-term investments	113,413	102,575
Purchase of property and equipment	(1,492)	(163)
Net cash used in (provided by) investing activities	59,546	(174,208)
Cash flows from financing activities
Proceeds from issuances of common stock under benefit plans	1,879	3,661
Proceeds from term loan, net	19,909	—
Payment of offering costs	—	(586)
Proceeds from sale of common stock in a public offering	—	270,251
Net cash provided by financing activities	21,788	273,326
Net increase in cash and cash equivalents	51,063	68,842
Cash and cash equivalents and restricted cash at beginning of period	64,716	33,685
Cash, cash equivalents and restricted cash at end of period	$115,779	$102,527
Supplemental disclosures of cash flow information:
Cash paid for interest	$501	$282
Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	$114,297	$102,527
Restricted cash	1,482	—
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$115,779	$102,527
Supplemental disclosures of noncash investing and financing activities:
Net unrealized (loss) gain on short-term investments	$(834)	$636
Purchase of property and equipment in accounts payable and accrued liabilities	$1,059	$—
Supplemental disclosures of cash flow information related to leases:
Right-of-use assets obtained in exchange for new operating lease liabilities	$23,698	$—
The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Notes to Condensed Financial Statements
(Unaudited)
1. Organization and Description of Business
Pliant Therapeutics, Inc. (the “Company” or "Pliant" or “we” or “our” or “us”) is a late stage biopharmaceutical company focused on discovering and developing novel therapies for the treatment of fibrosis with an initial focus on treating fibrosis by inhibiting integrin-mediated activation of TGF-ß. Fibrosis refers to the abnormal thickening and scarring of connective tissue due to the production and deposition of excess collagen in the extra-cellular matrix. Fibrosis can occur in many different tissues including lung, liver, kidney, muscle, skin and the GI tract, and often causes severe and debilitating disease leading to organ failure. The Company is located in South San Francisco, California, and was incorporated in the state of Delaware in June 2015.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”), for interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the unaudited interim condensed financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company's financial information. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.
The financial information included herein should be read in conjunction with the audited financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024 (the “2023 10-K”).
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses as well as the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, stock-based compensation expense, operating lease right-of-use (“ROU”) assets and liabilities, accruals and prepayments for research and development costs, income taxes and uncertain tax positions. The Company assesses estimates on an ongoing basis, however, actual results could materially differ from those estimates.
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three months ended March 31, 2024, as compared to the significant accounting policies described in Note 2 of the "Notes to the Financial Statements" in the Company's audited financial statements included in its 2023 10-K.
Recently Announced Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its disclosures and will adopt the ASU for its 2024 10-K.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The Company is currently evaluating the impact of this standard on its disclosures and will adopt the ASU for its 2025 10-K.
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
The Company’s cash equivalent Money Market Funds are classified as Level 1 in the fair value hierarchy because they are valued using quoted active market prices. The fair value of the Company’s U.S. Treasury securities, U.S. government agency securities and corporate debt securities are classified as Level 2 because they are valued using observable inputs to quoted market prices other than Level 1 prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency and include U.S. government agency securities, U.S. Treasury securities and corporate debt securities.
There were no assets or liabilities recorded at fair value to the condensed balance sheets using Level 3 inputs as of March 31, 2024 and as of December 31, 2023.
The following tables show the Company’s Money Market Funds, U.S. Treasury securities, U.S. government agency securities and corporate debt securities by significant investment category as of March 31, 2024 and December 31, 2023 (in thousands):

		As of March 31, 2024				As of December 31, 2023
		Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Money Market Funds	Level 1	$66,387	$—	$—	$66,387	$57,241	$—	$—	$57,241
U.S. Treasury securities	Level 2	23,493	—	(17)	23,476	27,250	46	(8)	27,288
U.S. Government agency securities	Level 2	122,121	107	(234)	121,994	133,655	563	(132)	134,086
Corporate debt securities	Level 2	239,912	43	(389)	239,566	269,761	213	(337)	269,637
Total financial assets		$451,913	$150	$(640)	$451,423	$487,907	$822	$(477)	$488,252

	As of March 31, 2024				As of December 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Classified as:
Cash equivalents	$83,336	$—	$(5)	$83,331	$57,241	$—	$—	$57,241
Short-term investments	368,577	150	(635)	368,092	430,666	822	(477)	431,011
Total	$451,913	$150	$(640)	$451,423	$487,907	$822	$(477)	$488,252
The Company may sell certain of its short-term securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.
There were no liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023. The Company evaluates transfers between levels at the end of each reporting period and there have been no transfers between fair value measurement levels during the three months ended March 31, 2024. In addition, there were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2024 and December 31, 2023.
The Company records interest income, accretion income and amortization expense on Money Market Funds and U.S. Treasury, U.S. government agency and corporate debt securities to interest and other income (expense), net in its condensed statement of operations and comprehensive loss.

4. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Laboratory equipment	10,423	10,410
Leasehold improvements	1,964	1,663
Furniture and fixtures	1,728	—
Computer equipment and software	620	124
Construction-in-progress	65	52
Total property and equipment, gross	14,800	12,249
Less: Accumulated depreciation	(9,195)	(8,682)
Total property and equipment, net	5,605	3,567
Depreciation expense was $0.5 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Prepaid research and development	2,540	3,403
Prepaid insurance	769	1,131
Prepaid licenses	1,274	2,454
Interest receivable	2,315	2,997
Other	611	1,272
Total prepaid expenses and other current assets	7,509	11,257
6. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Accrued compensation and benefits	4,541	$9,042
Other accrued liabilities	1,327	1,177
Total accrued liabilities	$5,868	$10,219
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
On March 11, 2024, we entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with the Lender to borrow a series of term loans up to an aggregate principal amount of $150.0 million (the “Term Loans”), of which $50.0 million is subject to the Lender’s sole discretion.
Pursuant to the Amended Loan Agreement, we drew an initial Term Loan of $30.0 million, inclusive of $10.0 million in principal amount previously outstanding under the Oxford Loan Agreement. We may borrow up to an additional $70.0 million of Term Loans at our option upon the satisfaction of certain conditions related to the development of bexotegrast. In connection with the Amended Loan Agreement, the Company granted the Lender a security interest in substantially all of the Company’s assets now owned or hereafter acquired, excluding intellectual property to the extent the aggregate amount of Term Loans advanced and outstanding does not exceed $50.0 million (but including the right to payments and proceeds of intellectual property) and certain customary exceptions.
The principal amount outstanding under the Term Loans will accrue interest at a floating per annum rate equal to (i) the greater of (a) 1-month term Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) three and one-half percent (3.50%) plus (ii) five and one-quarter percent (5.25%), subject to an agreed upon floor of 8.75%. Beginning on July 1, 2028, which may be extended to July 1, 2029 (subject to certain conditions set forth in the Amended Loan Agreement), the Company is required to repay the Term Loans in consecutive equal monthly payments of principal, together with applicable interest, in arrears. All unpaid principal and accrued and unpaid interest with respect to each Term Loan will be due and payable in full on March 1, 2029, which may be extended to March 1, 2030 (subject to certain conditions set forth in the Amended Loan Agreement).
The Company will be required to make a final payment of 5.50% (or 7.25% if the amortization date of the Term Loans has been extended to July 1, 2029 (as discussed above)) of the original principal amount of the Term Loans that were drawn, payable at maturity or upon any earlier acceleration or prepayment of the Term Loans. The Company may prepay the Term Loans in whole or in part, subject to a prepayment fee equal to (i) if prepaid on or before the first anniversary date of the funding date of such Term Loan, 3.00% of the principal amount of the applicable Term Loan prepaid, (ii) if prepaid after the first anniversary and on or before the second anniversary of the funding date of such Term Loan, 2.00% of the principal amount of the applicable Term Loan prepaid, and (iii) if prepaid after the second anniversary and on or before the third anniversary of the funding date of such Term Loan prepaid, 1.00% of the principal amount of the applicable Term Loan prepaid.
The Agreement contains representations and warranties, affirmative, and negative covenants, and events of default that are customary for loans of this type. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Loan Agreement, termination of the Term Loan commitments and the right by the Lender to foreclose on the collateral securing the obligations. During the existence of an event of default, the Term Loans would accrue interest at a rate per annum equal to 5.00% above the otherwise applicable interest rate.
The estimated fair value of the term loan as of March 31, 2024 was measured using Level 3 inputs and approximates the carrying value recorded to the balance sheet. The effective interest rate for the term loan is 11.93% and interest expense during the three months ended March 31, 2024 and 2023 was $0.44 million and $0.30 million, respectively.
Future maturities of debt as of March 31, 2024 are as follows (in thousands):

As of March 31, 2024
2028	$20,000
2029	10,000
Thereafter	—
Total payments	30,000
Less: unamortized debt issuance costs	(191)
Accretion of final payment	193
Total	$30,002
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
On February 17, 2023, Novartis exercised their right to terminate the Novartis Agreement. The termination took effect on April 18, 2023, and effective upon the termination, all rights and licenses granted to Novartis under the Novartis Agreement, including PLN-1474, the related investigational new drug (“IND”), and the validated research target, reverted back to us. The payment obligations of Novartis with respect to future milestones, royalties and research and development funding were also terminated.
Revenues associated with the Novartis Agreement for the three months ended March 31, 2024 and 2023, were nil and $1.3 million, respectively, which consisted of revenue generated from research and development services.

9. Preferred Stock
Under the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue two classes of shares: preferred stock and common stock. The preferred stock may be issued in series, and the Company’s board of directors is authorized to determine the rights, preferences, and terms of each series. These rights, preferences and terms could include dividend rights, conversion rights, voting rights, terms of redemptions, liquidation preferences and sinking fund terms. As of March 31, 2024 and December 31, 2023, the Company was authorized to issue 10,000,000 shares of preferred stock and there was no outstanding preferred stock as of March 31, 2024 and December 31, 2023.
10. Common Stock
As of March 31, 2024 and December 31, 2023, the Company was authorized to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. The common stock has the following rights and privileges:
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
Shares reserved for future issuance

	As of March 31, 2024	As of December 31, 2023
Outstanding stock option awards	7,659,860	6,953,487
Vesting of RSUs	1,201,724	874,748
Vesting of PSUs*	282,345	328,752
Shares of common stock available for future grants under the 2020 Stock Option and Incentive Plan	4,562,694	2,882,239
Shares of common stock available for future issuance under the 2020 Employee Stock Purchase Plan	1,336,085	805,756
Shares of common stock available for future issuance under the 2022 Inducement Plan	700,000	700,000
Total shares reserved for future issuance	15,742,708	12,544,982
*PSUs granted and outstanding based on target level of achievement of 100%.
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
The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options or other awards including stock appreciation rights, restricted stock awards and restricted stock units to the Company’s employees, officers, directors, advisors and consultants. As of March 31, 2024, the 2020 Plan had 4,562,694 shares of common stock available for future issuance.

In 2022, the board of directors adopted the 2022 Inducement Plan ( “Inducement Plan”), under which the Company may grant nonqualified stock options or other awards including stock appreciation rights and restricted stock awards. As of March 31, 2024, 700,000 shares of common stock were available for issuance.
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
The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for stock option awards with the following assumptions:

Three months ended March 31,
	2024	2023
Expected volatility	85.28% - 86.42%	80.97% - 81.41%
Risk-free interest rate	4.04% - 4.28%	3.42% - 4.18%
Expected dividend	—	—
Expected term (in years)	5.99 - 6.06	5.77 - 6.08
Underlying common stock fair value	$15.19 - $17.44	$21.94 - $34.65
The Company granted 1,338,465 stock options under the 2020 Plan during the three months ended March 31, 2024.
A summary of option activity under the 2015 Plan and the 2020 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	6,953,487	$17.95	7.70	$32,646
Granted	1,338,465	$17.29
Exercised	(118,573)	$8.01
Forfeited	(513,519)	$16.87
Outstanding as of March 31, 2024	7,659,860	$18.06	7.83	$18,505
Exercisable as of March 31, 2024	7,659,860	$18.06	7.83	$18,505
Vested and expected to vest as of March 31, 2024	3,651,242	$15.84	6.70	$15,456

As of March 31, 2024, there were $53.9 million of unrecognized compensation costs that are expected to be recognized over the weighted-average period of 2.8 years related to stock options. Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of March 31, 2024. The weighted-average grant date fair value of options granted during the three months ended March 31, 2024 was $17.29 per share.
Restricted Stock Units
The service-based condition for restricted stock units (“RSUs”) is generally satisfied over two years or three years. The following table sets forth the outstanding RSUs and related activity for the three months ended March 31, 2024

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2023	874,748	$29.85
Granted	594,336	$17.44
Released	(210,085)	$34.65
Forfeited	(57,275)	$27.88
Unvested and outstanding as of March 31, 2024	1,201,724	$22.97
As of March 31, 2024, the Company had $22.9 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 2.0 years.
Performance-Based Restricted Stock Units
Performance-based restricted stock units (“PSUs”) vest upon the achievement of market and performance conditions. Market conditions include the Company's total shareholder return (“TSR”) relative to the NASDAQ Biotechnology Index over the term of the award ending on June 30, 2024. Additionally, the number of shares of common stock issued upon vesting will range from 0% to 200% of the PSUs based on achievement of certain targets.
The fair value of the TSR PSUs were derived from a Monte Carlo simulation model that used the following key assumptions:

Valuation date share price	$17.57
Award term (years)	1.92
Volatility	70.62%
Correlation coefficient	0.3508
Average peer group volatility	79.69%
Average peer group correlation coefficient	0.4397
Risk-free interest rate	2.84%
The following table sets forth the outstanding PSUs associated with TSR goal and related activity during the three months ended March 31, 2024:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2023	328,752	$29.15
Forfeited	(46,407)	$29.15
Unvested balance at March 31, 2024	282,345	$29.15
As of March 31, 2024, the Company had $1.2 million of unrecognized stock-based compensation expense related to unvested PSUs expected to be recognized over a remaining weighted-average period of 0.29 years.
2020 Employee Stock Purchase Plan
In June 2020, the Company adopted the Company's 2020 Employee Stock Purchase Plan (the “2020 ESPP”). The 2020 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1 of each calendar year, beginning January 1, 2021, by the least of (1) 1.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, (2) 700,000 shares or (3) such lesser amount as determined by the administrator of the 2020 ESPP, which is the compensation committee of the board of directors of the Company.
Under the 2020 ESPP, eligible employees may purchase shares of our common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The 2020 ESPP provides for a six-month offering period. At the end of the purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of the fair market value at the beginning of the offering period or 85% of the fair market value at the end of the purchase period, subject to tax limitations on the total value of the purchase. The 2020 ESPP is considered a compensatory plan, and the Company recorded $0.1 million and $0.2 million in stock-based compensation expense for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, 68,882 shares of common stock were issued under the 2020 ESPP with 1,336,085 shares remaining available for issuance under the 2020 ESPP. The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for the 2020 ESPP with the following assumptions:

	Three months ended March 31,
	2024	2023
Risk-free interest rate	5.27%	5.20%
Expected term of options (in years)	0.50	0.50
Expected stock price volatility	63.92%	69.15%
Expected dividends	—	—
Stock-Based Compensation Expense
The following table presents the components and classification of stock-based compensation expense for the Company’s stock-based awards for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options and ESPP	$6,358	$4,803
Restricted stock units	3,246	2,606
Performance-based restricted stock units	62	4,514
Total stock-based compensation expense	$9,666	$11,923
Research and development expenses	$3,070	$4,848
General and administrative expenses	$6,596	$7,075
12. Income Taxes
For the three months ended March 31, 2024 and 2023, the Company did not record an income tax provision. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax asset will not be realized. As a result, the Company’s effective tax rate will remain at 0% because there are no estimated or discrete items that would impact the tax provision.
13. Commitments and Contingencies
Purchase Commitments
The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancellable on 30 days’ notice and the obligations under these contracts are largely based on services performed.
14. Leases
New Operating Lease
On September 28, 2023, the Company entered into a lease agreement with HCP BTC, LLC, a Delaware limited liability company (“the Landlord”) for a premise consisting of approximately 100,904 square feet of office and laboratory space located at Oyster Point Blvd, South San Francisco, California (the “Oyster Point Lease”), which the Company intends to use as single unified Company headquarters. The lease term of approximately seven years will start upon the Landlord’s substantial completion of tenant improvements, and may be extended for a period of eight years at then prevailing market rates for a comparable property. Future lease payments are approximately $43.7 million which represent the non-cancellable periods of the lease. We excluded extension options that are not reasonably certain to be exercised from our lease terms. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease term. Additionally, the Company provided a letter of credit to the Landlord in the amount of $1.4 million in connection with the Oyster Point Lease, which has been recognized as restricted cash as at March 31, 2024.
Though the Oyster Point Lease will be accounted for as a single contract, the office space was occupied in March 2024 while the laboratory space is expected to be occupied in the second quarter of 2024. Accordingly, the Company measured and allocated consideration to each lease component as of March 31, 2024. The Company has recognized a right-of-use asset ("ROU") or aggregate lease liability of $23.7 million as at March 31, 2024, discounted at 9.23%, the Company's estimated incremental borrowing rate during the three months ended March 31, 2024.

The undiscounted future non-cancellable lease payments of the Company's operating lease liability as of March 31, 2024 were as follows (in thousands):

Operating Lease
2024 (remainder of the year)	$2,037
2025	2,849
2026	3,537
2027	4,735
2028	5,996
2029 and thereafter	16,718
Total undiscounted lease payments	$35,872
Less: Present value discount	(11,219)
Total operating lease liabilities current	$773
Total operating lease liabilities non-current	$23,880
The weighted-average remaining lease terms and discount rates related to the Company's operating leases were as follows:

	As of March 31, 2024	As of March 31, 2023
Weighted-average remaining lease term (in years)	6.9	2.1
Weighted-average discount rate	9.4%	8.2%
Variable lease costs comprise primarily of the Company's proportionate share of operating expenses, property taxes, and insurance. Short-term lease expense and variable lease payments recorded in operating expenses were immaterial for the three months ended March 31, 2024 and 2023. Lease expenses for each of the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	As of March 31, 2024	As of March 31, 2023
Operating lease costs	$972	$770
Other variable costs	165	243
Total expense	$1,137	$1,013

15. Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of $0.3 million for each of the three months ended March 31, 2024 and 2023, respectively.
16. Net Loss Per Share Attributable to Common Stockholders
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	7,659,860	6,380,591
Restricted stock units	1,201,724	1,168,536
Performance-based restricted stock units*	—	—
Total	8,861,584	7,549,127
*No unvested performance-based restricted stock units are included above as none of the contingently issuable shares would be issued assuming the end of our reporting period was the end of the relevant PSU award contingency period

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Report, as well as our audited financial statements and related notes included in our 2023 10-K. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intention, beliefs and projections. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A of this Report and under Part I, Item 1A of our 2023 10-K. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.
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
Overview
We are a late-stage biopharmaceutical company focused on discovering and developing novel therapies for the treatment of fibrosis and related diseases. Our initial focus is on treating fibrosis by inhibiting integrin-mediated activation of TGF-β. We have applied our deep understanding of fibrosis biology, along with our medicinal chemistry and translational medicine expertise to develop a set of proprietary tools designed to discover and de-risk product candidates quickly and efficiently. Our wholly owned lead product candidate, bexotegrast (PLN-74809), is an oral, small molecule, dual selective inhibitor of αvß6 and αvß1 integrins that we are developing for the treatment of idiopathic pulmonary fibrosis, or IPF, and primary sclerosing cholangitis, or PSC. We are currently conducting a Phase 2b trial in patients with IPF and a Phase 2a trial in patients with PSC. We announced positive data from our Phase 2a INTEGRIS-IPF trial in May 2023. We are currently conducting BEACON-IPF, a 52-week, randomized, double-blind, placebo-controlled Phase 2b trial in patients with IPF. We announced positive interim data from our Phase 2a INTEGRIS-PSC trial in September 2023 and February 2024. We expect to release final data from the INTEGRIS-PSC trial in mid-2024.
In January 2023, we received FDA clearance of investigational new drug application, or IND, for our third clinical program to date, PLN-101095, a dual inhibitor of integrins αvß8 and αvß1 for the treatment of solid tumors that are resistant to immune checkpoint inhibitors. We are currently dosing the third of five dose cohorts in a Phase 1 open label dose-escalation trial of PLN-101095 as monotherapy and in combination with pembrolizumab in patients with solid tumors that are resistant to immune checkpoint inhibitors. Preliminary data could be available as early as late 2024.
Our fourth program, PLN-101325, is in development for treatment of muscular dystrophies, including Duchenne muscular dystrophy. PLN-101325 is a monoclonal antibody designed to act as an allosteric agonist of integrin α7ß1. In the first quarter of 2024 regulatory clearance was received for the conduct of a first-in-human Phase 1 clinical study of PLN-101325 which is anticipated to be initiated in 2024.
Recent Highlights
Bexotegrast Highlights
•Acceleration of bexotegrast development plan with implementation of BEACON-IPF as a pivotal, adaptive Phase 2b/3 trial in patients with idiopathic pulmonary fibrosis (IPF). The adaptive design implementation, based on acceptance by the European Union (EU) and other global health authorities, is expected to significantly shorten bexotegrast’s late-stage development compared to standalone Phase 2b and Phase 3 trials. As part of the adaptive Phase 2b/3 implementation, the Phase 2b portion of BEACON-IPF was upsized from 267 patients to 360 patients. Enrollment is progressing and we expect to complete enrollment of the upsized Phase 2b study in the first quarter of 2025.
•Completion of a 12 week Phase 2a PET imaging trial, measuring the effects of bexotegrast on total lung collagen and forced vital capacity (FVC) in IPF patients. This randomized, double-blind, placebo-controlled trial was conducted at Massachusetts General Hospital. The trial's primary endpoint is the change in total lung collagen in 10 participants with IPF following once-daily treatment with bexotegrast at 160 mg for 12 weeks. Collagen will be evaluated with PET imaging, utilizing a collagen-binding probe. The secondary endpoint is safety and tolerability. Exploratory endpoints include change in FVC, cough severity and fibrosis biomarkers. Conduct of this trial has been completed, with topline data expected in the coming weeks.

•Completion of INTEGRIS-PSC Phase 2a trial in patients with primary sclerosing cholangitis (PSC) with data readout expected mid-year. As previously announced, at a once-daily dose of 320 mg, bexotegrast was well tolerated over 12 weeks of treatment with no drug-related severe or serious adverse events. At the 320 mg dose, bexotegrast reduced both Enhanced Liver Fibrosis (ELF) scores and PRO-C3 levels and showed improvements in hepatocyte function and bile flow by contrast MRI imaging relative to placebo at Week 12. The final 24-week data readout from the 320 mg dose group is expected in mid-2024.
Pipeline Programs
•Muscular dystrophy program cleared for conduct of Phase 1 study. PLN-101325 is a monoclonal antibody designed to act as an allosteric agonist of integrin α7β1. The Company recently received regulatory clearance from Australia's Research Ethics Committee (HREC) for the conduct of a first-in-human Phase 1 clinical study of PLN-101325 which is being developed as a potential treatment for muscular dystrophies, including Duchenne muscular dystrophy (DMD).
•Phase 1 trial of PLN-101095 in solid tumors is progressing with dosing of the third of five cohorts. PLN-101095 is an oral, small molecule, dual selective inhibitor of αvβ8 and αvβ1 integrins designed to block TGF-β activation in the tumor microenvironment. The Company is currently enrolling the third of five cohorts in the Phase 1 open label, dose-escalation trial of PLN-101095 as monotherapy and in combination with pembrolizumab in patients with solid tumors that are resistant to immune checkpoint inhibitors. Preliminary data could be available as early as late 2024.
Corporate Highlights
•Loan facility with Oxford Finance LLC (Oxford), upsized by $50 million to a total of $150 million of available non-dilutive capital. To date, the Company has drawn a total of $30 million from the facility. The remaining funds available under this facility, along with the Company’s March 31, 2024 cash and cash equivalents and short-term investments of $483.9 million are expected to fund Pliant's anticipated operating expenses and capital expenditure requirements through 2026.

Since inception, we have had significant operating losses. Our net loss was $47.0 million and $37.5 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $546.7 million and cash, cash equivalents, and short-term investments of $483.9 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase in connection with our ongoing activities, as we:
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
Components of Operations
Revenue
We have not generated any revenue from product sales and do not expect to do so in the near future. Our revenue to date has been derived from a Collaboration and License Agreement with Novartis, or the "Novartis Agreement," that was executed in 2019.
Under the terms of the Novartis Agreement, we received an upfront license fee payment of $50.0 million for the worldwide, exclusive license to PLN-1474, an αvß1 inhibitor developed by Pliant to target metabolic dysfunction-associated steatohepatitis, or MASH, and an additional $29.0 million upon the achievement of specified research and development milestones. As part of a broad strategic realignment, Novartis has discontinued clinical development in MASH and, as a result, discontinued development of PLN-1474. In February 2023, Novartis issued a termination notice for the collaboration and license agreement, and returned global rights to Pliant for PLN-1474.
Following termination of the Novartis Agreement, we are no longer eligible to receive additional milestone or royalty payments under the arrangement; however, we continued to earn research and development services revenues through the effective termination date of April 18, 2023. We recognized nil and $1.3 million in revenues for performing research and development activities associated with PLN-1474 and integrin research targets in the three months ended March 31, 2024 and 2023, respectively.
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
Interest Expense
Our interest expense is derived from a term loan under the Oxford Loan Agreement that we entered into in May 2022. On March 11, 2024, we entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with the Lender to borrow up to $150.0 million. Borrowings under the Amended Loan Agreement bear interest at a rate per annum equal to 1-month term Secured Overnight Financing Rate (SOFR) plus 5.25%, subject to an agreed upon floor of 8.75%.

Financial Operations Overview
Comparison of the three months ended March 31, 2024 and 2023 (in thousands)

	Three Months Ended March 31,
	2024	2023	$ Change
Revenue	$—	$1,332	$(1,332)
Operating expenses:
Research and development	(37,146)	(29,273)	(7,873)
General and administrative	(15,246)	(14,154)	(1,092)
Total operating expenses	(52,392)	(43,427)	(8,965)
Loss from operations	(52,392)	(42,095)	(10,297)
Interest and other income (expense), net	5,882	4,858	1,024
Interest expense	(445)	(311)	(134)
Net loss	$(46,955)	$(37,548)	$(9,407)

Revenue
The decrease in revenue of $1.3 million is attributable to the termination of the Novartis Agreement that went into effect in April 2023.
Research and development expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change
Employee-related expenses	$12,213	$10,984	$1,229
Outside and consulting services for preclinical studies and research and development activities by third-party contract organizations	4,177	5,399	(1,222)
Clinical trials expenses	15,266	9,073	6,193
Depreciation of lab equipment and costs of equipment and supplies	1,687	1,285	402
Facilities and other allocated expenses	3,796	2,513	1,283
Technology and intellectual property licenses	7	19	(12)
Total research and development expenses	$37,146	$29,273	$7,873
Research and development expenses for the three months ended March 31, 2024 increased $7.9 million, primarily due to BEACON-IPF, a Phase 2b study of bexotegrast in patients with IPF, and employee-related expenses, driven by increased headcount. These costs were partially offset by a decrease in preclinical manufacturing costs associated with activities that were substantially complete in 2023.
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
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2024 increased $1.1 million, primarily attributable to employee-related costs, driven by increased headcount.
We expect our general and administrative expenses to increase for the foreseeable future as we continue to build our administrative function to support our growth in operations.
Interest and Other Income (Expense), net
Interest and other income (expense), net increased $1.0 million, attributable to higher interest income due to increased yields and an increase in short-term investments due to current year financing activities.
Interest Expenses
Our interest expense is derived from a term loan under an Amended and Restated Loan and Security Agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC (the “Lender”), which amended and restated, in its entirety, the Loan and Security Agreement, dated as of May 4, 2022 (as amended, restated, supplemented or otherwise modified prior to the Effective Date, the “Prior Agreement”) with the Lender and which permits us borrow a series of term loans up to an aggregate principal amount of $150.0 million (the “Term Loans”), of which $50.0 million is subject to the Lender’s sole discretion. Borrowings under the Oxford Loan Agreement bear interest at a rate per annum equal to 1-month term Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) plus 5.25%, subject to an agreed upon floor of 8.75%.
Liquidity and Capital Resources
Overview
As of March 31, 2024, we had $483.9 million of cash, cash equivalents and short-term investments. Our short-term investments consist of U.S. Treasury securities, U.S. Government agency securities and highly rated, investment-grade corporate debt securities.

In March 2024 we entered into the Oxford Loan Agreement with Oxford Finance LLC the (or the “Lender” or “Oxford”) which upsized our existing term loan facility to a total size of $150.0 million of available non-dilutive capital. Pursuant to the Oxford Loan Agreement, we drew an additional Term Loan of $20.0 million and may borrow up to $70.0 million at our option upon the satisfaction of certain conditions related to the development of bexotegrast. A further $50.0 million may be made available to us at the sole discretion of Lender. See Note 7 to the Notes to our condensed financial statements of this Report for more information.
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
We believe that our existing capital resources, together with the funds available to us under the Amended Loan Agreement, will be sufficient to fund our anticipated operating expenses and capital expenditure requirements for the next 12 months and through 2026. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned.
During the third quarter of 2021, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may issue and sell shares of common stock in an "at-the-market" offering. In March 2023, we filed a prospectus registering the offer and sale of up to $150.0 million of shares of common stock from time to time pursuant to the Sales Agreement. As of the date of this Report, we have not issued any shares pursuant to any at-the-market offerings, including pursuant to the Sales Agreement, but may do so at a future date
Funding Requirements
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
•the timelines of our clinical trials and the overall costs to conduct and complete the clinical trials, which may be impacted by health epidemics and pandemics, such as COVID-19, or other geopolitical conditions;
•the number and characteristics of product candidates that we develop;
•the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration, or FDA, and other comparable foreign regulatory authorities including but not limited to the European Medicines Agency (EMA), the U.K. Medicines and Healthcare products Regulatory Agency (MHRA);
•whether we enter into any collaboration agreements and the terms of any such agreements;
•the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•the cost of defending any intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
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
•the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; and
•the cost of operating as a public company and the financial impact of current and future laws, regulations and ordinances..

Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development expenditures. If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations and other licensing or royalty arrangements. If we raise capital through additional debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, licensing or royalty arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us.
Cash Flows
Comparison of the three months ended March 31, 2024 and 2023
The following summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(30,271)	$(30,276)
Net cash used in (provided by) investing activities	59,546	(174,208)
Net cash provided by financing activities	21,788	273,326
Net increase in cash and cash equivalents	$51,063	$68,842
Cash Used in Operating Activities
Net cash used in operating activities was consistent year over year. While we experienced an increase in net loss of $9.4 million, this was wholly offset by changes in our operating assets and liabilities plus the receipt of accreted value associated with maturities on our short-term investment portfolio during the quarter.
Cash Used in (Provided by) Investing Activities
Net cash used in investing activities increased year over year was primarily due to purchase of marketable securities exceeding related maturities during the quarter.
Cash Provided by Financing Activities
Net cash provided by financing activities decreased $251.5 million primarily due to net proceeds of $270.3 million from the Company's January 2023 underwritten public offering, which was partially offset by additional Term Loans entered into during the current quarter associated with the Amended Loan agreement.
Contractual Obligations and Other Commitments
Except as mentioned below, there have been no material changes to our contractual obligations and other commitments as of March 31, 2024, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
At March 31, 2024, we had various non-cancelable operating leases for office space and equipment, which expire between March 31, 2024 and March 2031. Refer to Note 13 and 14 in the notes to condensed unaudited financial statements of this Report for a discussion of material obligations and commitments.
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
There have been no material changes to our critical accounting policies and estimates from those described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 10-K.
Recent Accounting Pronouncements
See Note 2 to the Notes to Condensed Unaudited Financial Statements of this Report for more information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash and cash equivalents and short-term investments of $483.9 million as of March 31, 2024 which consisted of bank deposits, highly liquid money market funds and short-term investments in U.S. treasury securities, U.S. government agency securities and corporate debt securities. Under the Amended Loan Agreement, we had a $30.0 million term loan outstanding as of March 31, 2024 which is subject to the movement in interest rates. Due to the short-term maturities of our cash equivalents and short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Our business faces significant risks. If any of the events or circumstances described in the following risks actually occurs, our business may suffer, the trading price of our common stock could decline and our financial condition or results of operations could be harmed. These risks should be read in conjunction with the other information set forth in this Report. The risks and uncertainties described below are not the only ones facing us. There may be additional risks faced by our business.

Other events that we do not currently anticipate or that we currently deem immaterial also may adversely affect our financial condition or results of operations.
RISK FACTORS
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future.
We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing and our prior collaboration with Novartis. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss was $47.0 million and $37.5 million for the three months ended March 31, 2024 and 2023, respectively. Our net loss was $161.3 million and $123.3 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $499.7 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be at least several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to further develop and, if approved, market additional potential product candidates.
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
As of March 31, 2024, we had approximately $483.9 million in cash, cash equivalents, and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses and capital expenditure requirements through 2026. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
Pursuant to the Oxford Loan Agreement, Oxford has been granted a security interest in substantially all of our assets, excluding intellectual property (but including the right to payments and proceeds of intellectual property) and such exclusion of intellectual property is subject to change per the terms of the Oxford Loan Agreement), and a negative pledge on substantially all of our intellectual property, subject to customary exceptions. If an event of default occurs under the Oxford Loan Agreement, Oxford may foreclose on its security interest and liquidate some or all of these assets, which would harm our business, financial condition and results of operations.
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
In addition, if we are unable to comply with certain financial and operating restrictions in the Oxford Loan Agreement, we may be limited in our business activities and access to credit or may default under the Oxford Loan Agreement. Provisions in the Oxford Loan Agreement impose certain restrictions or require prior approval on our ability, and the ability of certain of our subsidiaries to, among other things:
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
•delays in submitting IND applications or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
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
•failure or inability to perform by third party vendors, including vendors foreign jurisdictions including China; and
•the proprietary rights of others and their competing products and technologies that may prevent one of our product candidates from being commercialized.
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
•the willingness or availability of patients to participate in our trials;
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
Regulatory authorities in some jurisdictions, including the United States and other major markets, may designate drugs intended to treat conditions or diseases affecting relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA, may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In order to obtain orphan designation in the European Economic Area (EEA) and the U.K., the product must fulfill certain challenging criteria. Under Article 3 of Regulation (EC) 141/2000 in the EU, and Regulation 50G of the Human Medicines Regulation 2012 in the U.K, a medicinal product may be designated as an orphan medicinal product if it meets the following criteria: (1) such product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either the prevalence of such condition must not be more than five in 10,000 persons in the territory of the EU or U.K. (as applicable) when the application is made, or without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the EU/U.K. to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU/U.K. or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. In the EEA, the grant of the orphan designation does not mean that the product will be granted orphan status at the time it is assessed in parallel with the application for a marketing authorization. The authorities reassess then whether the product still fulfills the criteria for orphan status.
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
We have limited financial and human resources and intend to initially focus on research programs and product candidates for a limited set of indications. As a result, we may forgo or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. In addition, we seek to accelerate our development timelines, including by initiating certain clinical trials of our product candidates, including our adaptive trial, before earlier-stage studies have been completed. This approach may cause us to commit significant resources to prepare for and conduct later-stage trials for one or more product candidates that subsequently fail earlier-stage clinical testing. Therefore, our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities or expend resources on product candidates that are not viable.
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
Healthcare providers, physicians, third-party payors, and other potential referral sources in the United States and elsewhere play a primary role in the distribution, recommendation and prescription of biopharmaceutical products. Arrangements with third-party payors and customers can expose biopharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, as detailed in Part I, Item 1 - Business - Government Regulation - Other Healthcare Laws of our Annual Report on Form 10-K for the year ended December 31, 2023. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, and certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs, remuneration provided to health care professionals and their affiliates, charitable donations, interactions with entities excluded from participation in government healthcare programs, and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.
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
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs, as detailed in Part I, Item 1 – Business – Government Regulation – Current and Future Healthcare Reform Legislation of our

Annual Report on Form 10-K for the year ended December 31, 2023. For example, in August 2022, President Biden signed into law the IRA, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the IRA, imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap patient annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers and payors; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of high spend pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services.
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
At the EU level, the CJEU has recently narrowed the availability of patent term extension for second medical use therefore affecting the scope of patent protection available.
If we do not obtain patent term extension, data exclusivity and orphan exclusivity for any product candidates we may develop, our business may be materially harmed.
Depending upon the timing, duration, and specifics of any FDA or foreign marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, within the EU, regulatory protections afforded to medicinal products such as data exclusivity, marketing protection, market exclusivity for orphan indications and pediatric extensions are currently under review and is likely to be curtailed in future years. On April 26, 2023, the European Commission adopted a proposal for a new Regulation set to replace Regulation (EC) No 726/2004 and a new Directive replacing Directive 2001/83 on the Community Code relating to medicinal products for human use. If made into law, this proposal will revise and replace the existing general pharmaceutical legislation and will affect the existing period of regulatory protection afforded to medicinal products in the European Union and Northern Ireland. If we are unable to obtain patent term extension or the term of any such extension is less than we request, or if data exclusivity or other regulatory protections are reduced, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed. It should be noted that the European Commission’s new proposed legislation, if implemented, will also affect the current EU legal framework of pediatric medicines as well as the framework applicable to patent term extension, also called Supplementary Protection Certificates (SPCs).
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
As of March 31, 2024, we had 158 full-time employees. As our clinical development and commercialization plans and strategies develop, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:
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
Numerous federal and state laws and regulations, including the Health Insurance Portability and Accountability Act (HIPAA) and the Health Information Technology for Economic and Clinical Health Act (HITECH), govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information or personal information. In the course of performing our business we obtain personally identifiable information (PII), including health-related information. Such laws and regulations relating to privacy, data protection, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that varies from one jurisdiction to another and/or may conflict with other laws or regulations. HIPAA establishes national privacy and security standards for the protection of individually identifiable health information, including protected health information (PHI) for certain covered entities, including healthcare providers that submit certain covered transactions electronically, as well as their “business associates.” Penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly depending on the failure and could include civil monetary or criminal penalties. HIPAA also authorizes state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care claim in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. The HHS Office for Civil Rights (OCR) has recently increased its enforcement efforts on compliance with HIPAA, including the security regulations (Security Rule), bringing actions against entities which have failed to implement security measures sufficient to reduce risks to electronic protected health information or to conduct an accurate and thorough risk analysis, among other violations. HIPAA enforcement actions may lead to monetary penalties and costly and burdensome corrective action plans. Moreover, compliance with state laws related to health privacy may cause additional compliance costs. For instance, Washington State recently passed the “My Health My Data Act” which regulates “consumer health data” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” The “My Health My Data Act” provides exemptions for personal data used or shared in research, including data subject to 45 C.F.R. Parts 46, 50, and 56. Nevada also recently enacted a consumer health data privacy bill, and additional states may adopt health-specific privacy laws that could impact our business activities depending on how they are interpreted.
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
Multiple states have followed California to legislate comprehensive privacy laws with data privacy rights. For example, on March 2, 2021, the Virginia Consumer Data Protection Act was signed into law, which went into effect on January 1, 2023, on May 10 2022, the Connecticut Data Privacy Act was signed into law, which went into effect on July 1, 2023, and on July 8, 2021, the Colorado Privacy Act, was signed into law, which went into effect on July 1, 2023. Multiple states have enacted or are considering similar legislation which will go into effect in the coming years, and Congress continues to consider federal privacy legislation. While these proposals and new laws generally include exemptions for HIPAA-covered and clinical trial data, they add layers of complexity to compliance in the U.S. market, and could increase our compliance costs and adversely affect our business.
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

In the EU, the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable) is governed by the EU General Data Protection Regulation 2016/679 (EU GDPR). The U.K. has implemented the EU GDPR as the U.K. GDPR (together with the EU GDPR, the GDPR) which sits alongside the U.K. Data Protection Act 2018. The GDPR has direct effect where an entity is established in the EEA or the U.K. (as applicable) and has extra-territorial effect where an entity established outside of the EEA or the UK processes personal data in relation to the offering of goods or services to individuals in the EEA and/or the UK or the monitoring of their behavior.
The GDPR imposes obligations on controllers, including, among others: (i) accountability and transparency requirements, requiring controllers to demonstrate and record compliance with the GDPR and to provide detailed information to individuals regarding the processing of their personal data (e.g., via ICFs); (ii) requirements to process personal data lawfully including specific requirements for obtaining valid consent where consent is the lawful basis for processing; (iii) obligations to consider data protection when any new products or services are developed and designed (including e.g., to limit the amount of personal data processed); (iv) obligations to comply with individuals’ data protection rights; and (v) an obligation to report certain personal data breaches to the competent data protection authority and affected individuals.
In addition, the EU GDPR prohibits the international transfer of personal data from the EEA to jurisdictions that the European Commission does not recognize as having an ‘adequate’ level of data protection unless a data transfer mechanism has been put in place or a derogation under the EU GDPR can be relied on. In July 2020, the Court of Justice of the EU (CJEU) in its Schrems II judgement limited how organizations could lawfully transfer personal data from the EEA to the U.S. by invalidating the EU-U.S. Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (EU SCCs), including a requirement for companies to carry out a transfer privacy impact assessment (TIA). A TIA, among other things, assesses laws governing access to personal data in the recipient country. On 10 July 2023, the European Commission adopted its Final Implementing Decision granting the U.S. adequacy (Adequacy Decision) for EU-U.S. transfers of personal data for entities self-certified to the new Trans-Atlantic Data Privacy Framework (DPF). Entities relying on EU SCCs for transfers to the U.S. are also able to rely on the analysis in the Adequacy Decision as support for their TIA regarding the equivalence of U.S. national security safeguards and redress.
The U.K. GDPR also imposes similar restrictions on transfers of personal data from the U.K. to jurisdictions that the U.K. Government does not consider adequate, including the US. The U.K. Government has published its own form of the EU SCCs, known as the International Data Transfer Agreement and an International Data Transfer Addendum to the new EU SCCs. The U.K. Information Commissioner’s Office (ICO) has also published its own version of the TIA. Further, on September 21, 2023, the U.K., Secretary of State for Science, Innovation and Technology established a UK-U.S. data bridge (i.e., a U.K. equivalent of the Adequacy Decision) and adopted UK regulations to implement the U.K.-U.S. data bridge (U.K. Adequacy Regulations). Personal data may now be transferred from the UK under the UK-U.S. data bridge through the UK extension to the DPF to organizations self-certified under the UK extension to DPF.
Data protection supervisory authorities have the power under the GDPR to (amongst other things) impose fines for serious breaches of up to the higher of 4% of the organization’s annual worldwide turnover or €20m (under the EU GDPR) or £17.5m (under the U.K. GDPR). Individuals also have a right to compensation, as a result of an organization’s breach of the GDPR which has affected them, for financial or non-financial losses (e.g., distress).
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
We may also face new regulatory costs and challenges that could have an adverse effect on our operations. Since the regulatory framework in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime with respect to the approval of our product candidates in the U.K., now that U.K. legislation may depart from EU legislation. For instance, now the transition period has expired, Great Britain will no longer be covered by the centralized procedure for obtaining an EEA-wide marketing authorization from the EMA and a separate process will be required for authorization of drug products covering the U.K. or Great Britain only. In addition, the MHRA has launched new procedures designed to accelerate the marketing authorization application process including the Innovative Licensing and Access Pathway (ILAP) and the International Recognition Procedure. The ILAP is an accelerated assessment procedure for marketing authorization applications facilitating the early interaction with pricing authorities and HTA bodies which aims to enable companies to enter the U.K. market faster. On January 1, 2024, the MHRA also launched a new International Recognition Procedure for Great Britain (England, Scotland and Wales) marketing authorization applications whereby the MHRA will, when considering such applications, recognize the approval of medicines by trusted reference regulators in Australia, Canada, Switzerland, Singapore, Japan, United States and EU following its own abbreviated assessment. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. and/or EU for our product candidates, which could significantly and materially harm our business.
The TCA allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products. The U.K. Government and the EU recently adopted a new agreement, the “Windsor Framework,” which will amend the Northern Ireland Protocol. According to the Windsor Framework, medicinal products intended for the U.K. market, including Northern Ireland, will be authorized by the MHRA and will bear a “U.K. only” label. This means that medicinal products placed on the market in Northern Ireland will no longer need to be compliant with EU law. These new measures will be implemented on January 1, 2025.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.
.

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

10.3*	Amended and Restated Loan and Security Agreement, by and among the Registrant, the lenders from time to time party thereto and Oxford Finance LLC, dated March 11, 2024.

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Date: May 6, 2024

PLIANT THERAPEUTICS, INC.

By:	/s/ Bernard Coulie
Bernard Coulie, M.D., Ph.D.
President and Chief Executive Officer

By:	/s/ Keith Cummings
Keith Cummings, M.D., M.B.A.
Chief Financial Officer (Principal Financial Officer)