Form 10-Q
period 2024-06-30
PLIANT THERAPEUTICS, INC.
filed 2024-08-07
CIK 1746473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number: 001-39303
PLIANT THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	47-4272481
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
331 Oyster Point Blvd., South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650) 481-6770
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.0001 per share	PLRX	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2024, the registrant had 60,801,425 shares of common stock, $0.0001 par value per share, outstanding.

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
•The success, cost and timing of our product development activities and clinical trials of our lead product candidate, bexotegrast (PLN-74809), including our expectations that the implementation of BEACON-IPF,, a 52-week, randomized, double-blind, placebo-controlled Phase 2b trial in patients with idiopathic pulmonary fibrosis (IPF), as a pivotal adaptive Phase 2b/3 trial design will significantly shorten bexotegrast’s late-stage development compared to standalone Phase 2b and Phase 3 trials, and our other product candidates;
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Pliant Therapeutics, Inc.
Condensed Balance Sheets
(Unaudited)
(In thousands, except number of shares and per share amounts)

	June 30, 2024	*December 31, 2023
Assets
Current assets
Cash and cash equivalents	$80,386	$63,234
Short-term investments	356,221	431,011
Prepaid expenses and other current assets (Note 5)	10,946	11,257
Total current assets	447,553	505,502
Property and equipment, net (Note 4)	5,395	3,567
Operating lease right-of-use assets (Note 14)	28,863	1,211
Restricted cash	1,482	1,482
Other non-current assets	437	392
Total assets	$483,730	$512,154
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,247	$4,531
Accrued research and development	19,383	12,456
Accrued liabilities (Note 6)	8,196	10,219
Operating lease liabilities, current (Note 14)	98	1,318
Total current liabilities	30,924	28,524
Operating lease liabilities, non-current (Note 14)	30,058	—
Long-term debt (Note 7)	30,070	10,054
Total liabilities	91,052	38,578
Commitments and Contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023, and none issued or outstanding at June 30, 2024 and December 31, 2023 (Note 9)	—	—
Common stock, $0.0001 par value per share; 300,000,000 shares authorized at June 30, 2024 and December 31, 2023; and 60,425,144 and 59,921,002 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively; (Note 10)	6	6
Additional paid-in capital	995,846	972,973
Accumulated deficit	(602,557)	(499,748)
Accumulated other comprehensive (loss) gain	(617)	345
Total stockholders’ equity	392,678	473,576
Total liabilities and stockholders’ equity	$483,730	$512,154
*The condensed balance sheet as of December 31, 2023 has been derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these condensed financial statements

Pliant Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$—	$248	$—	$1,580
Operating expenses:
Research and development	(45,617)	(33,002)	(82,763)	(62,275)
General and administrative	(15,022)	(14,574)	(30,268)	(28,728)
Total operating expenses	(60,639)	(47,576)	(113,031)	(91,003)
Loss from operations	(60,639)	(47,328)	(113,031)	(89,423)
Interest and other income (expense), net	5,653	6,455	11,535	11,313
Interest expense	(868)	(319)	(1,313)	(630)
Net loss	$(55,854)	$(41,192)	$(102,809)	$(78,740)
Net loss per share - basic and diluted	$(0.92)	$(0.70)	$(1.71)	$(1.37)
Shares used in computing net loss per share - basic and diluted	60,382,796	59,172,869	60,281,859	57,623,842
Comprehensive loss:
Net loss	$(55,854)	$(41,192)	$(102,809)	$(78,740)
Net unrealized loss on short-term investments	(128)	(910)	(962)	(283)
Total other comprehensive loss	(128)	(910)	(962)	(283)
Comprehensive loss	$(55,982)	$(42,102)	$(103,771)	$(79,023)
The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except number of shares and per share amounts)

			Additional Paid-In Capital	Accumulated Other Comprehensive Gain/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2023	59,921,002	$6	$972,973	$345	$(499,748)	$473,576
Issuance of common stock under benefit plans	397,540	—	1,879	—	—	1,879
Stock-based compensation expense	—	—	9,666	—	—	9,666
Net unrealized loss on short-term investments	—	—	—	(834)	—	(834)
Net loss	—	—	—	—	(46,955)	(46,955)
Balance at March 31, 2024	60,318,542	$6	$984,518	$(489)	$(546,703)	$437,332
Issuance of common stock under benefit plans	106,602	—	684	—	—	684
Stock-based compensation expense	—	—	10,644	—	—	10,644
Net unrealized loss on short-term investments	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	(55,854)	(55,854)
Balance at June 30, 2024	60,425,144	$6	$995,846	$(617)	$(602,557)	$392,678

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

Pliant Therapeutics, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2024	2023
Cash flows from operating activities
Net loss	$(102,809)	$(78,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,135	929
Stock-based compensation expense	20,310	24,969
Non-cash operating lease expense	1,831	1,236
Net amortization (accretion) on short-term investments and debt	944	(6,512)
Changes in operating assets and liabilities:
Accounts receivable	—	403
Prepaid expenses and other current assets	313	(1,809)
Other non-current assets	(45)	—
Accounts payable	(1,369)	738
Accrued liabilities	4,767	5,087
Operating lease liabilities	(645)	(1,336)
Net cash used in operating activities	(75,568)	(55,035)
Cash flows from investing activities
Purchase of short-term investments	(100,897)	(411,096)
Maturity of short-term investments	173,888	214,676
Purchase of property and equipment	(2,743)	(766)
Net cash provided by (used in) investing activities	70,248	(197,186)
Cash flows from financing activities
Proceeds from issuances of common stock under benefit plans	2,563	3,995
Proceeds from term loan, net	19,909	—
Payment of offering costs	—	(759)
Proceeds from sale of common stock in a public offering	—	270,251
Net cash provided by financing activities	22,472	273,487
Net increase in cash and cash equivalents	17,152	21,266
Cash and cash equivalents and restricted cash at beginning of period	64,716	33,685
Cash, cash equivalents and restricted cash at end of period	$81,868	$54,951
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,039	$570
Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	$80,386	$54,951
Restricted cash	1,482	—
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$81,868	$54,951
Supplemental disclosures of noncash investing and financing activities:
Net unrealized loss on short-term investments	$(962)	$(283)
Purchase of property and equipment in accounts payable and accrued liabilities	$220	$10
Supplemental disclosures of cash flow information related to leases:
Right-of-use assets obtained in exchange for new operating lease liabilities	$29,779	$—
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”), for interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the unaudited interim condensed financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company's financial information. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and six months ended June 30, 2024, as compared to the significant accounting policies described in Note 2 of the "Notes to the Financial Statements" in the Company's audited financial statements included in its 2023 10-K.
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

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The Company is currently evaluating the impact of this standard on its disclosures and will adopt the ASU for its 2025 10-K.
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
There were no assets or liabilities recorded at fair value to the condensed balance sheets using Level 3 inputs as of June 30, 2024 and as of December 31, 2023.
The following tables show the Company’s Money Market Funds, U.S. Treasury securities, U.S. government agency securities and corporate debt securities by significant investment category as of June 30, 2024 and December 31, 2023 (in thousands):

		As of June 30, 2024				As of December 31, 2023
		Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Money Market Funds	Level 1	$51,207	$—	$—	$51,207	$57,241	$—	$—	$57,241
U.S. Treasury securities	Level 2	20,687	—	(25)	20,662	27,250	46	(8)	27,288
U.S. Government agency securities	Level 2	114,517	11	(250)	114,278	133,655	563	(132)	134,086
Corporate debt securities	Level 2	235,610	14	(367)	235,257	269,761	213	(337)	269,637
Total financial assets		$422,021	$25	$(642)	$421,404	$487,907	$822	$(477)	$488,252

	As of June 30, 2024				As of December 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Classified as:
Cash equivalents	$65,183	$—	$—	$65,183	$57,241	$—	$—	$57,241
Short-term investments	356,838	25	(642)	356,221	430,666	822	(477)	431,011
Total	$422,021	$25	$(642)	$421,404	$487,907	$822	$(477)	$488,252
The Company may sell certain of its short-term securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.
There were no liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023. The Company evaluates transfers between levels at the end of each reporting period and there have been no transfers between fair value measurement levels during the six months ended June 30, 2024. In addition, there were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2024 and December 31, 2023.
The Company records interest income, accretion income and amortization expense on Money Market Funds and U.S. Treasury, U.S. government agency and corporate debt securities to interest and other income (expense), net in its condensed statement of operations and comprehensive loss.

4. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Laboratory equipment	$10,430	$10,410
Leasehold improvements	2,089	1,663
Furniture and fixtures	1,727	—
Computer equipment and software	812	124
Construction-in-progress	154	52
Total property and equipment, gross	15,212	12,249
Less: Accumulated depreciation	(9,817)	(8,682)
Total property and equipment, net	$5,395	$3,567
Depreciation expense was $0.6 million and $1.1 million for the three and six months ended June 30, 2024, and $0.4 million and $0.9 million for the three and six months ended June 30, 2023, respectively.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Prepaid research and development	$5,902	$3,403
Interest receivable	2,803	2,997
Prepaid licenses	1,088	2,454
Prepaid insurance	412	1,131
Other	741	1,272
Total prepaid expenses and other current assets	$10,946	$11,257
6. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Accrued compensation and benefits	$6,610	$9,042
Other accrued liabilities	1,586	1,177
Total accrued liabilities	$8,196	$10,219
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
The estimated fair value of the term loan as of June 30, 2024 was measured using Level 3 inputs and approximates the carrying value recorded to the balance sheet. The effective interest rate for the term loan is 11.60% and 11.79% for the three and six months ended June 30, 2024 and 12.69% for the three and six months ended June 30, 2023. Interest expense during the three and six months ended June 30, 2024 was $0.9 million and $1.3 million, respectively and during the three and six months ended June 30, 2023 was $0.3 million and $0.6 million, respectively.
Future maturities of debt as of June 30, 2024 are as follows (in thousands):

As of June 30, 2024
2028	$20,000
2029	10,000
Thereafter	—
Total payments	30,000
Less: unamortized debt issuance costs	(182)
Accretion of final payment	252
Total	$30,070
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

Revenues associated with the Novartis Agreement for the three and six months ended June 30, 2024 were nil, and $0.2 million and $1.6 million for the three and six months ended June 30, 2023, respectively, which consisted of revenue generated from research and development services.
9. Preferred Stock
Under the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue two classes of shares: preferred stock and common stock. The preferred stock may be issued in series, and the Company’s board of directors is authorized to determine the rights, preferences, and terms of each series. These rights, preferences and terms could include dividend rights, conversion rights, voting rights, terms of redemptions, liquidation preferences and sinking fund terms. As of June 30, 2024 and December 31, 2023, the Company was authorized to issue 10,000,000 shares of preferred stock and there was no outstanding preferred stock as of June 30, 2024 and December 31, 2023.
10. Common Stock
As of June 30, 2024 and December 31, 2023, the Company was authorized to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. The common stock has the following rights and privileges:
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
Shares reserved for future issuance

	As of June 30, 2024	As of December 31, 2023
Outstanding stock option awards	8,230,237	6,953,487
Vesting of RSUs	1,180,746	874,748
Vesting of PSUs*	155,292	328,752
Shares of common stock available for future grants under the 2020 Stock Option and Incentive Plan	4,153,746	2,882,239
Shares of common stock available for future issuance under the 2020 Employee Stock Purchase Plan	1,336,085	805,756
Shares of common stock available for future issuance under the 2022 Inducement Plan	580,000	700,000
Total shares reserved for future issuance	15,636,106	12,544,982
*PSUs outstanding based on level of achievement of 55% as measured on June 30, 2024.
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
The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for stock option awards with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected volatility	85.58% - 86.46%	81.16% - 81.66%	85.28% - 86.46%	80.97% - 81.66%
Risk-free interest rate	4.17% - 4.60%	3.44% - 3.88%	4.04% - 4.60%	3.42% - 4.18%
Expected dividend	—	—	—	—
Expected term (in years)	5.31 - 6.08	5.31 - 6.07	5.31 - 6.08	5.31 - 6.08
Underlying common stock fair value	$11.51 - $15.36	$22.33 - $26.50	$11.51 - $17.44	$21.94 - $34.65

A summary of option activity under the 2015 Plan and the 2020 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	6,953,487	$17.95	7.70	$32,646
Granted	2,134,869	$15.50
Exercised	(225,175)	$7.25
Forfeited	(632,944)	$17.56
Outstanding as of June 30, 2024	8,230,237	$17.64	7.93	$7,794
Exercisable as of June 30, 2024	3,973,720	$16.65	6.82	$7,306
Vested and expected to vest as of June 30, 2024	8,230,237	$17.64	7.93	$7,794

As of June 30, 2024, there were $53.8 million of unrecognized compensation costs that are expected to be recognized over the weighted-average period of 2.7 years related to stock options. Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of June 30, 2024.
Restricted Stock Units
The service-based condition for restricted stock units (“RSUs”) is generally satisfied over two years or three years. The following table sets forth the outstanding RSUs and related activity for the three and six months ended June 30, 2024.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2023	874,748	$29.85
Granted	594,336	$17.44
Released	(210,085)	$34.65
Forfeited	(78,253)	$26.37
Unvested and outstanding as of June 30, 2024	1,180,746	$22.98
As of June 30, 2024, the Company had $19.1 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 1.8 years.
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
The measurement period for the PSUs associated with TSR concluded on the last trading day of the second quarter 2024 and in July 2024, upon certification of the TSR results by the compensation committee of the board of directors, the award recipients vested in a total of 155,292 shares of common stock, representing 55% achievement. The 155,292 PSUs were outstanding as of June 30, 2024 with a weighted average grant date fair value of $29.15 per share. There were no additional grants, forfeitures or vesting of the PSUs associated with market conditions during the six months ended June 30, 2024.
As of June 30, 2024, the Company had $0.2 million of unrecognized stock-based compensation expense related to outstanding PSUs expected to be recognized over a weighted-average period of 0.1 years.

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
Under the 2020 ESPP, eligible employees may purchase shares of our common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The 2020 ESPP provides for a six-month offering period. At the end of the purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of the fair market value at the beginning of the offering period or 85% of the fair market value at the end of the purchase period, subject to tax limitations on the total value of the purchase. The 2020 ESPP is considered a compensatory plan, and the Company recorded $0.1 million and $0.3 million in stock-based compensation expense for the three and six months ended June 30, 2024 and $0.1 million and $0.3 million for the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2024, 68,882 shares of common stock were issued under the 2020 ESPP with 1,336,085 shares remaining available for issuance under the 2020 ESPP. The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for the 2020 ESPP with the following assumptions:

	Three and Six Months Ended June 30,
	2024	2023
Risk-free interest rate	5.27%	5.20%
Expected term of options (in years)	0.50	0.50
Expected stock price volatility	63.92%	69.15%
Expected dividends	—	—
Stock-Based Compensation Expense
The following table presents the components and classification of stock-based compensation expense for the Company’s stock-based awards for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options and ESPP	$6,287	$5,229	$12,645	$10,032
Restricted stock units	3,314	2,963	6,560	5,569
Performance-based restricted stock units	1,043	4,854	1,105	9,368
Total stock-based compensation expense	$10,644	$13,046	$20,310	$24,969
Research and development expenses	$4,102	$5,294	$7,172	$10,142
General and administrative expenses	$6,542	$7,752	$13,138	$14,827
12. Income Taxes
For the three and six months ended June 30, 2024 and 2023, the Company did not record an income tax provision. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax asset will not be realized. As a result, the Company’s effective tax rate will remain at 0% because there are no estimated or discrete items that would impact the tax provision.
13. Commitments and Contingencies
Purchase Commitments
The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancellable on 30 days’ notice and the obligations under these contracts are largely based on services performed.
14. Leases
New Operating Lease
On September 28, 2023, the Company entered into a lease agreement with HCP BTC, LLC, a Delaware limited liability company (“the Landlord”) for a premise consisting of approximately 100,904 square feet of office and laboratory space located at Oyster Point Blvd, South San Francisco, California (the “Oyster Point Lease”), which the Company intends to use as single unified Company headquarters. The lease term of approximately seven years will start upon the Landlord’s substantial completion of tenant improvements, and may be extended for a period of eight years at then prevailing market rates for a comparable property. Future lease payments are approximately $43.4 million which represent the non-cancellable periods of the lease. We excluded extension options that are not reasonably certain to be exercised from our lease terms. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease term. Additionally, the Company provided a letter of credit to the Landlord in the amount of $1.4 million in connection with the Oyster Point Lease, which has been recognized as restricted cash as of June 30, 2024.
Though the Oyster Point Lease will be accounted for as a single contract, the office space was occupied in March 2024 while the laboratory space was occupied in June 2024. Accordingly, the Company measured and allocated consideration to each lease component. The Company has recognized a right-of-use asset ("ROU") or aggregate lease liability of $29.8 million as of June 30, 2024, weighted average discount of 9.30%, the Company's estimated incremental borrowing rate during the three and six months ended June 30, 2024.

The undiscounted future non-cancellable lease payments of the Company's operating lease liability as of June 30, 2024 were as follows (in thousands):

Operating Lease
2024 (remainder of the year)	$1,305
2025	3,548
2026	4,406
2027	5,898
2028	7,468
2029 and thereafter	20,822
Total undiscounted lease payments	$43,447
Less: Present value discount	(13,291)
Total operating lease liabilities current	$98
Total operating lease liabilities non-current	$30,058
The weighted-average remaining lease terms and discount rates related to the Company's operating leases were as follows:

	Six Months Ended June 30,
	2024	2023
Weighted-average remaining lease term (in years)	6.9	1.1
Weighted-average discount rate	9.3%	13.5%
Variable lease costs comprise primarily of the Company's proportionate share of operating expenses, property taxes, and insurance. Short-term lease expense and variable lease payments recorded in operating expenses were immaterial for the three and six months ended June 30, 2024 and 2023. Lease expenses for each of the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$1,625	$674	$2,597	$1,444
Other variable costs	280	228	445	471
Total expense	$1,905	$902	$3,042	$1,915

15. Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of $0.5 million and $0.8 million for the three and six months ended June 30, 2024 and $0.3 million and $0.6 million for the three and six months ended 2023, respectively.
16. Net Loss Per Share Attributable to Common Stockholders
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	Six Months Ended June 30,
	2024	2023
Options to purchase common stock	8,230,237	6,633,160
Restricted stock units	1,180,746	1,160,986
Performance-based restricted stock units*	155,292	—
Total	9,566,275	7,794,146
*Represents TSR based PSUs outstanding based on level of achievement of 55% as measured on June 30, 2024.

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
Overview
We are a late-stage biopharmaceutical company focused on discovering and developing novel therapies for the treatment of fibrosis and related diseases. Our initial focus is on treating fibrosis by inhibiting integrin-mediated activation of TGF-β. We have applied our deep understanding of fibrosis biology, along with our medicinal chemistry and translational medicine expertise to develop a set of proprietary tools designed to discover and de-risk product candidates quickly and efficiently. Our wholly owned lead product candidate, bexotegrast (PLN-74809), is an oral, small molecule, dual selective inhibitor of αvß6 and αvß1 integrins that we are developing for the treatment of idiopathic pulmonary fibrosis, or IPF, and primary sclerosing cholangitis, or PSC. We announced positive data from our Phase 2a INTEGRIS-IPF trial in May 2023 and positive long-term data from our Phase 2a INTEGRIS-PSC trial in July 2024. We are currently conducting BEACON-IPF, a 52-week, randomized, double-blind, placebo-controlled adaptive Phase 2b/3 trial in patients with IPF.
In January 2023, we received FDA clearance of investigational new drug application, or IND, for our third clinical program to date, PLN-101095, a small molecule, dual selective inhibitor of integrins αvß8 and αvß1 for the treatment of solid tumors that are resistant to immune checkpoint inhibitors. We are currently dosing the third of five dose cohorts in a Phase 1 open label dose-escalation trial of PLN-101095 as monotherapy and in combination with pembrolizumab in patients with solid tumors that are resistant to immune checkpoint inhibitors. Preliminary data is expected in late 2024 or early 2025.
Our fourth program, PLN-101325, is in development for treatment of muscular dystrophies, including Duchenne muscular dystrophy. PLN-101325 is a monoclonal antibody designed to act as an allosteric agonist of integrin α7ß1. In the first quarter of 2024, we received regulatory clearance for the conduct of a first-in-human Phase 1 clinical study of PLN-101325.
Recent Highlights
Bexotegrast Highlights
•Results from a 12-week Phase 2a PET imaging trial of bexotegrast in IPF showed reduced total lung collagen and improved forced vital capacity (FVC), suggesting potential for reversal of fibrosis. Results from this randomized, double-blind, placebo-controlled trial (NCT05621252) showed that bexotegrast at a once-daily dose of 160 mg was well tolerated over 12 weeks of treatment and demonstrated reduced total lung collagen as measured by positron emission tomography (PET) imaging, improvements in FVC and reduced cough severity across all time points compared to placebo. These results provide further support of bexotegrast’s antifibrotic mechanism of action and suggest the potential for reversal of fibrosis.
•Enrollment remains on track in BEACON-IPF, a pivotal adaptive Phase 2b/3 trial of bexotegrast in patients with idiopathic pulmonary fibrosis (IPF). The BEACON-IPF Phase 2b trial is a 52-week, multinational, randomized, dose-ranging, double-blind, placebo-controlled trial evaluating bexotegrast at once-daily doses of 160 mg or 320 mg in 360 patients with IPF. Enrollment is expected to be complete in the first quarter of 2025 with data anticipated in mid-2026.
•INTEGRIS-IPF Phase 2a trial results published in the American Journal of Respiratory and Critical Care Medicine (AJRCCM). Also known as the “Blue Journal”, AJRCCM is a leading peer-reviewed journal published by the American Thoracic Society. The publication Bexotegrast in Patients with Idiopathic Pulmonary Fibrosis: The INTEGRIS-IPF Study reviews the previously reported positive results from the multinational, randomized, double-blind, placebo-controlled INTEGRIS-IPF Phase 2a trial that enrolled 119 patients with IPF.

•Positive long-term data from the INTEGRIS-PSC 320 mg cohort showed bexotegrast was well tolerated up to 40 weeks of treatment and demonstrated continued improvements across multiple fibrotic and cholestatic endpoints. The 24-week Phase 2a data readout from the 320 mg dose group showed bexotegrast was well tolerated up to 40 weeks of treatment and showed improvement in liver stiffness, statistically significant reduction in alkaline phosphatase (ALP) and evidence of continued improvement in hepatocyte function and bile flow. Pliant recently met with U.S. Food and Drug Administration (FDA), with the Agency expressing support for a 52-week, dose-ranging Phase 2b trial employing non-invasive endpoints. Pliant continues to evaluate the best path forward for this program.

Pipeline Programs
•Phase 1 trial of PLN-101095 in solid tumors is progressing with dosing of the third of five cohorts. PLN-101095 is an oral, small molecule, dual selective inhibitor of αvβ8 and αvβ1 integrins designed to block TGF-β activation in the tumor microenvironment. The Company is currently enrolling the third of five cohorts in the Phase 1 open label, dose-escalation trial of PLN-101095 as monotherapy and in combination with pembrolizumab in patients with solid tumors that are resistant to immune checkpoint inhibitors. Preliminary data is expected in late 2024 or early 2025.
•PLN-101325 applications beyond muscular dystrophies. PLN-101325 is a monoclonal antibody that acts as an allosteric agonist of integrin α7β1, currently in development for treatment of muscular dystrophies. Based on preclinical data, PLN-101325 may have the potential to treat additional indications in organ systems outside of muscle. The Company is currently generating additional evidence in support of potential expansion of the scope of PLN-101325 prior to initiating a Phase 1 trial.

Corporate Highlights
•Appointment of Steve Krognes to the Company’s Board of Directors. Mr. Krognes brings over 30 years of financial and corporate strategy experience in leading and guiding life science companies across all stages of development. Most recently, Mr. Krognes served as Chief Financial Officer of Denali Therapeutics.

Since inception, we have had significant operating losses. Our net loss was $55.9 million and $41.2 million for the three months ended June 30, 2024 and 2023, respectively. Our net loss for the six months ended June 30, 2024 and 2023 was $102.8 million and $78.7 million, respectively. As of June 30, 2024, we had an accumulated deficit of $602.6 million and cash, cash equivalents, and short-term investments of $438.1 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase in connection with our ongoing activities, as we:
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
Following termination of the Novartis Agreement, we are no longer eligible to receive additional milestone or royalty payments under the arrangement; however, we continued to earn research and development services revenues through the effective termination date of April 18, 2023. We recognized nil and $0.2 million in revenues for performing research and development activities associated with PLN-1474 and integrin research targets in the three months ended June 30, 2024 and 2023, respectively.
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
Financial Operations Overview
Comparison of the three months ended June 30, 2024 and 2023 (in thousands)

	Three Months Ended June 30,
	2024	2023	$ Change
Revenue	$—	$248	$(248)
Operating expenses:
Research and development	(45,617)	(33,002)	(12,615)
General and administrative	(15,022)	(14,574)	(448)
Total operating expenses	(60,639)	(47,576)	(13,063)
Loss from operations	(60,639)	(47,328)	(13,311)
Interest and other income (expense), net	5,653	6,455	(802)
Interest expense	(868)	(319)	(549)
Net loss	$(55,854)	$(41,192)	$(14,662)

Revenue
The decrease in revenue of $0.2 million is attributable to the termination of the Novartis Agreement that went into effect in April 2023.
Research and development expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change
Employee-related expenses	$12,469	$12,291	$178
Outside and consulting services for preclinical studies and research and development activities by third-party contract organizations	3,838	3,445	393
Clinical trials expenses	24,195	12,993	11,202
Depreciation of lab equipment and costs of equipment and supplies	1,291	1,579	(288)
Facilities and other allocated expenses	3,824	2,659	1,165
Technology and intellectual property licenses	—	35	(35)
Total research and development expenses	$45,617	$33,002	$12,615
Research and development expenses for the three months ended June 30, 2024 increased $12.6 million, primarily due to BEACON-IPF, a Phase 2b study of bexotegrast in patients with IPF, and related manufacturing activities.
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
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2024 increased $0.4 million, primarily due to a marginal increase in professional service expenses.
We expect our general and administrative expenses to increase for the foreseeable future as we continue to build our administrative function to support our growth in operations.
Interest and Other Income (Expense), net
Interest and other income (expense), net increased $0.8 million, attributable to higher interest income due to increased yields on short-term investments.
Interest Expense
Interest expense for the three months ended June 30, 2024 increased $0.5 million due to additional borrowings under the Amended Loan Agreement executed March 11, 2024.

Comparison of the six months ended June 30, 2024 and 2023 (in thousands)

	Six Months Ended June 30,
	2024	2023	$ Change
Revenue	$—	$1,580	$(1,580)
Operating expenses:
Research and development	(82,763)	(62,275)	(20,488)
General and administrative	(30,268)	(28,728)	(1,540)
Total operating expenses	(113,031)	(91,003)	(22,028)
Loss from operations	(113,031)	(89,423)	(23,608)
Interest and other income (expense), net	11,535	11,313	222
Interest expense	(1,313)	(630)	(683)
Net loss	$(102,809)	$(78,740)	$(24,069)
Revenue
The decrease in revenue of $1.6 million is attributable to the termination of the Novartis Agreement that went into effect in April 2023.
Research and development expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change
Employee-related expenses	$24,682	$23,275	$1,407
Outside and consulting services for preclinical studies and research and development activities by third-party contract organizations	8,015	8,844	(829)
Clinical trials expenses	39,461	22,066	17,395
Depreciation of lab equipment and costs of equipment and supplies	2,978	2,864	114
Facilities and other allocated expenses	7,620	5,172	2,448
Technology and intellectual property licenses	7	54	(47)
Total research and development expenses	$82,763	$62,275	$20,488
Research and development expenses for the six months ended June 30, 2024 increased $20.5 million, primarily due to BEACON-IPF, a Phase 2b study of bexotegrast in patients with IPF, employee-related expenses driven by increased headcount, and an increase in depreciation of lab equipment and costs of equipment and supplies. These costs were partially offset by a decrease in preclinical manufacturing costs associated with activities that were substantially complete in 2023, and the Phase 2a clinical trial of bexotegrast in patients with primary sclerosing cholangitis (PSC) has reached its close-out stage in the first quarter of 2024.
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
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2024 increased $1.5 million, primarily attributable to employee-related costs, driven by increased headcount.
We expect our general and administrative expenses to increase for the foreseeable future as we continue to build our administrative function to support our growth in operations.
Interest and Other Income (Expense), net
Interest and other income (expense), net increased $0.2 million, attributable to higher interest income due to increased yields and an increase in short-term investments due to current year financing activities.

Interest Expenses
Interest expense for the six months ended June 30, 2024 increased $0.7 million due to additional borrowings under the Amended Loan Agreement executed March 11, 2024.
Liquidity and Capital Resources
Overview
As of June 30, 2024, we had $438.1 million of cash, cash equivalents and short-term investments. Our short-term investments consist of U.S. Treasury securities, U.S. Government agency securities and highly rated, investment-grade corporate debt securities.
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
We believe that our existing capital resources, together with the funds available to us under the Amended Loan Agreement, will be sufficient to fund our anticipated operating expenses and capital expenditure requirements for the next 12 months and beyond. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned.
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
•the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own; and
•the cost of operating as a public company and the financial impact of current and future laws, regulations and ordinances.
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
Cash Flows
Comparison of the six months ended June 30, 2024 and 2023
The following summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(75,568)	$(55,035)
Net cash provided by (used in) investing activities	70,248	(197,186)
Net cash provided by financing activities	22,472	273,487
Net increase in cash and cash equivalents	$17,152	$21,266
Cash Used in Operating Activities
Net cash used in operating activities increased $20.5 million compared to the six months ended June 30, 2023, driven by an increase in net loss of $24.1 million, which was partially offset by the receipt of accreted value associated with maturities on our short-term investment portfolio during the six months ended June 30, 2024.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities increased over the same period of prior year as maturities of marketable securities exceeded related purchases during the six months ended June 30, 2024, while purchases exceeded maturities during the six months ended June 30, 2023 as a result of the public offering of common stock in January 2023.
Cash Provided by Financing Activities
Net cash provided by financing activities decreased $251.0 million primarily due to net proceeds of $270.3 million from the Company's January 2023 underwritten public offering, which was partially offset by additional Term Loans entered into during the current six months ended June 30, 2024 associated with the Amended Loan agreement.
Contractual Obligations and Other Commitments
Except as mentioned below, there have been no material changes to our contractual obligations and other commitments as of June 30, 2024, as compared to those disclosed in the 2023 10-K.
At June 30, 2024, we had various non-cancelable operating leases for office space and equipment, which expire between June 30, 2024 and June 2031. Refer to Note 13 and 14 in the notes to condensed unaudited financial statements of this Report for a discussion of material obligations and commitments.

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
Recent Accounting Pronouncements
See Note 2 to the Notes to Condensed Unaudited Financial Statements of this Report for more information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash and cash equivalents and short-term investments of $438.1 million as of June 30, 2024 which consisted of bank deposits, highly liquid money market funds and short-term investments in U.S. treasury securities, U.S. government agency securities and corporate debt securities. Under the Amended Loan Agreement, we had a $30.0 million term loan outstanding as of June 30, 2024 which is subject to the movement in interest rates. Due to the short-term maturities of our cash equivalents and short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2024, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing and our prior collaboration with Novartis. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss was $55.9 million and $41.2 million for the three months ended June 30, 2024 and 2023, respectively. Our net loss was $102.8 million and $78.7 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $602.6 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be at least several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to further develop and, if approved, market additional potential product candidates.
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
As of June 30, 2024, we had approximately $438.1 million in cash, cash equivalents, and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses and capital expenditure requirements for the next 12 months and beyond. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
In addition, the standards that the FDA and comparable foreign regulatory authorities use when regulating us require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Although we are initially focusing our efforts on development of small molecule drug products, we are also commencing the development of biological products, including a potential candidate for muscular dystrophies, which could make us subject to additional regulatory requirements. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations or changes in regulatory policy as a result of judicial challenges. Examples of such regulations and changes include future legislation or administrative action, or changes in FDA policy during the period of product development and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop.
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
For example, the new EU Clinical Trials Regulation (EU) No 536/2014 (CTR) has amended the system of approval for clinical trials in the EU and has established a new clinical trials portal and database for application for authorizations, called the Clinical Trials Information System (CTIS). The CTR provides a three-year transition period; by January 31, 2025 all ongoing clinical trials in the EU will be subject to the provisions of the CTR. In addition, on June 18, 2024, new CTIS transparency rules came into effect, requiring scheduled publication of certain key clinical trial information
Successful completion of clinical trials is a prerequisite to submitting a marketing application to the FDA and similar marketing applications to comparable foreign regulatory authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates. We may experience negative or inconclusive results, which may result in our deciding, or our being required by regulators, to conduct additional clinical studies or trials or abandon some or all of our product development programs, which could have a material adverse effect on our business.
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
•we may fail to comply with the deadline for transition to CTIS under the new EU Clinical Trial Regulation
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate to initiate or complete a given clinical trial; and
•the FDA or other comparable foreign regulatory authorities may require us to submit additional data such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial.
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
Additionally, the FDA may modify or enhance trial requirements, which may affect enrollment. For example, in August 2023, the FDA published a guidance document, “Informed Consent, Guidance for IRBs, Clinical Investigators, and Sponsors,” which supersedes past guidance and finalizes draft guidance on informed consent. Further, in December 2023, FDA published a final rule, “Institutional Review Board Waiver or Alteration of Informed Consent for Minimal Risk Clinical Investigations,” which allows exceptions from informed consent requirements when a clinical investigation poses no more than minimal risk to the human subject and includes appropriate safeguards to protect the rights, safety, and welfare of human subjects.The FDA’s new guidance and rulemaking present evolving requirements for informed consent which may affect recruitment and retention of patients in clinical trials. Effects on recruitment and retention of patients may hinder or delay a clinical trial and could cause a significant setback to an applicable program.
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
Although we have received U.S. orphan drug designation for bexotegrast for IPF and PSC indications and EEA orphan drug designation for bexotegrast for IPF and for PSC, we may be unable to obtain and maintain orphan drug designation for our other product candidates and, even if we obtain such designation, we may not be able to realize the benefits of such designation, including potential marketing exclusivity of our product candidates, if approved.
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
The biopharmaceutical industry is subject to extensive regulatory obligations and policies that are subject to change, including due to judicial challenges.
On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA and other agencies with significant oversight of the biopharmaceutical industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.
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
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs, as detailed in Part I, Item 1 – Business – Government Regulation – Current and Future Healthcare Reform Legislation of our Annual Report on Form 10-K for the year ended December 31, 2023. For example, in August 2022, President Biden signed into law the IRA, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the IRA, imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap patient annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers and payors; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of high spend pharmaceutical and biological products that are selected by the Centers for Medicare and Medicaid Services (CMS) and covered under Medicare Parts B and D following a price negotiation process with the agency. For a drug product to be considered a qualifying single source drug that may be selected by CMS for price negotiation under the “maximum fair price” program, at least seven years must have elapsed since the biological product was licensed by the FDA. For a biological product to be considered a qualifying single source drug that may be selected by CMS for price negotiation, at least eleven years must have elapsed since the biological product was licensed by the FDA..
The IRA explicitly excludes from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. Those drugs with multiple orphan designations are not excluded from drug price negotiation. As we are developing bexotegrast in multiple orphan indications, this aspect of the IRA could have a negative impact on our ability to rely on the orphan drug exclusion to the "maximum fair price" program.
Since its enactment, the CMS, has taken steps to implement various drug pricing provisions of the IRA. This includes, without limitation, issuing new guidance on June 30, 2023 detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026 and, on August 29, 2023, releasing the initial list of 10 drugs subject to price negotiations. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry (including orphan drug or small molecule development), several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the U.S. Department of Health and Human Services (HHS), the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. We cannot predict whether the IRA, or any of its component parts, will be overturned, repealed, replaced, or amended nor can we predict the likelihood, nature, or extent of other health reform initiatives that may arise from future legislation, administrative, or other action. However, we expect these initiatives to increase pressure on drug pricing. Further, certain broader legislation that is not targeted to the healthcare industry may nonetheless adversely affect our profitability. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.
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
We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of drugs is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. From January 2025, Regulation No 2021/2282 on Health Technology Assessment (HTA Regulation) will become applicable in the EU. The HTA Regulation intends to foster cooperation among EU member states in assessing health technologies and provide the basis for cooperation at EU level for joint clinical assessments. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. Furthermore, in many European countries (including the U.K.), effective access to the market depends on whether the product obtains a positive recommendation from the relevant health technology assessment body. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.
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
As of June 30, 2024, we had 166 full-time employees. As our clinical development and commercialization plans and strategies develop, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:
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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to continue to grant equity awards to employees, directors, and consultants under our stock incentive plans. In July 2022 and

January 2023, we completed underwritten public offerings of our common stock. In July 2021, we entered into the Sales Agreement with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may issue and sell shares of common stock from time to time. On March 27, 2023, we filed a registration statement on Form S-3 (File No. 333-270862) which included a sales agreement prospectus registering the offer and sale of up to $150.0 million of shares under the Sales Agreement (the Sales Agreement Prospectus). As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.
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
Multiple other states have followed California and enacted comprehensive privacy laws. Additionally multiple states have enacted or are considering similar legislation which will go into effect in the coming years, and Congress continues to consider federal privacy legislation. While these proposals and new laws generally include exemptions for HIPAA-covered and clinical trial data, they add layers of complexity to compliance in the U.S. market, and could increase our compliance costs and adversely affect our business.
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
The TCA allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products. On March 24, 2024, the U.K. Government and the EU adopted the “Windsor Framework,” which amended the Northern Ireland Protocol. According to the Windsor Framework, medicinal products intended for the U.K. market, including Northern Ireland, will be authorized by the MHRA and will bear a “U.K. only” label. This means that medicinal products placed on the market in Northern Ireland will no longer need to be compliant with EU law. These new measures will be implemented on January 1, 2025. The new U.K. Government, elected on July 4, 2024, has committed to implement the Windsor Framework.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.
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
Date: August 7, 2024

PLIANT THERAPEUTICS, INC.

By:	/s/ Bernard Coulie
Bernard Coulie, M.D., Ph.D.
President and Chief Executive Officer

By:	/s/ Keith Cummings
Keith Cummings, M.D., M.B.A.
Chief Financial Officer (Principal Financial Officer)