Form 10-Q
period 2024-09-30
PLIANT THERAPEUTICS, INC.
filed 2024-11-07
CIK 1746473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2024, the registrant had 60,853,623 shares of common stock, $0.0001 par value per share, outstanding.

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
•The success, cost and timing of our product development activities and clinical trials of our lead product candidate, bexotegrast (PLN-74809), including our expectations that the implementation of BEACON-IPF, a 52-week, randomized, double-blind, placebo-controlled Phase 2b trial in patients with idiopathic pulmonary fibrosis (IPF), as a pivotal adaptive Phase 2b/3 trial design will significantly shorten bexotegrast’s late-stage development compared to standalone Phase 2b and Phase 3 trials, and our other product candidates;
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Pliant Therapeutics, Inc.
Condensed Balance Sheets
(Unaudited)
(In thousands, except number of shares and per share amounts)

	September 30, 2024	*December 31, 2023
Assets
Current assets
Cash and cash equivalents	$79,616	$63,234
Short-term investments	324,897	431,011
Prepaid expenses and other current assets (Note 5)	5,518	11,257
Total current assets	410,031	505,502
Property and equipment, net (Note 4)	5,671	3,567
Operating lease right-of-use assets (Note 14)	28,054	1,211
Restricted cash	1,482	1,482
Other non-current assets	427	392
Total assets	$445,665	$512,154
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,890	$4,531
Accrued research and development	23,025	12,456
Accrued liabilities (Note 6)	9,715	10,219
Operating lease liabilities, current (Note 14)	322	1,318
Total current liabilities	39,952	28,524
Operating lease liabilities, non-current (Note 14)	29,752	—
Long-term debt (Note 7)	30,139	10,054
Total liabilities	99,843	38,578
Commitments and Contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized at September 30, 2024 and December 31, 2023, and none issued or outstanding at September 30, 2024 and December 31, 2023 (Note 9)	—	—
Common stock, $0.0001 par value per share; 300,000,000 shares authorized at September 30, 2024 and December 31, 2023; and 60,849,503 and 59,921,002 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively; (Note 10)	6	6
Additional paid-in capital	1,005,288	972,973
Accumulated deficit	(660,320)	(499,748)
Accumulated other comprehensive gain	848	345
Total stockholders’ equity	345,822	473,576
Total liabilities and stockholders’ equity	$445,665	$512,154
*The condensed balance sheet as of December 31, 2023 has been derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these condensed financial statements

Pliant Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$—	$—	$—	$1,580
Operating expenses:
Research and development	(47,754)	(32,339)	(130,517)	(94,614)
General and administrative	(14,260)	(15,346)	(44,528)	(44,074)
Total operating expenses	(62,014)	(47,685)	(175,045)	(138,688)
Loss from operations	(62,014)	(47,685)	(175,045)	(137,108)
Interest and other income (expense), net	5,128	6,515	16,663	17,827
Interest expense	(877)	(317)	(2,190)	(946)
Net loss	$(57,763)	$(41,487)	$(160,572)	$(120,227)
Net loss per share - basic and diluted	$(0.95)	$(0.70)	$(2.66)	$(2.06)
Shares used in computing net loss per share - basic and diluted	60,730,935	59,688,451	60,432,643	58,319,608
Comprehensive loss:
Net loss	$(57,763)	$(41,487)	$(160,572)	$(120,227)
Net unrealized gain on short-term investments	1,465	334	503	51
Total other comprehensive gain	1,465	334	503	51
Comprehensive loss	$(56,298)	$(41,153)	$(160,069)	$(120,176)
The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except number of shares and per share amounts)

			Additional Paid-In Capital	Accumulated Other Comprehensive Gain/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2023	59,921,002	$6	$972,973	$345	$(499,748)	$473,576
Issuance of common stock under benefit plans	397,540	—	1,879	—	—	1,879
Stock-based compensation expense	—	—	9,666	—	—	9,666
Net unrealized loss on short-term investments	—	—	—	(834)	—	(834)
Net loss	—	—	—	—	(46,955)	(46,955)
Balance at March 31, 2024	60,318,542	$6	$984,518	$(489)	$(546,703)	$437,332
Issuance of common stock under benefit plans	106,602	—	684	—	—	684
Stock-based compensation expense	—	—	10,644	—	—	10,644
Net unrealized loss on short-term investments	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	(55,854)	(55,854)
Balance at June 30, 2024	60,425,144	$6	$995,846	$(617)	$(602,557)	$392,678
Issuance of common stock under benefit plans	424,359	—	543	—	—	543
Stock-based compensation expense	—	—	8,899	—	—	8,899
Net unrealized gain on short-term investments	—	—	—	1,465	—	1,465
Net loss	—	—	—	—	(57,763)	(57,763)
Balance at September 30, 2024	60,849,503	$6	$1,005,288	$848	$(660,320)	$345,822

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

Pliant Therapeutics, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2024	2023
Cash flows from operating activities
Net loss	$(160,572)	$(120,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,667	1,377
Stock-based compensation expense	29,209	35,331
Non-cash operating lease expense	2,640	1,833
Net amortization (accretion) on short-term investments and debt	1,945	(10,215)
Changes in operating assets and liabilities:
Accounts receivable	—	1,983
Prepaid expenses and other current assets	5,739	(3,583)
Other non-current assets	(35)	367
Accounts payable	2,358	1,797
Accrued liabilities	9,935	2,082
Operating lease liabilities	(727)	(2,004)
Net cash used in operating activities	(107,841)	(91,259)
Cash flows from investing activities
Purchase of short-term investments	(177,930)	(525,572)
Maturity of short-term investments	282,777	367,499
Purchase of property and equipment	(3,639)	(860)
Net cash provided by (used in) investing activities	101,208	(158,933)
Cash flows from financing activities
Proceeds from issuances of common stock under benefit plans	3,106	4,769
Proceeds from term loan, net of issuance costs	19,909	—
Payment of offering costs	—	(834)
Proceeds from sale of common stock in a public offering	—	270,251
Net cash provided by financing activities	23,015	274,186
Net increase in cash and cash equivalents	16,382	23,994
Cash and cash equivalents and restricted cash at beginning of period	64,716	33,685
Cash, cash equivalents and restricted cash at end of period	$81,098	$57,679
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,850	$864
Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	$79,616	$57,679
Restricted cash	1,482	—
Total cash, cash equivalents, and restricted cash	$81,098	$57,679
Supplemental disclosures of noncash investing and financing activities:
Net unrealized gain on short-term investments	$503	$51
Purchase of property and equipment in accounts payable and accrued liabilities	$132	$—
Supplemental disclosures of cash flow information related to leases:
Right-of-use assets obtained in exchange for new operating lease liabilities	$29,779	$—
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”), for interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the unaudited interim condensed financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company's financial information. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and nine months ended September 30, 2024, as compared to the significant accounting policies described in Note 2 of the "Notes to the Financial Statements" in the Company's audited financial statements included in its 2023 10-K.
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
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of this standard on its disclosures and will adopt the ASU for its 2025 10-K.
3. Financial Instruments
The Company’s short-term investments consist of U.S. Treasury securities, U.S. government agency securities and highly rated, investment-grade corporate debt securities with original maturities beyond three months at the date of purchase. The Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation and such investments represent cash available for current operations. As a result, short-term investments may include securities with maturities beyond twelve months that are classified within current assets in the condensed balance sheets. The Company’s short-term investments classified as available-for-sale are carried at fair market value with unrealized gains or losses recognized in the statements of operations and comprehensive loss.
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
There were no assets or liabilities recorded at fair value to the condensed balance sheets using Level 3 inputs as of September 30, 2024 and as of December 31, 2023.
The following tables show the Company’s short-term investments and cash equivalents by significant investment category as of September 30, 2024 and December 31, 2023 (in thousands):

		As of September 30, 2024				As of December 31, 2023
		Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Money Market Funds	Level 1	$52,660	$—	$—	$52,660	$57,241	$—	$—	$57,241
U.S. Treasury securities	Level 2	16,868	20	—	16,888	27,250	46	(8)	27,288
U.S. Government agency securities	Level 2	88,460	479	(2)	88,937	133,655	563	(132)	134,086
Corporate debt securities	Level 2	224,698	389	(38)	225,049	269,761	213	(337)	269,637
Total financial assets		$382,686	$888	$(40)	$383,534	$487,907	$822	$(477)	$488,252

	As of September 30, 2024				As of December 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Classified as:
Cash equivalents	$58,637	$—	$—	$58,637	$57,241	$—	$—	$57,241
Short-term investments	324,049	888	(40)	324,897	430,666	822	(477)	431,011
Total	$382,686	$888	$(40)	$383,534	$487,907	$822	$(477)	$488,252
There were no liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023. The Company evaluates transfers between levels at the end of each reporting period and there have been no transfers between fair value measurement levels during the nine months ended September 30, 2024. In addition, there were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2024 and December 31, 2023.
The Company records interest income, accretion income and amortization expense on short-term investments to interest and other income (expense), net in its condensed statement of operations and comprehensive loss.

4. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Laboratory equipment	$10,956	$10,410
Leasehold improvements	2,118	1,663
Furniture and fixtures	1,727	—
Computer equipment and software	1,090	124
Construction-in-progress	128	52
Total property and equipment, gross	16,019	12,249
Less: Accumulated depreciation	(10,348)	(8,682)
Total property and equipment, net	$5,671	$3,567
Depreciation expense was $0.5 million and $1.7 million for the three and nine months ended September 30, 2024, and $0.5 million and $1.4 million for the three and nine months ended September 30, 2023, respectively.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Prepaid research and development	$1,823	$3,403
Interest receivable	2,217	2,997
Prepaid licenses	762	2,454
Prepaid insurance	31	1,131
Other	685	1,272
Total prepaid expenses and other current assets	$5,518	$11,257
6. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Accrued compensation and benefits	$8,423	$9,042
Other accrued liabilities	1,292	1,177
Total accrued liabilities	$9,715	$10,219
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
The principal amount outstanding under the Term Loans will accrue interest at a floating per annum rate equal to (i) the greater of (a) 1-month term Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) three and one-half percent (3.50%) plus (ii) five and one-quarter percent (5.25%), subject to an agreed upon floor of 8.75%. Beginning on July 1, 2028, which may be extended to July 1, 2029 (subject to certain conditions set forth in the Amended Loan Agreement), the Company is required to repay the Term Loans in consecutive equal monthly payments of principal, together with applicable interest, in arrears. Interest on the Term Loans is paid on a monthly basis. All unpaid principal and accrued and unpaid interest with respect to each Term Loan will be due and payable in full on March 1, 2029, which may be extended to March 1, 2030 (subject to certain conditions set forth in the Amended Loan Agreement). Accrued interest as of September 30, 2024 and December 31, 2023 is included in other accrued liabilities.
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
The estimated fair value of the Term Loans as of September 30, 2024 were measured using Level 3 inputs and approximates the carrying value recorded to the balance sheet. The effective interest rate for the Term Loans are 11.57% and 11.72% for the three and nine months ended September 30, 2024 and 12.69% for the three and nine months ended September 30, 2023. Interest expense during the three and nine months ended September 30, 2024 was $0.9 million and $2.2 million, respectively and during the three and nine months ended September 30, 2023 was $0.3 million and $0.9 million, respectively.
Future maturities of debt as of September 30, 2024 are as follows (in thousands):

As of September 30, 2024
2028	$20,000
2029	10,000
Thereafter	—
Total payments	30,000
Less: unamortized debt issuance costs	(174)
Accretion of final payment	313
Total	$30,139
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
On February 17, 2023, Novartis exercised its right to terminate the Novartis Agreement. The termination took effect on April 18, 2023, and effective upon the termination, all rights and licenses granted to Novartis under the Novartis Agreement, including PLN-1474, the related investigational new drug (“IND”), and the validated research target, reverted back to us. The payment obligations of Novartis with respect to future milestones, royalties and research and development funding were also terminated.
There were no revenues associated with the Novartis Agreement for the three and nine months ended September 30, 2024. Revenues for the three and nine months ended September 30, 2023 were nil and $1.6 million, respectively, which consisted of revenue generated from research and development services.
9. Preferred Stock
Under the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue two classes of shares: preferred stock and common stock. The preferred stock may be issued in series, and the Company’s board of directors is authorized to determine the rights, preferences, and terms of each series. These rights, preferences and terms could include dividend rights, conversion rights, voting rights, terms of redemptions, liquidation preferences and sinking fund terms. As of September 30, 2024 and December 31, 2023, the Company was authorized to issue 10,000,000 shares of preferred stock and there was no outstanding preferred stock as of September 30, 2024 and December 31, 2023.
10. Common Stock
As of September 30, 2024 and December 31, 2023, the Company was authorized to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. The common stock has the following rights and privileges:
Voting
The holders of shares of common stock are entitled to one vote for each share of common stock held at any meeting of stockholders and at the time of any written action in lieu of a meeting.
Dividends
The holders of shares of common stock are entitled to receive dividends, when declared by the Company’s board of directors. Cash dividends may not be declared or paid to holders of shares of common stock until all unpaid dividends on preferred stock have been paid in accordance with their terms. No dividends have been declared or paid by the Company since its inception. The terms of the Amended Loan Agreement restrict our ability to declare and pay dividends.
Liquidation
Subject to the preferential rights of holders of preferred stock then outstanding, the holders of shares of common stock are entitled to share ratably in the Company’s remaining assets available for distribution to its stockholders in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company.
Shares reserved for future issuance

	As of September 30, 2024	As of December 31, 2023
Outstanding stock option awards	8,255,321	6,953,487
Vesting of RSUs	951,127	874,748
Vesting of PSUs	—	328,752
Shares of common stock available for future grants under the 2020 Stock Option and Incentive Plan	4,250,554	2,882,239
Shares of common stock available for future issuance under the 2020 Employee Stock Purchase Plan	1,294,745	805,756
Shares of common stock available for future grants under the 2022 Inducement Plan	460,000	700,000
Total shares reserved for future issuance	15,211,747	12,544,982
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
In 2022, the board of directors adopted the 2022 Inducement Plan (“Inducement Plan”), under which the Company may grant nonqualified stock options or other awards including stock appreciation rights and restricted stock awards.
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
The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for stock option awards with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected volatility	85.14% - 85.74%	82.66% - 83.22%	85.14% - 86.46%	80.97% - 83.22%
Risk-free interest rate	3.45% - 4.20%	3.95% - 4.38%	3.45% - 4.60%	3.42% - 4.38%
Expected dividend	—	—	—	—
Expected term (in years)	6.01 - 6.07	6.00 - 6.08	5.31 - 6.08	5.31 - 6.08
Underlying common stock fair value	$11.09 - $13.23	$16.01 - $18.80	$11.09 - $17.44	$16.01 - $34.65
A summary of option activity under the 2015 Plan and the 2020 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	6,953,487	$17.95	7.70	$32,646
Granted	2,367,019	$15.12
Exercised	(237,008)	$7.21
Forfeited	(828,177)	$18.60
Outstanding as of September 30, 2024	8,255,321	$17.38	7.68	$8,356
Exercisable as of September 30, 2024	4,328,248	$16.93	6.63	$7,901
Vested and expected to vest as of September 30, 2024	8,255,321	$17.38	7.68	$8,356

As of September 30, 2024, there were $47.2 million of unrecognized compensation costs that are expected to be recognized over the weighted-average period of 2.6 years related to stock options. Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of September 30, 2024.
Restricted Stock Units
The service-based condition for restricted stock units (“RSUs”) is generally satisfied over three years. The following table sets forth the outstanding RSUs and related activity for the nine months ended September 30, 2024.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2023	874,748	$29.85
Granted	599,011	$17.39
Released	(425,979)	$25.93
Forfeited	(96,653)	$24.99
Unvested and outstanding as of September 30, 2024	951,127	$24.25
As of September 30, 2024, the Company had $16.0 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 1.9 years.
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
The measurement period for the PSUs associated with TSR concluded on the last trading day of the second quarter 2024 and in July 2024, upon certification of the TSR results by the compensation committee of the board of directors, the award recipients vested in a total of 155,292 shares of common stock, representing 55% achievement. Such 155,292 shares of common stock were issued to award recipients as of September 30, 2024. There were no outstanding PSUs associated with market conditions as of September 30, 2024.
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
Under the 2020 ESPP, eligible employees may purchase shares of our common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The 2020 ESPP provides for a six-month offering period. At the end of the purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of the fair market value at the beginning of the offering period or 85% of the fair market value at the end of the purchase period, subject to tax limitations on the total value of the purchase. The 2020 ESPP is considered a compensatory plan, and the Company recorded $0.1 million and $0.4 million in stock-based compensation expense for the three and nine months ended September 30, 2024 and $0.1 million and $0.4 million for the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2024, 41,340 and 110,222 shares of common stock, respectively, were issued under the 2020 ESPP with 1,294,745 shares remaining available for issuance under the 2020 ESPP. The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for the 2020 ESPP with the following assumptions:

	Three and Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	4.80% - 5.27%	5.20% - 5.47%
Expected term of options (in years)	0.50	0.50
Expected stock price volatility	50.95% - 63.92%	54.78% - 69.15%
Expected dividends	—	—
Stock-Based Compensation Expense
The following table presents the components and classification of stock-based compensation expense for the Company’s stock-based awards for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options and ESPP	$6,021	$5,498	$18,666	$15,530
Restricted stock units	2,706	2,990	9,266	8,559
Performance-based restricted stock units	172	1,875	1,277	11,242
Total stock-based compensation expense	$8,899	$10,363	$29,209	$35,331
Research and development expenses	$3,599	$4,378	$10,771	$14,520
General and administrative expenses	$5,300	$5,985	$18,438	$20,811
12. Income Taxes
For the three and nine months ended September 30, 2024 and 2023, the Company did not record an income tax provision. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax asset will not be realized. As a result, the Company’s effective tax rate will remain at 0% because there are no estimated or discrete items that would impact the tax provision.
13. Commitments and Contingencies
Purchase Commitments
The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancellable on 30 days’ notice and the obligations under these contracts are largely based on services performed.
14. Leases

New Operating Lease
On September 28, 2023, the Company entered into a lease agreement with HCP BTC, LLC, a Delaware limited liability company (“the Landlord”) for a premises consisting of approximately 100,904 square feet of office and laboratory space located at Oyster Point Blvd, South San Francisco, California (the “Oyster Point Lease”), which is being used as a single unified Company headquarters. The lease term of approximately seven years started in the second quarter of 2024 when the Landlord substantially completed tenant improvements and may be extended for a period of eight years at the then prevailing market rates for a comparable property. Future lease payments are approximately $43.4 million which represent the non-cancellable periods of the lease. We excluded extension options that are not reasonably certain to be exercised from our lease terms. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease term. Additionally, the Company provided a letter of credit to the Landlord in the amount of $1.4 million in connection with the Oyster Point Lease, which is classified as restricted cash as of September 30, 2024.
Though the Oyster Point Lease is accounted for as a single contract, the office space was occupied in March 2024 while the laboratory space was occupied in June 2024. Accordingly, the Company measured and allocated consideration to each lease component. Upon commencement of the second lease component during the quarter ended June 30, 2024, the Company recognized an aggregate right-of-use asset ("ROU") and lease liability of $29.8 million.
The undiscounted future non-cancellable lease payments of the Company's operating lease liability as of September 30, 2024 were as follows (in thousands):

Operating Lease
2024 (remainder of the year)	$527
2025	3,548
2026	4,406
2027	5,898
2028	7,468
2029 and thereafter	20,822
Total undiscounted lease payments	$42,669
Less: Present value discount	(12,595)
Total operating lease liabilities current	$322
Total operating lease liabilities non-current	$29,752
The weighted-average remaining lease terms and discount rates related to the Company's operating leases were as follows:

	Nine Months Ended September 30,
	2024	2023
Weighted-average remaining lease term (in years)	6.7	0.9
Weighted-average discount rate	9.3%	13.3%
Variable lease costs comprise primarily of the Company's proportionate share of operating expenses, property taxes, and insurance. Short-term lease expense and variable lease payments recorded in operating expenses were immaterial for the three and nine months ended September 30, 2024 and 2023. Lease expenses for each of the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$1,531	$698	$4,252	$2,142
Other variable costs	480	130	917	620
Total expense	$2,011	$828	$5,169	$2,762

15. Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of $0.3 million and $1.1 million for the three and nine months ended September 30, 2024 and $0.2 million and $0.8 million for the three and nine months ended 2023, respectively.
16. Net Loss Per Share Attributable to Common Stockholders
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	Nine Months Ended September 30,
	2024	2023
Options to purchase common stock	8,255,321	6,852,652
Restricted stock units	951,127	916,708
Total	9,206,448	7,769,360

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
Overview
We are a late-stage biopharmaceutical company focused on discovering and developing novel therapies for the treatment of fibrosis and related diseases. Our initial focus is on treating fibrosis by inhibiting integrin-mediated activation of TGF-β. We have applied our deep understanding of fibrosis biology, along with our medicinal chemistry and translational medicine expertise to develop a set of proprietary tools designed to discover and de-risk product candidates quickly and efficiently. Our wholly owned lead product candidate, bexotegrast (PLN-74809), is an oral, small molecule, dual selective inhibitor of αvβ6 and αvβ1 integrins that we are developing for the treatment of idiopathic pulmonary fibrosis, or IPF, and primary sclerosing cholangitis, or PSC. We announced positive data from our Phase 2a INTEGRIS-IPF trial in May 2023 and positive long-term data from our Phase 2a INTEGRIS-PSC trial in July 2024. We are currently conducting BEACON-IPF, a 52-week, randomized, double-blind, placebo-controlled adaptive Phase 2b/3 trial in patients with IPF.
In January 2023, we received FDA clearance of investigational new drug application, or IND, for our third clinical program to date, PLN-101095, a small molecule, dual selective inhibitor of integrins αvβ8 and αvβ1 for the treatment of solid tumors that are resistant to immune checkpoint inhibitors. We are currently dosing the third of five dose cohorts in a Phase 1 open label dose-escalation trial of PLN-101095 as monotherapy and in combination with pembrolizumab in patients with solid tumors that are resistant to immune checkpoint inhibitors. Preliminary data is expected in early 2025.
Our fourth program, PLN-101325, is in development for treatment of muscular dystrophies, including Duchenne muscular dystrophy. PLN-101325 is a monoclonal antibody designed to act as an allosteric agonist of integrin α7β1. In the first quarter of 2024, we received regulatory clearance for the conduct of a first-in-human Phase 1 clinical study of PLN-101325.
Third Quarter and Recent Highlights
Bexotegrast Highlights
•Enrollment remains on track in BEACON-IPF, a pivotal adaptive Phase 2b/3 trial of bexotegrast in patients with idiopathic pulmonary fibrosis (IPF). The BEACON-IPF Phase 2b/3 trial is a 52-week, multinational, randomized, dose-ranging, double-blind, placebo-controlled trial evaluating bexotegrast at once-daily doses of 160 mg or 320 mg. The Phase 2b portion of BEACON-IPF will enroll 360 patients with IPF. Enrollment in this portion of this trial is expected to be complete in the first quarter of 2025 with data anticipated in mid-2026.
•Results from Phase 2a PET imaging target engagement trial published in the American Journal of Respiratory and Critical Care Medicine (AJRCCM). Also known as the “Blue Journal,” AJRCCM is a leading peer-reviewed journal published by the American Thoracic Society. The publication reviews the previously reported positive results from an open-label trial in which bexotegrast showed dose-dependent αvβ6 integrin receptor occupancy in lungs of patients with IPF.
Pipeline Programs
•Phase 1 trial of PLN-101095 in solid tumors is progressing with dosing of the third of five cohorts. PLN-101095 is an oral, small molecule, dual selective inhibitor of αvβ8 and αvβ1 integrins designed to block TGF-β activation in the tumor microenvironment. The Company has completed enrollment in the third of five cohorts in the Phase 1 open-label, dose-escalation trial. In this trial, PLN-101095 is being tested as monotherapy and in combination with pembrolizumab in patients with solid tumors that are resistant to immune checkpoint inhibitors. Preliminary data is expected in early 2025.

•PLN-101325 applications beyond muscular dystrophies. PLN-101325 is a monoclonal antibody that acts as an allosteric agonist of integrin α7β1, currently in development for treatment of muscular dystrophies. The Company is currently generating additional evidence in support of potential expansion of the scope of PLN-101325 prior to initiating a Phase 1 trial.
Corporate Highlights
•Appointment of Gary Palmer, M.D. as Senior Vice President of Medical Affairs. Dr. Palmer brings over 25 years of global leadership experience in medical affairs from biopharmaceutical companies of various sizes and stages, and across multiple therapeutic areas including pulmonary medicine, immunology and neurology. Most recently, Dr. Palmer served as Senior Vice President of Global Medical Affairs, Immunology and Neuroscience at Bristol Myers Squibb.

Since inception, we have had significant operating losses. Our net loss was $57.8 million and $41.5 million for the three months ended September 30, 2024 and 2023, respectively. Our net loss for the nine months ended September 30, 2024 and 2023 was $160.6 million and $120.2 million, respectively. As of September 30, 2024, we had an accumulated deficit of $660.3 million and cash, cash equivalents, and short-term investments of $406.0 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase in connection with our ongoing activities, as we:
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
Under the terms of the Novartis Agreement, we received an upfront license fee payment of $50.0 million for the worldwide, exclusive license to PLN-1474, an αvβ1 inhibitor developed by Pliant to target metabolic dysfunction-associated steatohepatitis, or MASH, and an additional $29.0 million upon the achievement of specified research and development milestones. As part of a broad strategic realignment, Novartis has discontinued clinical development in MASH and, as a result, discontinued development of PLN-1474. In February 2023, Novartis issued a termination notice for the collaboration and license agreement, and returned global rights to Pliant for PLN-1474.
Following termination of the Novartis Agreement, we are no longer eligible to receive additional milestone or royalty payments under the arrangement; however, we continued to earn research and development services revenues through the effective termination date of April 18, 2023. There were no revenues for performing research and development activities associated with PLN-1474 and integrin research targets in the three months ended September 30, 2024 and 2023, respectively.
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

Financial Operations Overview
Comparison of the three months ended September 30, 2024 and 2023 (in thousands)

	Three Months Ended September 30,
	2024	2023	$ Change
Revenue	$—	$—	$—
Operating expenses:
Research and development	(47,754)	(32,339)	(15,415)
General and administrative	(14,260)	(15,346)	1,086
Total operating expenses	(62,014)	(47,685)	(14,329)
Loss from operations	(62,014)	(47,685)	(14,329)
Interest and other income (expense), net	5,128	6,515	(1,387)
Interest expense	(877)	(317)	(560)
Net loss	$(57,763)	$(41,487)	$(16,276)
Research and development expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change
Employee-related expenses	$12,386	$11,844	$542
Outside and consulting services for preclinical studies and research and development activities by third-party contract organizations	4,560	2,555	2,005
Clinical trials expenses	25,027	14,066	10,961
Depreciation of lab equipment and costs of equipment and supplies	1,511	1,366	145
Facilities and other allocated expenses	4,269	2,494	1,775
Technology and intellectual property licenses	1	14	(13)
Total research and development expenses	$47,754	$32,339	$15,415

Research and development expenses for the three months ended September 30, 2024 increased $15.4 million, primarily due to BEACON-IPF, a Phase 2b/3 study of bexotegrast in patients with IPF, and related manufacturing activities.
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
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2024 decreased $1.1 million, primarily due to a decrease in professional service expenses.
We expect our general and administrative expenses to increase for the foreseeable future as we continue to build our administrative function to support our growth in operations.
Interest and Other Income (Expense), net
Interest and other income (expense), net decreased $1.4 million, attributable to lower investment balances due to continued funding of operating activities.
Interest Expense
Interest expense for the three months ended September 30, 2024 increased $0.6 million due to additional borrowings under the Amended Loan Agreement executed March 11, 2024.

Comparison of the nine months ended September 30, 2024 and 2023 (in thousands)

	Nine Months Ended September 30,
	2024	2023	$ Change
Revenue	$—	$1,580	$(1,580)
Operating expenses:
Research and development	(130,517)	(94,614)	(35,903)
General and administrative	(44,528)	(44,074)	(454)
Total operating expenses	(175,045)	(138,688)	(36,357)
Loss from operations	(175,045)	(137,108)	(37,937)
Interest and other income (expense), net	16,663	17,827	(1,164)
Interest expense	(2,190)	(946)	(1,244)
Net loss	$(160,572)	$(120,227)	$(40,345)
Revenue
The decrease in revenue of $1.6 million is attributable to the termination of the Novartis Agreement that went into effect in April 2023.
Research and development expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change
Employee-related expenses	$37,068	$35,119	$1,949
Outside and consulting services for preclinical studies and research and development activities by third-party contract organizations	12,576	11,399	1,177
Clinical trials expenses	64,487	36,132	28,355
Depreciation of lab equipment and costs of equipment and supplies	4,490	4,230	260
Facilities and other allocated expenses	11,889	7,666	4,223
Technology and intellectual property licenses	7	68	(61)
Total research and development expenses	$130,517	$94,614	$35,903
Research and development expenses for the nine months ended September 30, 2024 increased $35.9 million, primarily due to BEACON-IPF, a Phase 2b/3 study of bexotegrast in patients with IPF, employee-related expenses driven by increased headcount, increased facilities & other allocated expenses related to the new leased premise at Oyster Point and other consultancy services supporting research and development activities.
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
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2024 increased $0.5 million, primarily attributable to employee-related costs, driven by increased headcount.
We expect our general and administrative expenses to increase for the foreseeable future as we continue to build our administrative function to support our growth in operations.
Interest and Other Income (Expense), net
Interest and other income (expense), net decreased $1.2 million, attributable to lower investment balances due to continued funding of operating activities.
Interest Expenses
Interest expense for the nine months ended September 30, 2024 increased $1.2 million due to additional borrowings under the Amended Loan Agreement executed March 11, 2024.
Liquidity and Capital Resources
Overview
As of September 30, 2024, we had $406.0 million of cash, cash equivalents and short-term investments. Our short-term investments consist of U.S. Treasury securities, U.S. Government agency securities and highly rated, investment-grade corporate debt securities.
In March 2024 we entered into an Amended Loan Agreement with Oxford Finance LLC (or the “Lender” or “Oxford”) which upsized our existing Term Loan facility to a total size of $150.0 million of available non-dilutive capital. Pursuant to the Amended Loan Agreement, we drew an additional Term Loan of $20.0 million and may borrow up to $70.0 million at our option upon the satisfaction of certain conditions related to the development of bexotegrast. A further $50.0 million may be made available to us at the sole discretion of Lender. See Note 7 to the Notes to our condensed financial statements of this Report for more information.
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
We believe that our existing capital resources will be sufficient to fund our anticipated operating expenses and capital expenditure requirements for the next 12 months and beyond. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned.

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
Cash Flows
Comparison of the nine months ended September 30, 2024 and 2023
The following summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(107,841)	$(91,259)
Net cash provided by (used in) investing activities	101,208	(158,933)
Net cash provided by financing activities	23,015	274,186
Net increase in cash and cash equivalents	$16,382	$23,994
Cash Used in Operating Activities
Net cash used in operating activities increased $16.6 million compared to the nine months ended September 30, 2023, driven by an increase in net loss of $40.3 million, which was partially offset by the receipt of accreted value upon maturities of short-term investment portfolio during the nine months ended September 30, 2024.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities increased over the same period of prior year as maturities of marketable securities exceeded related purchases during the nine months ended September 30, 2024, while purchases exceeded maturities during the nine months ended September 30, 2023 as a result of the public offering of common stock in January 2023.
Cash Provided by Financing Activities
Net cash provided by financing activities decreased $251.2 million primarily due to net proceeds of $270.3 million from the Company's January 2023 underwritten public offering, which was partially offset by additional Term Loans entered into during the current nine months ended September 30, 2024 associated with the Amended Loan Agreement.
Contractual Obligations and Other Commitments
Except as mentioned below, there have been no material changes to our contractual obligations and other commitments as of September 30, 2024, as compared to those disclosed in the 2023 10-K.
At September 30, 2024, we had various non-cancelable operating leases for office space and equipment, which expire between September 30, 2024 and June 2031. Refer to Note 13 and 14 in the notes to condensed unaudited financial statements of this Report for a discussion of material obligations and commitments.

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
Recent Accounting Pronouncements
See Note 2 to the Notes to Condensed Unaudited Financial Statements of this Report for more information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash and cash equivalents and short-term investments of $406.0 million as of September 30, 2024 which consisted of bank deposits, highly liquid money market funds and short-term investments in U.S. treasury securities, U.S. government agency securities and corporate debt securities. Under the Amended Loan Agreement, we had a $30.0 million term loan outstanding as of September 30, 2024 which is subject to the movement in interest rates. Due to the short-term maturities of our cash equivalents and short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing and our prior collaboration with Novartis. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss was $57.8 million and $41.5 million for the three months ended September 30, 2024 and 2023, respectively. Our net loss was $160.6 million and $120.2 million for the nine months ended

September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $660.3 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be at least several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to further develop and, if approved, market additional potential product candidates.
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
As of September 30, 2024, we had approximately $406.0 million in cash, cash equivalents, and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses and capital expenditure requirements for the next 12 months and beyond.

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
We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our Amended and Restated Loan and Security Agreement with Oxford Finance LLC (Amended Loan Agreement), or potentially pursuant to new arrangements with different lenders. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. However, we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also may be required to seek collaborators for any of our product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Market volatility resulting from challenging financial markets factors, including the effects of health epidemics and pandemics, such as the COVID-19 pandemic, could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.
Covenants and other provisions in the Amended Loan Agreement restrict our business and operations in many ways, and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. In addition, our operations may not provide sufficient cash to meet the repayment obligations of our debt incurred under the Amended Loan Agreement.
Pursuant to the Amended Loan Agreement, Oxford has been granted a security interest in substantially all of our assets, excluding intellectual property (but including the right to payments and proceeds of intellectual property) and such exclusion of intellectual property is subject to change per the terms of the Amended Loan Agreement), and a negative pledge on substantially all of our intellectual property, subject to customary exceptions. If an event of default occurs under the Amended Loan Agreement, Oxford may foreclose on its security interest and liquidate some or all of these assets, which would harm our business, financial condition and results of operations.
In the event of a default in connection with our bankruptcy, insolvency, liquidation, or reorganization, Oxford would have a prior right to substantially all of our assets to the exclusion of our general unsecured creditors. Only after satisfying the claims of Oxford and any unsecured creditors would any amount be available for our equity holders.
The pledge of these assets and other restrictions imposed in the Amended Loan Agreement may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged to secure the Amended Loan Agreement obligations, our ability to incur additional indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.
In addition, if we are unable to comply with certain financial and operating restrictions in the Amended Loan Agreement, we may be limited in our business activities and access to credit or may default under the Amended Loan Agreement. Provisions in the Amended Loan Agreement impose certain restrictions or require prior approval on our ability, and the ability of certain of our subsidiaries to, among other things:
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
The Amended Loan Agreement also contains other customary covenants. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default, which, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the Amended Loan Agreement and would require us to pay all amounts outstanding. If the maturity of our indebtedness is accelerated, we may not have sufficient funds then available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all. Our failure to repay our obligations under the Amended Loan Agreement would result in Oxford foreclosing on all or a portion of our assets, which could force us to curtail or cease our operations.
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
•general market conditions or extraordinary external events, such as recessions or the effects of health epidemics and pandemics, such as the COVID-19 pandemic;
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
For example, the new EU Clinical Trials Regulation (EU) No 536/2014 (CTR) has amended the system of approval for clinical trials in the EU and has established a new clinical trials portal and database for application for authorizations, called the Clinical Trials Information System (CTIS). The CTR provides a three-year transition period; by January 31, 2025 all ongoing clinical trials in the EU will be subject to the provisions of the CTR. In addition, on June 18, 2024, new CTIS transparency rules came into effect, requiring scheduled publication of certain key clinical trial information.
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
Additionally, the FDA may modify or enhance trial requirements, which may affect enrollment. For example, in August 2023, the FDA published a guidance document, “Informed Consent, Guidance for IRBs, Clinical Investigators, and Sponsors,” which supersedes past guidance and finalizes draft guidance on informed consent. Further, in December 2023, FDA published a final rule, “Institutional Review Board Waiver or Alteration of Informed Consent for Minimal Risk Clinical Investigations,” which allows exceptions from informed consent requirements when a clinical investigation poses no more than minimal risk to the human subject and includes appropriate safeguards to protect the rights, safety, and welfare of human subjects. The FDA’s new guidance and rulemaking present evolving requirements for informed consent which may affect recruitment and retention of patients in clinical trials. Effects on recruitment and retention of patients may hinder or delay a clinical trial and could cause a significant setback to an applicable program.
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
Further, the FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining when or whether marketing approval will be obtained for any of our product candidates. Our product candidates may not be approved even if they achieve their primary endpoints in future Phase 3 clinical trials or registrational trials. The FDA or comparable foreign regulatory authorities may disagree with our trial designs and our interpretation of data from preclinical studies or clinical trials. Further, requirements regarding clinical trial data may evolve. In June 2023, the FDA published draft guidance, which seeks to unify standards for clinical trial data for International Council for Harmonisation of Technical Requirements of Pharmaceuticals for Human Use or ICH member countries and regions. Changes to data requirements may cause the FDA or comparable foreign regulatory authorities to disagree with data from preclinical studies or clinical trials, and may require further studies.
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
Regulatory authorities in some jurisdictions, including the United States and other major markets, may designate drugs intended to treat conditions or diseases affecting relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA, may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In order to obtain orphan designation in the European Economic Area (EEA) and the U.K., the product must fulfill certain challenging criteria. Under Article 3 of Regulation (EC) 141/2000 in the EU, and Regulation 50G of the Human Medicines Regulation 2012 in the U.K., a medicinal product may be designated as an orphan medicinal product if it meets the following criteria: (1) such product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either the prevalence of such condition must not be more than five in 10,000 persons in the territory of the EU or U.K. (as applicable) when the application is made, or without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the EU/U.K. to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU/U.K. or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. In the EEA, the grant of the orphan designation does not mean that the product will be granted orphan status at the time it is assessed in parallel with the application for a marketing authorization. The authorities reassess then whether the product still fulfills the criteria for orphan status.
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
There are a number of biopharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of fibrosis. Companies that we are aware of that are targeting the treatment of various fibrosis indications through inhibiting various parts of the TGF-β pathway include companies with significant financial resources such as AbbVie Inc., AstraZeneca plc, Bristol Myers Squibb Co., Corbus Pharmaceutical, Merck & Co., Inc., Eli Lilly and Company, Novartis AG, Scholar Rock, Inc., and Takeda Pharmaceutical Company.
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
Since its enactment, CMS has taken a number of steps to implement various drug pricing provisions of the IRA. This includes, without limitation, issuing guidance detailing the requirements and parameters of the price negotiation process for products subject to the “maximum fair price” program under the CMS has also released the initial list of 10 drugs that were subject to the first round of price negotiations under the program and subsequently announced the negotiated prices that will apply for such products in price applicability year 2026. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry (including orphan drug or small molecule development), several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the U.S. Department of Health and Human Services (HHS), the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. We cannot predict whether the IRA, or any of its component parts, will be overturned, repealed, replaced, or amended nor can we predict the likelihood, nature, or extent of other health reform initiatives that may arise from future legislation, administrative, or other action. However, we expect these initiatives to increase pressure on drug pricing. Further, certain broader legislation that is not targeted to the healthcare industry may nonetheless adversely affect our profitability. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.
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
The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.
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
Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2037 through 2045, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO, EPO or other relevant foreign patent offices will grant any of these patent applications.
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
We rely on third-party contract manufacturers to manufacture our product candidates for preclinical studies and clinical trials. We do not own manufacturing facilities for producing any clinical trial product supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices, including due to severe weather events, natural disasters or challenging macroeconomic conditions, including the effects of health epidemics and pandemics, such as COVID-19. In addition, we rely on vendors in foreign jurisdictions, including China for our clinical drug supply for bexotegrast. If this supply is interrupted for business or geopolitical reasons, the development of bexotegrast could be materially delayed. In particular, any replacement of our manufacturers could require significant time, effort and expertise because there may be a limited number of qualified replacements and the process to transfer technology and initiate manufacturing is complex and time consuming.
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
We expect to continue to rely on third-party manufacturers if we receive regulatory approval for bexotegrast or any other product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third-parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:
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
As of September 30, 2024, we had 166 full-time employees. As our clinical development and commercialization plans and strategies develop, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:
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
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to fund the development, operation and growth of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Furthermore, the Amended Loan Agreement contains, and future debt or other financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock.
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
Pursuant to our bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws; (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or (v) any action asserting a claim governed by the internal affairs doctrine, or (vi) any other action asserting an “internal corporate claim” as defined in Section 115 of the DGCL, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein, or the Delaware forum provision. This exclusive forum provision will not apply to any causes of action arising under the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Unless we consent in writing to the selection of an alternate forum, the federal district courts shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the federal forum provision. In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware forum provision and the federal forum provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
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
Numerous federal and state laws and regulations, including the Health Insurance Portability and Accountability Act (HIPAA) and the Health Information Technology for Economic and Clinical Health Act (HITECH), govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information or personal information. In the course of performing our business we obtain personally identifiable information (PII), including health-related information. Such laws and regulations relating to privacy, data protection, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that varies from one jurisdiction to another and/or may conflict with other laws or regulations. HIPAA establishes national privacy and security standards for the protection of individually identifiable health information, including protected health information (PHI) for certain covered entities, including healthcare providers that submit certain covered transactions electronically, as well as their “business associates.” Penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly depending on the failure and could include civil monetary or criminal penalties. HIPAA also authorizes state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care claim in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. The HHS Office for Civil Rights (OCR) has recently increased its enforcement efforts on compliance with HIPAA, including the security regulations (Security Rule), bringing actions against entities which have failed to implement security measures sufficient to reduce risks to electronic protected health information or to conduct an accurate and thorough risk analysis, among other violations. HIPAA enforcement actions may lead to monetary penalties and costly and burdensome corrective action plans. Moreover, compliance with state laws related to health privacy may cause additional compliance costs. For instance, Washington State recently passed the “My Health My Data Act” which regulates “consumer health data” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” The “My Health My Data Act” provides exemptions for personal data used or shared in research, including data subject to 45 C.F.R. Parts 46, 50, and 56. Nevada also enacted a consumer health data privacy bill, and additional states may adopt health-specific privacy laws that could impact our business activities depending on how they are interpreted.
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
California passed the California Consumer Protection Act of 2018, or the CCPA, which went into effect in January 2020 and provides data privacy rights for consumers and operational requirements for companies. In addition, the CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020, or the CPRA, became operative. The CCPA, and its later amendments through the CPRA, gives California residents expanded data privacy rights, such as rights to access and delete their personal information, opt out of certain personal information sharing, and the ability to limit use of certain sensitive personal information in certain contexts, among other privacy right. Failure to comply with the CCPA risks regulatory fines, and the CCPA grants a private right of action and statutory damages for an unauthorized access and exfiltration, theft, or disclosure of certain types of personal information resulting from the company’s violation of a duty to maintain reasonable security procedures and practices. The CCPA also provides authority to the California Attorney General to seek civil penalties for intentional violations of the CCPA, and the CPRA established a new California Privacy Protection Agency to implement the law through additional regulations and enforcement. While there is currently an exception for protected health information that is subject to HIPAA and other personal information subject to clinical trial regulations, as currently written, the CCPA may impact certain of our business activities. Additionally, this exception does not apply to the private cause of action afforded to individuals for information security incidents. Compliance with the CCPA may increase our compliance costs and potential liability, and impact our business activities depending on how it is interpreted. In the interim, implementing the evolving CPRA regulations will require additional investment in compliance programs and potential modifications to business processes.
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
Additionally, the Federal Trade Commission (FTC) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination and security of health-related and other personal information and in particular health information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5 of the FTC Act. Additionally, the FTC published an advance notice of proposed rulemaking in 2022 on commercial surveillance and data security, and may implement new trade regulation rules or other regulatory alternatives concerning the ways in which companies (1) collect, aggregate, protect, use, analyze, and retain consumer data, as well as (2) transfer, share, sell, or otherwise monetize that data in ways that the Commission asserts are unfair or deceptive in the coming years.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials costlier to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, due to factors including the effects of health epidemics and pandemics, such as COVID-19, geopolitical events, such as the Russian invasion of Ukraine, the Israel-Hamas conflict and related global escalation of geopolitical tensions, inflationary pressures and interest rate volatility could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our suppliers, some of which are located outside of the United States, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On August 26, 2024, Mike Ouimette, our General Counsel, adopted a trading plan, or the Ouimette 10b5-1 Sales Plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Under the Ouimette 10b5-1 Sales Plan, which goes into effect on January 2, 2025, an aggregate of 40,000 shares of the Company’s common stock (such aggregate amount, which may be reduced by any shares sold prior pursuant to a prior trading plan adopted by Mr. Ouimette on October 4, 2023 and prior to initiation of sales pursuant to the Ouimette 10b5-1 Sales Plan) and up to 100% of net shares Mr. Ouimette may receive from the vesting of certain outstanding RSU awards from time to time (the “Ouimette Authorized Shares”) may be sold. Due to vesting conditions of the awards and the number of shares withheld for taxes, to be determined only on the vesting date and market conditions, the number of shares actually sold under the Ouimette 10b5-1 Sales Plan may be less than the maximum number of shares that can be sold. The Ouimette 10b5-1 Sales Plan, which was entered into during an open trading window under the Company’s insider trading policy, will be in effect until the earlier of (1) December 31, 2025, or (2) the date on which all Ouimette Authorized Shares have been sold under the Ouimette 10b5-1 Sales Plan.
On September 26, 2024, Keith Cummings, our Chief Financial Officer, adopted a trading plan, or the Cummings 10b5-1 Sales Plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Under the Cummings 10b5-1 Sales Plan, which goes into effect on December 26, 2024, an aggregate of 91,434 shares of the Company’s common stock may be sold (such aggregate amount, which may be reduced by any shares sold prior pursuant to a prior trading plan adopted by Dr. Cummings on June 13, 2023 and prior to initiation of sales pursuant to the Cummings 10b5-1 Sales Plan, the “Cummings

Authorized Shares”). The Cummings 10b5-1 Sales Plan, which was entered into during an open trading window under the Company’s insider trading policy, will be in effect until the earlier of (1) December 12, 2025, or (2) the date in which all Cummings Authorized Shares have been sold under the Cummings 10b5-1 Sales Plan.
Item 6. Exhibits.

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s quarterly report on Form 10-Q (File No. 001-39303) filed on August 11, 2020).

3.2
Third Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39303) filed on September 27, 2024).

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
____________________________
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
Date: November 7, 2024

PLIANT THERAPEUTICS, INC.

By:	/s/ Bernard Coulie
Bernard Coulie, M.D., Ph.D.
President and Chief Executive Officer

By:	/s/ Keith Cummings
Keith Cummings, M.D., M.B.A.
Chief Financial Officer (Principal Financial Officer)