Form 10-K
period 2024-12-31
PLIANT THERAPEUTICS, INC.
filed 2025-03-03
CIK 1746473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
331 Oyster Point Boulevard
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2024, was $607,605,287.
The number of shares of Registrant’s Common Stock outstanding as of February 21, 2025 was 61,236,291.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K

i

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
•The success, cost and timing of our product development activities, preclincal and clinical trials of our product candidates;
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
•We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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

PART I
Item 1. Business
Overview
We are a late-stage biopharmaceutical company focused on discovering and developing novel therapies for the treatment of fibrosis and related diseases. Our initial focus is on treating fibrosis by inhibiting integrin-mediated activation of TGF-β. We have applied our deep understanding of fibrosis biology, along with our medicinal chemistry and translational medicine expertise to develop a set of proprietary tools designed to discover and de-risk product candidates quickly and efficiently. Our wholly owned lead product candidate, bexotegrast, is an oral, small molecule, dual selective inhibitor of αvβ6 and αvβ1 integrins. We have recently discontinued BEACON-IPF trial, a global Phase 2b trial in patients with idiopathic pulmonary fibrosis (IPF). While an imbalance in unadjudicated IPF-related adverse events between the treatment and placebo groups led to the discontinuation of the trial, early evidence of efficacy on the forced vital capacity (FVC) endpoint was also observed. The Company plans to analyze the complete data from the BEACON-IPF trial and evaluate next steps for bexotegrast’s development.
Our second clinical program, PLN-101095, is a small molecule, dual selective inhibitor of integrins αvβ8 and αvβ1 for the treatment of solid tumors that are resistant to immune checkpoint inhibitors. We are currently enrolling the fourth of five dose cohorts in a Phase 1 open-label dose-escalation trial of PLN-101095 as monotherapy and in combination with pembrolizumab in patients with solid tumors that are resistant to immune checkpoint inhibitors. Preliminary data from cohorts one through three is expected in the first quarter of 2025.
Our Phase 1-ready program PLN-101325, is in development for treatment of muscular dystrophies, including Duchenne muscular dystrophy. PLN-101325 is a monoclonal antibody designed to act as an allosteric agonist of integrin α7β1. PLN-101325 has received a clinical trial approval (CTA) in Australia.
Our Pipeline
Our Lead Candidate - Bexotegrast
Our lead wholly owned product candidate, bexotegrast, is an oral, small molecule, dual-selective inhibitor of αvß6 and αvß1. While expressed at very low levels in normal tissues, αvß6 and αvß1 are upregulated in the pulmonary tissues of IPF patients. They both serve as activators of TGF-β, leading to increased collagen production and fibrosis in these tissues. By blocking TGF-β activation by both αvß6 and αvß1, we believe bexotegrast may slow and potentially halt the progression of fibrosis in these patient populations. Bexotegrast has been granted orphan drug designation by the FDA, and the European Medicines Agency, or EMA, and Fast Track designation by the FDA for IPF.
Bexotegrast for Treatment of IPF
IPF is the most common and severe form of progressive pulmonary fibrosis, affecting approximately 150,000 patients in the United States and over 3 million patients around the world. While the underlying cause of IPF is unknown, the course of the disease is well documented, with progressive scarring that destroys the structure and function of the lungs over time. The average life expectancy for patients with confirmed IPF is between three and five years. There are currently two FDA-approved therapies for IPF. Both have shown modest slowing of disease progression. However, both therapies have safety and tolerability challenges that lead to treatment interruption, dose adjustment, and permanent discontinuation.

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
In May 2023, we announced final data from INTEGRIS-IPF, a multinational, randomized, double-blind, placebo-controlled Phase 2a clinical trial of bexotegrast in patients with IPF. The trial compared bexotegrast doses of 40 mg, 80 mg, 160 mg and 320 mg versus placebo over 12 weeks of treatment, with the 320 mg dose group allowed to treat for at least 24 weeks. The trial met its primary and secondary endpoints demonstrating that bexotegrast was well tolerated over a 12-week treatment period and displayed a favorable pharmacokinetic profile. The trial’s exploratory efficacy endpoints assessing changes in forced vital capacity, or FVC, Quantitative Lung Fibrosis, or QLF, imaging, serum biomarkers and clinical symptoms. Bexotegrast demonstrated a dose-dependent treatment effect on FVC, FVC percent predicted, or FVCpp, and QLF, as well as serum biomarkers and cough compared to placebo over 12 weeks in treated patients. Bexotegrast was well tolerated over 12 weeks of treatment with no drug related serious adverse events, or SAEs.
Bexotegrast at 320 mg demonstrated a statistically significant mean increase in FVC from baseline at all timepoints up to 12 weeks, surpassing all lower dose groups, and showed a strong treatment effect on FVC, FVCpp, QLF, profibrotic biomarkers and cough versus placebo at 12 weeks. The bexotegrast 320 mg group also met its primary and secondary endpoints at 24 weeks, demonstrating that bexotegrast was well tolerated over the 24-week treatment period and displayed a favorable pharmacokinetic profile. At Week 24, bexotegrast at 320 mg, in combination with standard of care, reduced FVC decline by 80% relative to standard of care alone. Eighty-nine percent of bexotegrast-treated patients who experienced an increase in FVC from baseline at Week 12 maintained an increase at Week 24. Bexotegrast at 320 mg showed a strong treatment effect with stabilization of fibrosis as measured by QLF imaging at Week 24. Bexotegrast was well tolerated up to 40 weeks of treatment at 320 mg with no drug-related serious adverse events.
In August 2023, we initiated BEACON-IPF, a 52-week, multinational, randomized, dose-ranging, double-blind, placebo-controlled Phase 2b trial evaluating bexotegrast at doses of 160 mg or 320 mg at sites in the United States. In March 2024, we initiated the Phase 2b/3 adaptive portion of the BEACON-IPF trial at global sites outside of the U.S. The BEACON-IPF Phase 2b portion of this multinational trial is enrolling approximately 360 patients with IPF. The primary endpoint is an assessment of the change from baseline in absolute mL of forced vital capacity (FVC) at Week 52. Key secondary endpoints include the measurement of time to disease progression (defined as either a ≥10% decline from baseline in FVC precent predicted (FVCpp), respiratory-related hospitalization, or all-cause mortality), change from baseline of absolute FVC (mL) with or without background therapies, change from baseline in patient reported measurements of symptoms, well-being at Week 52 and safety and tolerability.
On March 3, 2025, we announced that, following a prespecified data review and recommendation by the trial’s independent DSMB, as well as a secondary review and recommendation by an outside expert panel, Pliant has discontinued the BEACON-IPF Phase 2b trial. While an imbalance in unadjudicated IPF-related adverse events between the treatment and placebo groups led to the discontinuation of the trial, early evidence of efficacy on the forced vital capacity (FVC) endpoint was also observed.
The mean exposure duration in BEACON-IPF was approximately 17 weeks. Overall, the percentage of IPF-related adverse events in both dose groups was comparable (approximately 10%). The imbalance between active and placebo appears to have been driven by a low number (below 3%) of IPF-related adverse events in the placebo group. In comparison, the IPF-related adverse event rate in pooled placebo group of the INTEGRIS-IPF study was 10% with a comparable treatment duration to that of BEACON-IPF (mean exposure duration approximately 16 weeks).
The Company plans to analyze the complete data from the BEACON-IPF trial and evaluate next steps for bexotegrast’s development. Once the full analysis is completed, which should provide a better understanding of the benefit risk profile and therapeutic window of bexotegrast, the Company will consider additional dose-ranging Phase 2b studies with lower doses in pulmonary fibrosis and potentially other, non-respiratory indications, including liver diseases.
Bexotegrast for Treatment of Primary Sclerosing Cholangitis
Primary Sclerosing Cholangitis, or PSC is a progressive liver disorder affecting approximately 30,000 to 45,000 patients in the United States. The disease is characterized by fibrosis originating in the bile ducts that ultimately results in bile flow obstruction or cholestasis, causing liver inflammation and progressive fibrosis of the liver. Patients have a median survival of 10 to 12 years without intervention and carry high lifetime risk of developing gastrointestinal malignancies. There are currently no FDA-approved therapies for PSC.
We conducted and have announced results from INTEGRIS-PSC, a Phase 2a trial of bexotegrast in PSC. The trial compared bexotegrast doses of 40 mg, 80 mg, 160 mg and 320 mg versus placebo over 12-weeks of treatment, with the 320 mg dose cohort allowed to treat for at least 24 weeks. Results from the INTEGRIS-PSC trial were positive with data disclosed in company press releases in 2023 and 2024.
Following discussions with regulatory authorities, it is clear that a cost effective and efficient development path for Pliant in PSC is not available at this time; however, we continue to evaluate the best path forward for this program.
PLN-101095 for Treatment of Solid Tumors That are Resistant to Immune Checkpoint Inhibitors
Our third clinical program to date, PLN-101095, is an oral, dual inhibitor of αvß8 and αvß1 integrins for the treatment of solid tumors with a suboptimal response to immune checkpoint inhibitors, or ICIs. As TGF-β biology has been elucidated, it has become increasingly understood in the scientific literature that TGF-β plays an important anti-inflammatory role in the tumor micro-environment, preventing T-cell infiltration and inhibiting release of various cytokines. This mechanism is becoming increasingly recognized as a potential cause of the resistance to checkpoint inhibitors such as anti-PD-1 therapies seen in many tumors. We are targeting the TGF-β activating integrins αvβ8 and αvβ1, which are upregulated in certain tumors, with the goal of sensitizing tumors to checkpoint inhibitors. We are currently dosing the fourth of five planned dose cohorts in a Phase 1 open label dose-escalation trial of PLN-101095 as monotherapy for 14 days, followed by combination therapy with pembrolizumab in patients with solid tumors that are resistant to immune checkpoint inhibitors. Preliminary data from first three cohorts of the Phase 1 trial are expected in the first quarter of 2025.
PLN-101325 for Treatment of Muscular Dystrophies
We are developing PLN-101325, a monoclonal antibody targeting α7β1 for treatment of muscular dystrophies, including Duchenne Muscular Dystrophy, or DMD. The α7β1 integrin is upregulated on muscle cells in several muscular dystrophy indications. It partially compensates for the lack of dystrophin by helping to anchor muscle cells to the extracellular matrix. PLN-101325 binds and allosterically activates α7β1 in order to augment this naturally occurring compensatory mechanism. Because the antibody is not mutation specific, it could potentially be effective as a single therapy or in combination with other treatment modalities across multiple muscular dystrophy indications. A clinical trial approval (CTA) was granted in Australia and is active in authorizing the initiation of a Phase 1 clinical trial of PLN-101325 in healthy volunteers.
Our Team
We have assembled an executive team with highly relevant experience in fibrosis, small molecule drug discovery and clinical development. Bernard Coulie, M.D., Ph.D., our President and Chief Executive Officer, has over 20 years of experience in drug development, previously serving as Chief Executive Officer and Chief Medical Officer of ActoGeniX, as well as holding senior roles at Johnson & Johnson. Éric Lefebvre, M.D., our Chief Medical Officer, brings deep experience in clinical development in liver disease. He previously served as head of clinical research and development for the MASH program at Allergan. Prior to Allergan, Dr. Lefebvre led HIV and HCV development at Janssen and later served as Chief Medical Officer at Tobira. Our science builds on the research of world-renowned researchers Dean Sheppard, M.D., Rik Derynck, Ph.D., Bill DeGrado, Ph.D. and Hal Chapman, M.D., all from the University of California, San Francisco, who bring broad experience in fibrosis biology and small molecule chemistry among other related disciplines.
Our Strategy
Our goal is to become a world-leading fibrosis company, developing and commercializing disease- modifying therapies across a spectrum of fibrotic diseases. To achieve this, we are focused on the following key strategies:
•Rapidly advance bexotegrast through clinical development and commercialization in IPF. We are developing our lead oral, small molecule inhibitor of αvß6 and αvß1 as a novel therapy for IPF, an area of high unmet medical need. IPF is an orphan indication that we believe we can commercialize on our own in key geographies using a targeted sales force.
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

•Explore opportunities for our pipeline assets in additional fibrotic indications. We are evaluating the potential benefit of our product candidates outside of their lead indications. Our product candidates have shown anti-fibrotic activity in multiple animal models as well as human tissue in indications outside of IPF, PSC and MASH. We will continue to evaluate additional indications to maximize the potential of our pipeline.
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
There are a number of biopharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of fibrosis. Companies that we are aware of that are targeting the treatment of various fibrosis indications through inhibiting various parts of the TGF-β pathway include companies with significant financial resources such as AbbVie Inc., AstraZeneca plc, Bristol Myers Squibb Co., Corbus Pharmaceutical, Merck & Co., Inc., Novartis AG, Scholar Rock, Inc. and Takeda Pharmaceutical Company.
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
Although our novel approach is unique from most other existing or investigational therapies across the disease areas where we are focusing our development, we will need to compete with currently approved therapies, and potentially those currently in development if they are approved. We are aware of several marketed and investigational products in our leading disease areas, including but not limited to:
•IPF: There are currently two approved products for the treatment of IPF; pirfenidone – brand name Esbriet®, marketed by Roche Holding AG, with generics marketed by Sandoz Group AG, Teva Pharmaceutical Industries Ltd., and others, and nintedanib – brand name Ofev®, marketed by Boehringer Ingelheim GmbH. Companies currently developing product candidates in IPF include Boehringer Ingelheim Pharmaceuticals, Inc., Bristol Myers Squibb Co., United Therapeutics Corporation, Amgen, Roche Holding AG, Vicore Pharma Holding, CSL Behring, PureTech Health PLC, GlaxoSmithKline, InSilico Medicines, Tvardi Therapeutics, BridgeBio Therapeutics Inc., Syndax Pharmaceuticals Inc., Endeavor BioMedicines, Inc., Contineum Therapeutics, Inc.and Avalyn Pharma Inc.
•PSC: There are currently no approved therapies for the treatment of PSC. Companies currently developing product candidates in PSC include Dr. Falk Pharma GmbH, Mirum Pharmaceuticals, Inc., Chemomab Therapeutics Ltd., Ipsen Biopharmaceuticals Inc., Curome Biosciences and NGM Biopharmaceuticals, Inc.
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
As of February 26, 2025, we own or co-own over 300 pending patent applications worldwide in over 30 patent families, including United States and corresponding foreign patent applications. As of February 26, 2025, thirteen U.S. patents and thirty-nine foreign patents have been issued, granted or allowed. Our patents and any patents that may issue from our pending patent applications are generally expected to expire between the years 2037 to 2046, subject to possible patent term adjustment and/or extension. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek United States and foreign patent protection for a variety of technologies, including, research compounds and methods, candidate compounds and antibodies for modulating the activity of integrins, methods for treating diseases of interest, and methods for manufacturing our products. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.
Company Owned IP
We own multiple families of patent applications that are directed to small molecule compositions capable of modulating integrins and methods for treating or preventing diseases associated with integrins. Certain applications in these families relate to our bexotegrast and PLN-1474 small molecule product candidates, backup compounds and structural analogs, various unit dosages, dosing regimens, and routes of administration. We are also pursuing innovative ways to modulate integrin function using antibodies, and as of February 26, 2025 we have 35 pending patent applications to that technology in the United States and foreign jurisdictions. As of February 26, 2025, we have one U.S. patent and two foreign patents that have been issued, granted, or allowed. These antibody patents and patents that may issue from company owned antibody applications are generally expected to expire between the years 2040 to 2045, subject to possible patent term adjustment and/or extension.
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
Government Regulation
The FDA, Centers for Medicare and Medicaid Services, or CMS,U.S. Department of Health and Human Services Office of the Inspector General, or HHS-OIG and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing, sale and distribution of drugs, such as those we are developing. These agencies and other federal, state, and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling, coverage, reimbursement, pricing, and export and import of our product candidates.
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
•the federal Physician Payments Sunshine Act, created under Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, and its implementing regulations, which require certain manufacturers of drugs, devices, biological products and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health

Insurance Program to report annually to the CMS, under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) , nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, certified nurse-midwives, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection, transparency and disclosure laws, and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities and, in some states, the reporting of drug wholesale acquisition costs or average manufacturer prices, information related to new drug launches, and drug price increases above certain statutory thresholds; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
In the U.S., numerous federal and state laws, and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018, or the CCPA, which came into effect on January 1, 2020 and provides data privacy rights for consumers and operational requirements for companies, which may increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA impacts certain of our business activities. Many states have followed California in implementing comprehensive state privacy laws, and the various compliance requirements affiliated with these laws could increase our potential liability and adversely affect our business.
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
The GDPR is wide-ranging in scope and imposes numerous requirements on controllers (and in more limited cases, processors) that process personal data (i.e., data relating to identified or identifiable individuals), including requirements around (among others): (i) accountability and transparency, (ii) processing personal data lawfully, including specific requirements for obtaining valid consent where consent is the legal basis for processing, (iii) responding to individuals’ requests to exercise their rights in respect of their personal data, (iv) implementing safeguards to protect the security and confidentiality of personal data and to provide notification of personal data breaches to data protection authorities and affected individuals in certain circumstances, (v) having data processing agreements with third parties who process personal data on our behalf, and undertaking due diligence in relation to such third-party processors, and (vi) considering data protection when any new products or services are developed and designed, as well as obligations for data protection impact assessments.
The EU GDPR also prohibits the international transfer of personal data from the EEA to the United States and other countries that are not recognized as having “adequate” data protection laws by the European Commission unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data or a derogation under the EU GDPR can be relied upon. One of the primary safeguards allowing U.S. companies to import personal data from the EEA are standard contractual clauses (EU SCCs) including, a requirement for companies to carry out a transfer privacy impact assessment, or a TIA. A TIA, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under the EU SCCs will need to be implemented to ensure an “essentially equivalent” level of data protection to that afforded in the EEA. A further potential safeguard is the EU-US Data Privacy Framework which facilitates transfers of personal data from the EU to entities in the US which are self-certified to the DPF. Underpinning the DPF is an “adequacy decision” from the European Commission which can be relied on also by entities making transfers under the EU SCCs to the U.S. as support for their TIA regarding the equivalence of U.S. national security safeguards and redress.
The U.K. GDPR also prohibits the transfer of personal data from the U.K. to countries that the U.K. Government does not recognize as having “adequate” data protection laws, including the U.S., in a similar manner to the EU. In addition, the U.K. Government has published its own form of EU SCCs, known as the International Data Transfer Agreement and an International Data Transfer Addendum to the new EU SCCs. The U.K. Information Commissioner’s Office, or the ICO, has also published its own version of the TIA although companies may choose to either use the EU-style or U.K.-style TIA. Further, on September 21, 2023, the U.K. Secretary of State for Science, Innovation and Technology established a U.K.-U.S. data bridge (i.e., a U.K. equivalent of the Adequacy Decision) and adopted U.K. regulations to implement the U.K.-U.S. data bridge. Personal data may now be transferred from the U.K. under the U.K.-U.S. data bridge through the U.K. extension to the DPF to organizations self-certified under the U.K. extension to DPF.
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
Current and future healthcare reform legislation
In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system. For example, in the United States, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively known as the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private payors, and significantly affected the pharmaceutical industry. The ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations and established annual fees and taxes on manufacturers of certain branded prescription drugs. There have been numerous historic judicial, administrative, executive, and legislative challenges and amendments (including recent amendments that aimed at expanding access to care and reforming prescription drug pricing) to certain aspects of the ACA and other healthcare laws. In June 2021, the Supreme Court dismissed a lawsuit challenging the constitutionality of certain aspects of the ACA, without ruling on the meris of the constitutionality arguments. In the future, there may be additional legislative, regulatory, executive, or judicial actions that result in healthcare reform. It remains to be seen precisely what any new reforms will provide, when or if they will be enacted, and what impact they will have on the availability and cost of healthcare items and services, including drug products.

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
Since its enactment, CMS has taken a number of steps to implement various drug pricing provisions of the IRA. This includes, without limitation, issuing new and updated guidance detailing the requirements and parameters of the price negotiation process for products subject to the “maximum fair price” program under the IRA; releasing the initial list of 10 drugs covered under Medicare Part D that were subject to the first round of price negotiations under the program and subsequently announcing the “maximum fair prices” that will apply for such products in price applicability year 2026; and releasing a list of Medicare Part B products with an adjusted coinsurance rate based on the inflationary rebate provisions of the IRA. It remains to be seen how the maximum fair prices or other drug pricing provisions imposed by the IRA will affect orphan drug and small molecule development or the broader pharmaceutical industry. Several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the HHS, the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. We cannot predict whether the IRA, or any of its component parts, will be overturned, repealed, replaced, or amended nor can we predict the likelihood, nature, or extent of other health reform initiatives that may arise from future legislation, administrative, or other action. However, we expect these initiatives to increase pressure on drug pricing.
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
On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act, or the APA, “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA, CMS and other agencies with significant oversight of the biopharmaceutical industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies may be subject to increased litigation and judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.
At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control biopharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and other transparency measures, and, in some cases, legislation, regulation or other guidance designed to encourage or facilitate importation from other countries and bulk purchasing. Some states have also established prescription drug affordability boards tasked with identifying certain high-cost prescription products that may pose affordability challenges for consumers and payors, conducting cost reviews on such products, and, in some circumstances, imposing upper payment limits on such products.
These laws, regulations, and actions, and any state or federal healthcare reform measures that may be adopted in the future, could reduce coverage or reimbursement from Medicare and other government programs, may result in a similar reduction in coverage or payment from private payors, and may otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Additionally, we expect to experience pricing pressures in connection with the sale of any future approved product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative and regulatory changes.
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
On May 3, 2022, the European Commission published a proposal for a regulation on the European Health Data Space, or EHDS, which aims to further enable exchange of electronic health data both for primary use (among national EU healthcare systems for patient care) and secondary use (among private companies and regulators to enable scientific research). The regulation was adopted by the European Parliament in April 2024 and by the European Council in 2025 and will enter into force twenty days after its publication in the Official Journal of the European Union. This will impose new obligations, but also create opportunities, for entities engaged in health-related research to share and access health data on a scale much larger than what is foreseen under current applicable transparency provisions.
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
Since the U.K. (which comprises Great Britain and Northern Ireland) left the EU, Great Britain is no longer covered by centralized marketing authorizations, but they continued to be recognized in Northern Ireland under the Northern Irish Protocol. However, this has changed since January 1, 2025, when new measures implemented by the Windsor Framework came into effect in the U.K. The new measures include, among others, the removal of EU licensing processes in relation to Northern Ireland for novel medicines (i.e. those that were authorized under the EU centralized procedure). This means that marketing authorizations granted by the European Commission are no longer valid in Northern Ireland. Companies therefore no longer need to apply for separate licenses for Great Britain and Northern Ireland to market the same novel medicines across the whole U.K. All medicinal products with an existing centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. The MHRA has ceased to participate in the assessment of any centralized procedures since January 1, 2021. Since then, the MHRA has launched the Innovative Licensing and Access Pathway, or ILAP, a new accelerated assessment procedure for marketing authorization applications facilitating the interaction with pricing authorities and HTA bodies and aiming to enable companies to enter the U.K. market faster. On January 1, 2024, the MHRA launched a new International Recognition Procedure for Great Britain (England, Scotland and Wales) marketing authorization applications whereby the MHRA will, when considering such applications, recognize the approval of medicines by Australia, Canada, Switzerland, Singapore, Japan, United States and the EU following its own abbreviated assessment.
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
‘Retained EU Law,’ generally has prevented substantial divergence to the regulation of medicines. However, some changes to the U.K. legislation have been necessary, including the implementation of the Northern Ireland Protocol (NIP), pursuant to which the EU pharmaceutical legal framework continues to apply in Northern Ireland (subject to periodic consent of the Northern Ireland Legislative Assembly), and only products compliant with EU law can be placed in the Northern Ireland market. This dynamic adds an extra layer of regulatory complexity for companies withing to commercialize medicinal products in Great Britain (namely, England, Wales and Scotland, as EU law continues to apply in Northern Ireland), as such companies now need to comply with separate U.K. regulatory legal framework. In 2023, the U.K. enacted the Retained EU Law (Revocation and Reform) Act 2023 which allows for the revocation of Retained EU Law. In particular, this Act:
•revokes a long list of specific EU-derived subordinate legislation and retained direct EU legislation,
•renames any continuing Retained EU Law as ‘assimilated law’,

•changes the way in which assimilated law is interpreted by removing the general principles of EU law as an aid to interpretation and ceasing the application of the supremacy of EU law from 1 January 2024, and
•provides ministers with wide-ranging powers to restate, revoke or replace assimilated law.
The U.K. Government and the European Union recently adopted a new agreement, the “Windsor Framework,” which modifies the Northern Ireland Protocol. According to the Windsor Framework, medicinal products intended for the U.K. market, including Northern Ireland, will be authorized by the MHRA and will bear a “U.K. only” label. These new measures became effective January 1, 2025. The Trade and Cooperation Agreement signed between the U.K. and the EU allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products.
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
For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must participate in certain other Federal health care programs and also extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the average manufacturer price, or AMP, and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although under the current state of the law these newly eligible entities (with the exception of children’s hospitals) will not be eligible to receive discounted 340B pricing on orphan drugs. As 340B drug pricing is determined based on AMP and Medicaid rebate data, any revisions to the Medicaid rebate formula or AMP definition could cause the required 340B discount to increase. The 340B drug pricing program may be subject to future changes in light of ongoing litigation and attempts to reform the program, including legislative proposals to reform the 340B program. It is unclear how any such changes could affect our obligation to offer 340B pricing to certain entities.
These laws, and future state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
Outside of the United States, the pricing of pharmaceutical products and medical devices is subject to governmental control in many countries. For example, in the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost effectiveness of a particular therapy to currently available therapies or so-called health technology assessments, or HTA, in order to obtain reimbursement or pricing approval. The outcome of HTA assessments is decided on a national basis and some payors may not reimburse the use of assessed products or may reduce the rate of reimbursement for such products. In December 2021, the EU adopted a new Regulation on Health Technology Assessment. The Regulation creates collaborative structures and procedures that allow Member States to carry out joint clinical assessments, effect joint clinical consultations and identify jointly emerging health technologies and came into effect on January 12, 2025.
Other countries may allow companies to fix their own prices for products but monitor and control product volumes and issue guidance to physicians to limit prescriptions. Efforts to control prices and utilization of pharmaceutical products and medical devices will likely continue as countries attempt to manage healthcare expenditures.
Human Capital Resources
As of December 31, 2024, we had 171 full-time employees, including 51 with Ph.D. or M.D. degrees. Of our employees, 117 were engaged in research and development activities, and 54 were engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we have experienced no work stoppages. We consider our relationship with our employees to be good.
We rely on skilled, experienced, and innovative employees to conduct the operations of our company and we continue to face intense competition for our personnel from our competitors and other companies throughout our industry. The biotechnology industry is very competitive and recruiting and retaining such employees is important to the continued success of our business. We are committed to building an outstanding, committed team and fostering a rewarding work environment and a culture that values scientific innovation, inclusion, collaboration, and equity. We believe that each employee brings unique perspectives and strengths, and by embracing these strengths, we can do our best work for patients. We focus on recruiting, retaining, and developing employees from a wide range of backgrounds to conduct our research, development, and clinical activities.
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
Corporate and Available Information
We were incorporated under the laws of the State of Delaware in June 2015. Our principal executive office is located at 331 Oyster Point Boulevard, South San Francisco, California 94080, and our telephone number is (650) 481-6770. Our website address is https://pliantrx.com.
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
We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing and our prior collaboration with Novartis. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss was $210.3 million, $161.3 million and 123.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $710.1 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be at least several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to further develop and, if approved, market additional potential product candidates.
We expect to continue to incur significant losses for the foreseeable future, and we anticipate that our expenses will increase substantially if, and as, we:
•advance our product candidates through clinical development, and, if successful, later-stage clinical trials;
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
Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of our product candidates and any future product candidates that we may develop, seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, or eliminate one or more of our research and drug development programs or future commercialization efforts.
As of December 31, 2024, we had approximately $357.2 million in cash, cash equivalents, restricted cash and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses and capital expenditure requirements for the next 12 months and beyond. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth or potentially pursuant to new arrangements with different lenders. We have borrowed capital under our Amended and Restated Loan and Security Agreement with Oxford Finance LLC, or Amended Loan Agreement. Following our discontinuation of BEACON-IPF, we do not expect to be eligible to borrow additional term loans under the Amended Loan Agreement, given that the availability of two term loans is subject to the satisfaction of certain conditions related to the BEACON-IPF clinical trial and the availability of the third term loan is at the sole discretion of the lender. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. However, we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also may be required to seek collaborators for any of our product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Market volatility resulting from challenging financial markets factors, including the effects of health epidemics and pandemics, such as the COVID-19 pandemic, could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.
Covenants and other provisions in the Amended Loan Agreement restrict our business and operations in many ways, and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. In addition, our operations may not provide sufficient cash to meet the repayment obligations of our debt incurred under the Amended Loan Agreement.
Pursuant to the Amended Loan Agreement, Oxford has been granted a security interest in substantially all of our assets, excluding intellectual property (but including the right to payments and proceeds of intellectual property, with such exclusion of intellectual property subject to change pursuant to the terms of the Amended Loan Agreement), and a negative pledge on substantially all of our intellectual property, subject to customary exceptions. If an event of default occurs under the Amended Loan Agreement, Oxford may foreclose on its security interest and liquidate some or all of these assets, which would harm our business, financial condition and results of operations.
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
We have no products approved for commercial sale and have not generated any revenue from product sales to date. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates and our technology related to transforming growth factor beta, or TGF-β, signaling and integrin biology, medicinal chemistry, translational screening technologies, and clinical insights to discover and develop novel therapies for the treatment of fibrosis. Our approach to the discovery and development of product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value. We have not yet demonstrated the ability to progress any product candidate through clinical trials, obtain regulatory approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In March 2025, we announced that we were discontinuing the BEACON-IPF Phase 2b trial following a prespecified data review and recommendation by the trial’s independent DSMB, as well as a secondary review and recommendation by an outside expert panel. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields. Consequently, we expect our operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products.
Our business is highly dependent on the success of our lead product candidate, bexotegrast and any other product candidates that we advance into the clinic. Our product candidates will require significant additional development before we may be able to seek regulatory approval for and launch a product commercially.
We are currently conducting a Phase 1 clinical trial of PLN-101095 in solid tumors, and PLN-101325 development for treatment of muscular dystrophies is Phase-1 ready. We have no products that are approved for commercial sale and may never be able to develop marketable products. If any of our product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. In that regard, in March 2025, we announced that we were discontinuing the BEACON-IPF Phase 2b trial following a prespecified data review and recommendation by the trial’s independent DSMB, as well as a secondary review and recommendation by an outside expert panel.
Before we can generate any revenue from sales of bexotegrast or any of our other product candidates, we must undergo additional preclinical and clinical development, regulatory review, and approval in one or more jurisdictions. In addition, if one or more of our product candidates are approved, we must ensure access to sufficient commercial manufacturing capacity and conduct significant marketing efforts in connection with any commercial launch. These efforts will require substantial investment, and we may not have the financial resources to continue development of our product candidates.
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
To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, the general approach for FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. A product candidate can fail at any stage of testing, even after observing promising signals of activity in earlier preclinical studies or earlier stage clinical trials. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, in March 2025, we announced that we were discontinuing the BEACON-IPF Phase 2b trial following a prespecified data review and recommendation by the trial’s independent DSMB, as well as a secondary review and recommendation by an outside expert panel. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A large number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials or divergent conclusions by the FDA, other regulatory agencies, IRBs, DSMBs or others in connection with such findings.
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
•failure or inability to perform by our third party vendors, including vendors in foreign jurisdictions including China; and
•the proprietary rights of others and their competing products and technologies that may prevent one of our product candidates from being commercialized.
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

We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that could delay or prevent our ability to receive marketing approval or commercialize bexotegrast or any other product candidates, including:
•regulators, IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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
•we may elect to, or regulators, IRBs, DSMBs, or ethics committees may require that we or our investigators suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
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
Our product development costs will increase if we experience additional delays in clinical testing or in obtaining marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. If we do not achieve our product development goals in the timeframes we announce and expect, the approval and commercialization of our product candidates may be delayed or prevented entirely. In addition, significant clinical trial delays could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any delays in our clinical development programs may harm our business, financial condition, and results of operations significantly.
Our ongoing and future clinical trials may reveal significant adverse events or unexpected drug-drug interactions not seen in our preclinical studies and may result in a safety profile that could delay or prevent regulatory approval or market acceptance of any of our product candidates.
If significant adverse events or other side effects are observed in any of our ongoing or future clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts altogether. In March 2025, we announced that we were discontinuing the BEACON-IPF Phase 2b trial following a prespecified data review and recommendation by the trial’s independent DSMB, as well as a secondary review and recommendation by an outside expert panel due to an imbalance in safety events between treatment and placebo groups. We may also encounter unexpected drug-drug interactions in our ongoing or planned trials, and may be required to further test our candidates, including additional drug-drug interaction studies, which may be expensive, time-consuming and result in delays to our programs.
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
For example, we are initially developing bexotegrast for the treatment of IPF and PSC, each of which is an orphan indication. In the United States, IPF is estimated to affect approximately 150,000 patients, while PSC is estimated to affect approximately 30,000 to 45,000 patients. As a result, we may encounter difficulties enrolling subjects in our clinical trials of bexotegrast due, in part, to the small size of these patient populations. Our clinical trials compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.
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
Additionally, in some instances, there can be significant variability in safety or efficacy results between different trials with the same product candidate due to numerous factors, including differences in trial protocols, size and type of the patient populations, variable adherence to the dosing regimen or other protocol requirements and the rate of dropout among clinical trial participants. We do not know whether any clinical trials we conduct will demonstrate consistent or adequate efficacy and safety to obtain marketing approval to market our product candidates. For example, in March 2025, we announced that we were discontinuing the BEACON-IPF Phase 2b trial following a prespecified data review and recommendation by the trial’s independent DSMB, as well as a secondary review and recommendation by an outside expert panel.
Further, the FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining when or whether marketing approval will be obtained for any of our product candidates. Our product candidates may not be approved even if they achieve their primary endpoints in future Phase 3 clinical trials or registrational trials. The FDA or comparable foreign regulatory authorities may disagree with our trial designs and our interpretation of data from preclinical studies or clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, including by the FDA, comparable foreign regulatory authorities, IRBs or DSMBs interpreting such data. Further, requirements regarding clinical trial data may evolve. In June 2023, the FDA published draft guidance, which seeks to unify standards for clinical trial data for International Council for Harmonisation of Technical Requirements of Pharmaceuticals for Human Use, or ICH member countries and regions. Changes to data requirements may cause the FDA or comparable foreign regulatory authorities to disagree with data from preclinical studies or clinical trials, and may require further studies.
In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 or registrational clinical trial. Further, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or comparable foreign regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates, if approved.
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
Regulatory authorities in some jurisdictions, including the United States and other major markets, may designate drugs intended to treat conditions or diseases affecting relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA, may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In order to obtain orphan designation in the European Economic Area (EEA) and the U.K., the product must fulfill certain challenging criteria. Under Article 3 of Regulation (EC) 141/2000 in the EU, and Regulation 50G of the Human Medicines Regulation 2012 in the U.K., a medicinal product may be designated as an orphan medicinal product if it meets the following criteria: (1) such product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either the prevalence of such condition must not be more than five in 10,000 persons in the territory of the EU or U.K. (as applicable) when the application is made, or without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the EU or U.K. to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or U.K. or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. In the EEA, the grant of the orphan designation does not mean that the product will be granted orphan status at the time it is assessed in parallel with the application for a marketing authorization. The authorities reassess then whether the product still fulfills the criteria for orphan status.
Although we have received U.S. orphan drug designation for bexotegrast for IPF and PSC and EEA orphan drug designation for bexotegrast for IPF and for PSC, we may be unable to obtain and maintain orphan drug designation for our other product candidates, and even if we obtain such designation, the designation of any of our product candidates as an orphan drug does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates.

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
Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We will need to obtain additional insurance for clinical trials as bexotegrast and other product candidates continue clinical development and as additional product candidates may enter the clinic. However, we may be unable to obtain, or may obtain on unfavorable terms, clinical trial insurance in amounts adequate to cover any liabilities from any of our clinical trials. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.
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
There are a number of biopharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of fibrosis. Companies that we are aware of that are targeting the treatment of various fibrosis indications through inhibiting various parts of the TGF-β pathway include companies with significant financial resources such as AbbVie Inc., AstraZeneca plc, Bristol Myers Squibb Co., Corbus Pharmaceutical, Merck & Co., Inc., Eli Lily & Company Novartis AG, Scholar Rock, Inc., and Takeda Pharmaceutical Company.
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

The biopharmaceutical industry is subject to extensive regulatory obligations and policies that may be subject to significant and abrupt change, including due to judicial challenges, election cycles, and resulting regulatory updates and changes in policy priorities.
In June 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA, HHS, CMS and other agencies with significant oversight of the biopharmaceutical industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny.
In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles. For example, the current U.S. presidential administration has committed to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, FDA, and CMS. Efforts by the current administration to limit federal agency budgets or personnel may result in reductions to agency budgets, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.
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
A primary trend in the United States and European health care industries is toward cost containment, as legislative bodies, government authorities, third-party payors, and others have attempted to control costs by limiting coverage, pricing and the amount of reimbursement available for certain treatments. Such third-party payors, including Medicare, may question the coverage of, and challenge or seek to lower the prices charged for medical products, and many third-party payors limit coverage and reimbursement for newly approved health care products. Moreover, reimbursement, if available, may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors or by future laws, regulations, or guidance seeking to limit prescription drug prices. If we are unable to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop, or if net prices are reduced by mandatory discounts or rebates, there could be a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.
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
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs, as detailed in Part I, Item 1 – Business – Government Regulation – Current and Future Healthcare Reform Legislation of this Report. For example, in August 2022, President Biden signed into law the Inflation Reduction Act, or IRA, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design.
Among other reforms, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap patient annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers and payors; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of high spend pharmaceutical and biological products that are selected by CMS and covered under Medicare Parts B and D following a price negotiation process with the agency. For a drug product to be considered a qualifying single source drug that may be selected by CMS for price negotiation under the “maximum fair price” program, at least seven years must have elapsed since the biological product was licensed by the FDA. For a biological product to be considered a qualifying single source drug that may be selected by CMS for price negotiation, at least eleven years must have elapsed since the biological product was licensed by the FDA.
The IRA explicitly excludes from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. Those drugs with multiple orphan designations are not excluded from drug price negotiation. As we are developing bexotegrast in multiple orphan indications and may seek obtain orphan drug designation for other product candidates, this aspect of the IRA could have a negative impact on our ability to rely on the orphan drug exclusion to the "maximum fair price".
Since its enactment, CMS, has taken steps to implement various drug pricing provisions of the IRA. This includes, without limitation, releasing the negotiated maximum prices, which will be effective in 2026, for the first ten drugs that were subject to the IRA’s negotiation process, releasing quarterly lists of Medicare Part B products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA, and announcing a list of 15 additional drugs that will be subject to price negotiations during 2025. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry (including orphan drug or small molecule development), several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the U.S. Department of Health and Human Services (HHS), the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. We cannot predict whether the IRA, or any of its component parts, will be overturned, repealed, replaced, or amended nor can we predict the likelihood, nature, or extent of other health reform initiatives that may arise from future legislation, administrative, or other action. However, we expect these initiatives to increase pressure on drug pricing. Further, certain broader legislation that is not targeted to the healthcare industry may nonetheless adversely affect our profitability. Moreover, the healthcare regulatory landscape can also be affected by election cycles and any resulting changes in healthcare policy priorities. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.
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
We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of drugs is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. As of January 2025, Regulation No 2021/2282 on Health Technology Assessment (HTA Regulation) is applicable in the EU. The HTA Regulation intends to foster cooperation among EU member states in assessing health technologies and provide the basis for cooperation at EU level for joint clinical assessments. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. Furthermore, in many European countries (including the U.K.), effective access to the market depends on whether the product obtains a positive recommendation from the relevant health technology assessment body. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.
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
As of December 31, 2024, we had net operating loss carryforwards for U.S. federal and state income tax purposes of $318.7 million and $397.9 million, respectively, some of which will begin to expire in 2035. As of December 31, 2024, we also had available tax credit carryforwards for U.S. federal income tax purposes of $40.5 million, which begin to expire in 2036, and state income tax purposes of $9.1 million, which can be carried forward indefinitely. Under Section 382 of the Internal Revenue Code, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50 percentage points within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. We have performed an analysis under Internal Revenue Code Sections 382 and 383 to determine the amount of our net operating loss carryforwards and research and development credit carryforwards that will be subject to annual limitation. This analysis concluded that we have experienced one or more such ownership changes prior to December 31, 2024, and the Company’s net operating losses and tax credit carryforwards generated prior to the identified ownership changes are subject to no permanent limitation under Sections 382 or 383. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in our stock ownership. Any such limitation could have a material adverse effect on our results of operations in future years. Our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. Net operating losses generated after December 31, 2017 are not subject to expiration, but may not be carried back to prior taxable years, except that net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years. Additionally, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any taxable year beginning after December 31, 2020.
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Report, these factors include:
•the commencement, enrollment or results of preclinical and clinical trials for our product candidates conducted by us or our collaborators;
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
In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including as a result of effects of health epidemics and pandemics, such as COVID-19, geopolitical events, such as the Russian invasion of Ukraine, the Israel-Hamas conflict and related global escalation of geopolitical tensions, domestic or international trade policies and rising inflationary pressures. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.
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
Pursuant to our bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws; (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or (v) any action asserting a claim governed by the internal affairs doctrine; or (vi) any other action asserting an “internal corporate claim” as defined in Section 115 of the DGCL, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein, or the Delaware forum provision. This exclusive forum provision will not apply to any causes of action arising under the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Unless we consent in writing to the selection of an alternate forum, the federal district courts shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the federal forum provision. In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware forum provision and the federal forum provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
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
Numerous federal and state laws and regulations, including the Health Insurance Portability and Accountability Act (HIPAA) and the Health Information Technology for Economic and Clinical Health Act (HITECH), govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information or personal information. In the course of performing our business we obtain personally identifiable information (PII), including health-related information. Such laws and regulations relating to privacy, data protection, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that varies from one jurisdiction to another and/or may conflict with other laws or regulations. HIPAA establishes national privacy and security standards for the protection of individually identifiable health information, including protected health information (PHI) for certain covered entities, including healthcare providers that submit certain covered transactions electronically, as well as their “business associates.” Penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly depending on the failure and could include civil monetary or criminal penalties. HIPAA also authorizes state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care claim in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. The HHS Office for Civil Rights (OCR) has recently increased its enforcement efforts on compliance with HIPAA, including the security regulations (Security Rule), bringing actions against entities which have failed to implement security measures sufficient to reduce risks to electronic protected health information or to conduct an accurate and thorough risk analysis, among other violations. HIPAA enforcement actions may lead to monetary penalties and costly and burdensome corrective action plans. Moreover, compliance with state laws related to health privacy may cause additional compliance costs. For instance, Washington State recently passed the “My Health My Data Act” which regulates “consumer health data” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” The “My Health My Data Act” provides exemptions for personal data used or shared in research, including data subject to 45 C.F.R. Parts 46, 50, and 56. Nevada has also enacted a consumer health data privacy bill, and additional states may adopt health-specific privacy laws that could impact our business activities depending on how they are interpreted.
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
Additionally, the Federal Trade Commission (FTC) and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination and security of health-related and other personal information and in particular health information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5 of the FTC Act. The FTC has also been active with respect to enforcement of its Health Breach Notification Rule and in scrutinizing the use and disclosure of sensitive personal information. The FTC finalized changes to the Health Breach Notification Rule in April 2024. Additionally, the FTC published an advance notice of proposed rulemaking in 2022 on commercial surveillance and data security, and may implement new trade regulation rules or other regulatory alternatives concerning the ways in which companies (1) collect, aggregate, protect, use, analyze, and retain consumer data, as well as (2) transfer, share, sell, or otherwise monetize that data in ways that the FTC asserts are unfair or deceptive in the coming years.
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
In the event we commence clinical trials in the EEA, the U.K. or Switzerland, applicable data protection laws may increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms and safeguards to ensure compliance, including as implemented by member states in the European Union. Compliance with data protection laws in the EEA, the U.K. and Switzerland is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities. We expect that we will continue to face uncertainty as to whether our efforts to comply with any obligations under European or Swiss privacy laws will be sufficient. Further, as the EU GDPR may be implemented differently in national laws of member states of the European Union, we may face additional costs associated with complying with potentially varying data protection requirements in these member states.
If we are investigated by a European or Swiss data protection authority, we may face fines and other penalties. Any such investigation or charges by European or Swiss data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or biopharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or biopharmaceutical partners to continue to use our products and solutions due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law. Such clients or biopharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the forgoing could materially harm our business, prospects, financial condition and results of operations.
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
We may also face new regulatory costs and challenges that could have an adverse effect on our operations. Since the regulatory framework in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime with respect to the approval of our product candidates in the U.K., now that U.K. legislation may depart from EU legislation. For instance, now the transition period has expired, Great Britain will no longer be covered by the centralized procedure for obtaining an EEA-wide marketing authorization from the EMA and a separate process will be required for authorization of drug products covering the U.K. or Great Britain only. In addition, the MHRA has launched new procedures designed to accelerate the marketing authorization application process including the Innovative Licensing and Access Pathway (ILAP) and the International Recognition Procedure. The ILAP is an accelerated assessment procedure for marketing authorization applications facilitating the early interaction with pricing authorities and HTA bodies which aims to enable companies to enter the U.K. market faster. In January 2024, the MHRA also launched a new International Recognition Procedure for Great Britain (England, Scotland and Wales) marketing authorization applications whereby the MHRA will, when considering such applications, recognize the approval of medicines by trusted reference regulators in Australia, Canada, Switzerland, Singapore, Japan, United States and EU following its own abbreviated assessment. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. and/or EU for our product candidates, which could significantly and materially harm our business.
The TCA allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products. The U.K. Government and the EU recently adopted a new agreement, the “Windsor Framework,” which amended the Northern Ireland Protocol. According to the Windsor Framework, medicinal products intended for the U.K. market, including Northern Ireland, will be authorized by the MHRA and will bear a “U.K. only” label. This means that medicinal products placed on the market in Northern Ireland will no longer need to be compliant with EU law. These new measures were implemented on January 1, 2025.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials costlier to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, due to factors including the effects of health epidemics and pandemics, such as COVID-19, geopolitical events, such as the Russian invasion of Ukraine, the Israel-Hamas conflict and related global escalation of geopolitical tensions, inflationary pressures, interest rates volatility and domestic or international trade policy could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our suppliers, some of which are located outside of the United States, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
Use of social media platforms presents risks and challenges.
Social media is a medium through which we communicate about our clinical development programs and the diseases our therapeutics are being developed to treat, and we intend to utilize appropriate social media in connection with our commercialization efforts following approval of our product candidates, if any. Social media practices in the biopharmaceutical industry continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation related to off-label marketing or other prohibited activities. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical trial or to report an alleged adverse event. When such disclosures occur, there is a risk that trial enrollment may be adversely impacted, that we may fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.
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
Item 2. Properties
We lease premises consisting of approximately 100,904 square feet of office and laboratory space located at Oyster Point Blvd, South San Francisco, California pursuant to a lease agreement entered into on September 28, 2023 (the "Oyster Point Lease"), which is being used as a single unified Company headquarters. The lease term of approximately seven years started in the second quarter of 2024. We believe that our current facilities are sufficient to meet our current and near-term needs for the business of developing and commercializing novel therapies for fibrotic diseases and that, should it be needed, suitable additional space will be available.
We previously leased (i) a facility containing 32,974 square feet of laboratory and office space located at 260 Littlefield Avenue, South San Francisco, California 94080, which lease terminated in the third quarter of 2024 and (ii) a facility lease containing 12,456 square feet of office space at 611 Gateway Boulevard, South San Francisco, California 94080, which lease expired March 31, 2024.
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
The following graph compares cumulative total return of our common stock with the cumulative total return of (i) The Nasdaq Composite Index, and (ii) The Nasdaq Biotechnology Index. The graph assumes (a) $100 was invested from June 3, 2020, the first day of trading of our common stock on the Nasdaq Global Select Market through December 31, 2024 in each of our common stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Nasdaq Biotechnology Index, and (b) the reinvestment of dividends into shares of common stock; however, no dividends have been declared on our common stock to date.

	6/3/2020	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Pliant Therapeutics Inc.	$100.0	$106.7	$63.4	$90.8	$85.0	$61.8
Nasdaq Composite Index	$100.0	$133.7	$163.4	$110.2	$159.4	$206.5
Nasdaq Biotechnology Index	$100.0	$114.6	$114.6	$103.0	$107.7	$107.1

Holders of Record
As of the close of business on February 21, 2025, there were 36 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Not Applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is intended to provide material information around events and uncertainties known to management relevant to an assessment of the financial condition and results of operations of the Company and should therefore be read in conjunction with our audited Financial Statements and the accompanying Notes to Financial Statements and other disclosures included in this Annual Report on Form 10-K (including the disclosures under Part I, Item 1A. Risk Factors) where other material events and uncertainties not otherwise discussed below are disclosed. Certain amounts and percentages herein may not sum or recalculate due to rounding. The following discussion and analysis does not address certain items regarding the year ended December 31, 2022. Discussion and analysis of 2022 and year-to-year comparisons between 2023 and 2022 that are not included in this Report can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC" on February 27, 2024).
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

Overview
We are a late-stage biopharmaceutical company focused on discovering and developing novel therapies for the treatment of fibrosis and related diseases. Our initial focus is on treating fibrosis by inhibiting integrin-mediated activation of TGF-β. We have applied our deep understanding of fibrosis biology, along with our medicinal chemistry and translational medicine expertise to develop a set of proprietary tools designed to discover and de-risk product candidates quickly and efficiently. Our wholly owned lead product candidate, bexotegrast, is an oral, small molecule, dual selective inhibitor of αvβ6 and αvβ1 integrins that we are developing for the treatment of idiopathic pulmonary fibrosis, or IPF. We have recently discontinued BEACON-IPF trial, a global Phase 2b trial in patients with idiopathic pulmonary fibrosis (IPF). While an imbalance in unadjudicated IPF-related adverse events between the treatment and placebo groups led to the discontinuation of the trial, early evidence of efficacy on the forced vital capacity (FVC) endpoint was also observed. The Company plans to analyze the complete data from the BEACON-IPF trial and evaluate next steps for bexotegrast’s development.
In January 2023, we received United States Food and Drug Administration, or FDA, clearance of an investigational new drug application, or IND, for PLN-101095, a small molecule, dual selective inhibitor of integrins αvβ8 and αvβ1 for the treatment of solid tumors that are resistant to immune checkpoint inhibitors. We are currently dosing the fourth of five dose cohorts in a Phase 1 open-label dose-escalation trial of PLN-101095 as monotherapy and in combination with pembrolizumab in patients with solid tumors that are resistant to immune checkpoint inhibitors. Preliminary data from cohorts one through three is expected in the first quarter of 2025.
Our Phase 1-ready program PLN-101325, is in development for treatment of muscular dystrophies, including Duchenne muscular dystrophy. PLN-101325 is a monoclonal antibody designed to act as an allosteric agonist of integrin α7β1. PLN-101325 has received a clinical trial approval (CTA) in Australia.
We have also developed PLN-1474, an oral, small molecule selective inhibitor of αvß1 for the treatment of liver fibrosis associated with nonalcoholic steatohepatitis, or MASH. Global rights to PLN-1474, licensed to Novartis in 2019, were returned to Pliant in 2023 upon termination of our collaboration and license agreement.
Recent Events
Bexotegrast Highlights
•BEACON-IPF discontinued following recommendation from expanded data safety monitoring board (DSMB). Following a prespecified data review and recommendation by the trial’s independent DSMB, as well as a secondary review and recommendation by an outside expert panel, Pliant has discontinued the BEACON-IPF Phase 2b trial.While an imbalance in unadjudicated IPF-related adverse events between the treatment and placebo groups led to the discontinuation of the trial, early evidence of efficacy on the forced vital capacity (FVC) endpoint was also observed. The Company plans to analyze the complete data from the BEACON-IPF trial and evaluate next steps for bexotegrast’s development. BEACON-IPF is a 52-week, multinational, randomized, dose-ranging, double-blind, placebo-controlled trial evaluating bexotegrast at once-daily doses of 160 mg or 320 mg in patients with idiopathic pulmonary fibrosis (IPF).
Oncology Program
•Phase 1 trial of PLN-101095 in solid tumors continues to enroll, with interim data expected in the first quarter 2025. This is a Phase 1 open label trial of PLN-101095, an oral, small molecule, dual selective inhibitor of αvβ8 and αvβ1 integrins designed to block TGF-β activation in the tumor microenvironment. The trial is currently dosing the fourth of five planned dose cohorts in a Phase 1 open label dose-escalation trial of PLN-101095 as monotherapy and in combination with pembrolizumab in patients with solid tumors that are resistant to immune checkpoint inhibitors. Interim data from the first three cohorts is expected in the first quarter of 2025.
Neuromuscular Program
•PLN-101325 for treatment of muscular dystrophies. PLN-101325 is a monoclonal antibody that acts as an allosteric agonist of integrin α7β1, currently in development for treatment of muscular dystrophies. PLN-101325 is Phase 1 ready with clinical trial approval (CTA) open in Australia.
Corporate Highlights
•Appointment of Delphine Imbert, Ph.D. as Chief Technical Officer. Dr. Imbert brings 25 years of product development, process optimization and manufacturing experience across multiple drug modalities. Most recently, Dr. Imbert served as Senior Vice President of CMC and Technical Operations at Chinook Therapeutics.
Since inception, we have had significant operating losses. Our net loss was $210.3 million, $161.3 million and $123.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $710.1 million and cash, cash equivalents, restricted cash and short-term investments of $357.2 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will increase in connection with our ongoing activities, as we:
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
The Novartis Agreement was for the development and commercialization of PLN-1474 and up to three additional integrin research targets. Under the terms of the Novartis Agreement, we received an upfront license fee payment of $50.0 million for the worldwide, exclusive license to PLN-1474 and an additional $29.0 million upon the achievement of specified research and development milestones. Novartis discontinued clinical development in MASH and, as a result, discontinued development of PLN-1474. In February 2023, Novartis issued a termination notice for the collaboration and license agreement, and returned global rights to Pliant for PLN-1474.
Following termination of the Novartis Agreement, we were no longer eligible to receive additional milestone or royalty payments under the arrangement, however, we continued to earn research and development services revenues through the effective termination date of April 18, 2023.
Revenues for the years ended December 31, 2024, 2023 and 2022 were nil, $1.6 million and $9.7 million respectively.
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
•facilities expenses, which include expenses for rent and other facility related costs; and
•other expenses and other allocations associated with research and development
The following table summarizes our research and development expenses for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Employee-related expenses	$49,597	$46,658	$30,457
Outside and consulting services for preclinical studies and research and development activities by third party contract organizations	16,529	15,948	25,402
Clinical trials expenses	80,596	49,252	26,032
Depreciation of lab equipment and costs of equipment and supplies	6,717	5,588	5,854
Facilities expenses	7,776	4,288	3,757
Other expenses and other allocations	8,095	6,063	5,434
Total research and development expenses	$169,310	$127,797	$96,936

We expense all research and development costs in the periods in which they are incurred. We do not allocate our internal costs by product candidates or by preclinical programs as these are in early stages of clinical trials or development, and any such allocation would involve significant estimates and judgments and, accordingly, would be imprecise. Where appropriate, we allocate our third-party research and development expense by product candidate or preclinical program. These expenses primarily relate to outside consultants, clinical research organizations, contract manufacturing organization. When we refer to the research and development expenses associated with a specific product candidate or preclinical program, these refer exclusively to the allocated third-party expenses associated with that product candidate.
Due to the discontinuation of the BEACON-IPF Phase 2b/3 trial in IPF, we expect research and development expenses to decrease in the near term as we curtail spending on the BEACON-IPF trial. While we plan to analyze data from the BEACON-IPF trial and evaluate next steps for bexotegrast's development, in the near term we will re-prioritize our development of product candidates that are in earlier, less capital intensive stages of development. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
General and Administrative
Our general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for our general and administrative personnel, allocated facilities costs, insurance and other expenses for outside professional services, including legal, marketing, investor relations, human resource and accounting services. We expect general and administrative expenses to remain relatively consistent for the foreseeable future. In addition, if we obtain regulatory approval for any of our product candidates and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support product sales, marketing and distribution activities.
Interest and Other Income (Expense), net
Our interest and other income (expense), net consists of interest, accretion income and amortization expense on cash, cash equivalents and short-term investments, and realized gains and losses on short-term investments.
Interest Expense
Our interest expense is derived from a term loan executed under the Oxford Loan Agreement that we entered into in May 2022 and amended in March 2024 (the "Amended Loan Agreement"). Borrowings under the Amended Loan Agreement bear interest at a rate per annum equal to 1-month term Secured Overnight Financing Rate (SOFR) plus 5.25%, subject to an agreed upon floor of 8.75%.

Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023

(In thousands, except percentages)	Year Ended December 31,
	2024	2023	$ Change	% Change
Revenue	$—	$1,580	$(1,580)	(100.0%)
Operating expenses:
Research and development	(169,310)	(127,797)	(41,513)	32.5%
General and administrative	(59,055)	(57,928)	(1,127)	1.9%
Total operating expenses	(228,365)	(185,725)	(42,640)	23.0%
Loss from operations	(228,365)	(184,145)	(44,220)	24.0%
Interest and other income (expense), net	21,085	24,076	(2,991)	(12.4)%
Interest expense	(3,024)	(1,267)	(1,757)	138.7%
Net loss	$(210,304)	$(161,336)	$(48,968)	30.4%

Revenue
Revenue decreased by $1.6 million due to decreased research and development services resulting from the termination of the Novartis Agreement.
Research and Development Expenses
The following table summarizes the results of our research and development expenses for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Program-specific external expenses:
Bexotegrast - clinical trial and outside service third party contracting costs	86,365	51,446
Other pipeline programs - clinical trial and outside service third party contracting costs	10,760	13,754
Total program-specific external expenses	97,125	65,200
Unallocated internal expenses
Employee-related expenses	49,597	46,658
Depreciation of lab equipment and costs of equipment and supplies	6,717	5,588
Facilities expenses	7,776	4,288
Other expenses and other allocations	8,095	6,063
Total unallocated internal expenses	72,185	62,597
Total research and development expenses	169,310	127,797
The increase in research and development expenses of $41.5 million was primarily due to:
•$34.9 million increase related to bexotegrast development primarily driven by BEACON-IPF, a Phase 2b/3 study of bexotegrast in patients with IPF, and related manufacturing activities;
•$3.0 million decrease in others pipeline programs as we prioritized BEACON-IPF;
•$2.9 million increase in employee-related costs, including stock-based compensation, driven by an increase in our research and development workforce; and
•$5.5 million increase in facilities and other allocated expenses, resulting from the move to our new office and laboratory space.
General and Administrative Expenses
General and administrative expenses increased by $1.1 million primarily due to an increase in employee-related costs driven by increased headcount.

Interest and Other Income (Expense), Net
Interest and other income (expense), net decreased $3.0 million due to lower average investment balances in 2024 compared to 2023 due to continued funding of operating activities.
Interest Expense
Interest expense increased $1.8 million due to additional borrowings under the Amended Loan Agreement executed March 11, 2024.

Liquidity and Capital Resources
Overview
As of December 31, 2024, we had cash, cash equivalents, restricted cash and short-term investments of $357.2 million. Our cash, cash equivalents, and short-term investments consist of money market funds, U.S. Treasury securities, U.S. Government Agency securities and highly rated, investment-grade corporate debt securities.
In March 2024, we entered into an Amended Loan Agreement with Oxford Finance LLC (or the “Lender” or “Oxford”) which upsized our existing Term Loan facility to a total size of $150.0 million of non-dilutive capital. Pursuant to the Amended Loan Agreement, we drew an additional Term Loan of $20.0 million. The agreement allowed for borrowing up to $70.0 million at our option, $35.0 million being available commencing October 1, 2025 contingent upon the continued operation of the BEACON-IPF study and a further $35.0 million being available upon demonstrating that BEACON-IPF had achieved positive Phase 2b data sufficient to support continued development, in the sole discretion of Oxford. An additional $50.0 million could be made available to us at the sole discretion of Lender. Given the discontinuation of the BEACON-IPF trial, we do not expect to have access to additional borrowing under the Oxford Agreement. See Note 7 to the Notes to our financial statements of this Report for more information.
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
Our operations have been financed primarily through the issuance and sale of common stock and convertible preferred stock and our prior collaboration with Novartis.
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
•the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration, or FDA, and other comparable foreign regulatory authorities including but not limited to the European Medicines Agency (EMA) and the U.K. Medicines and Healthcare products Regulatory Agency (MHRA);
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

Cash Flows
The following summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash used in operating activities	$(155,503)	$(116,361)	$(94,631)
Net cash provided by (used in) investing activities	140,340	(127,012)	(150,204)
Net cash provided by financing activities	23,117	274,405	226,854
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,954	$31,032	$(17,981)
Cash Used in Operating Activities
Net cash used in operating activities increased due to higher spending related to third-party vendors to support research and development and general and administrative operations: approximately $27.0 million paid to outside service vendors in support of BEACON-IPF and an increase of $9.5 million in payroll and related employee costs.
Cash Provided (Used in) Investing Activities
Net cash provided by investing activities increased over the same period of prior year as maturities of marketable securities exceeded related purchases during the twelve months ended December 31, 2024, while purchases exceeded maturities during the twelve months ended December 31, 2023 as a result of the public offering of common stock in January 2023.
Cash Provided by Financing Activities
Net cash provided by financing activities decreased by $251.3 million primarily due to net proceeds of $270.3 million from the Company's January 2023 underwritten public offering, which was partially offset by additional Term Loans entered into during the twelve months ended December 31, 2024 associated with the Amended Loan Agreement.

Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements or holdings in any variable interest entities other than the operating lease commitments described in Note 15 to our financial statements appearing elsewhere in this Annual Report.
Material Cash Requirements
At December 31, 2024, we have a non-cancelable operating lease for office and laboratory space for a period of seven years through March 31, 2031. Refer to Note 14 and Note 15 to our financial statements appearing elsewhere in this Annual Report for a discussion of material obligations and commitments.
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
Revenue Recognition
As of December 31, 2024, all of our revenue to date has been generated from the Novartis Agreement. Following termination of the Novartis Agreement, we were no longer eligible to receive additional milestone or royalty payments under the arrangement, however, we continued to earn research and development services revenues through the effective termination date of April 18, 2023. We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, ("Topic 606") we perform the following five steps: (i) identification of the contract(s) with the customer, (ii) identification of the promised goods or services in the contract and determination of whether the promised goods or services are performance obligations, (iii) measurement of the transaction price, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to our customer.
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
Interest rate fluctuation risk
Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. The primary objective of our short-term investment portfolio is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. At December 31, 2024 and 2023, we had cash and cash equivalents, restricted cash and short-term investments of $357.2 million and $495.7 million, respectively, which consisted of cash, money market funds, U.S. Treasury securities, U.S. Government Agency securities, and highly rated investment grade corporate debt securities.
Under the Amended Loan Agreement, we had a $30.0 million term loan outstanding as of December 31, 2024 which is subject to the movement in interest rates. The principal amount outstanding under the Term Loans will accrue interest at a floating per annum rate equal to (i) the greater of (a) 1-month term Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) three and one-half percent (3.50%) plus (ii) five and one-quarter percent (5.25%), subject to an agreed upon floor of 8.75%.
Due to the short-term maturities of our cash equivalents and short-term investments, and the amount of principle outstanding under the Amended Loan Agreement with Oxford, an immediate 100 basis point change in interest rates would not have a material effect on our financial condition.
Foreign currency exchange risk
Most of our operating expenses are denominated in U.S. dollars and, as a result, we have not experienced significant foreign currency transaction gains and losses to date. We have limited foreign currency exposure associated with our operating expenses. Our exposures are primarily limited to fluctuations in the Euro, Great British Pound and Japanese Yen. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations. However, our operations may become subject to more significant fluctuations in foreign currency exchange rates in the future if we continue to contract with vendors outside of the U.S. and expand our operations internationally.
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
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Pliant Therapeutics, Inc. (the "Company") as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company records accrued expenses for costs of research and development activities which include the conduct of clinical studies by third-party CRO service providers, based upon the estimated amount of services provided but not yet invoiced. Any payments made in advance of services provided are recorded as prepaid assets, which are expensed as the contracted services are performed. The Company estimates the amount of work completed through the review of detailed budgets and timelines included in its contracts and agreements and updates these estimates with information obtained from third-party service providers and internal personnel on a quarterly basis.
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

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s accrued and prepaid research and development expenses related to CROs included the following, among others:
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
•For a sample of agreements and contracts, we read the related statement of work, purchase order, and inspected information the Company received from its third-party service providers. We tested the accuracy and completeness of the underlying information used in the estimates and evaluated the significant assumptions that are used by management to estimate the recorded amounts by performing the following procedures:
◦Performed corroborating inquiries with the Company’s research and development personnel that oversee the CRO’s studies to obtain information regarding the nature and extent of progress of the clinical studies.
◦Obtained written confirmations directly from the Company’s third-party service providers regarding the accuracy and completeness of contracted amounts and percentage of completion.
◦Evaluated management’s judgments using the evidence obtained.
◦For a sample of agreements and contracts, we obtained the corresponding invoices and evidence of payment to test the Company’s disbursements made to third-party service providers as of December 31, 2024.
•We compared invoices received by the Company subsequent to December 31, 2024, to the accrued research and development expenses related to CROs recognized by the Company as of that date.

/s/ Deloitte & Touche LLP
San Francisco, California
March 3, 2025
We have served as the Company's auditor since 2018.

Pliant Therapeutics, Inc.
Balance Sheets
(In thousands, except number of shares and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$71,188	$63,234
Short-term investments	284,536	431,011
Prepaid expenses and other current assets (Note 5)	6,540	11,257
Total current assets	362,264	505,502
Property and equipment, net	5,525	3,567
Operating lease right-of-use assets	27,243	1,211
Restricted cash	1,482	1,482
Other non-current assets	435	392
Total assets	$396,949	$512,154
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,960	$4,531
Accrued research and development	14,363	12,456
Accrued liabilities (Note 6)	12,353	10,219
Lease liabilities, current	542	1,318
Total current liabilities	33,218	28,524
Lease liabilities, non-current	29,439	—
Long-term debt (Note 7)	30,211	10,054
Total liabilities	92,868	38,578
Commitments and Contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.0001 par value 10,000,000 shares authorized at December 31, 2024 and 2023, none issued or outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at December 31, 2024 and 2023; and 60,860,838 and 59,921,002 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively;	6	6
Additional paid-in capital	1,013,806	972,973
Accumulated deficit	(710,052)	(499,748)
Accumulated other comprehensive gain	321	345
Total stockholders’ equity	304,081	473,576
Total liabilities and stockholders’ equity	$396,949	$512,154
The accompanying notes are an integral part of these financial statements.

Pliant Therapeutics, Inc.
Statements of Operations and Comprehensive Loss
(In thousands, except number of shares and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$—	$1,580	$9,685
Operating expenses:
Research and development	(169,310)	(127,797)	(96,936)
General and administrative	(59,055)	(57,928)	(39,949)
Total operating expenses	(228,365)	(185,725)	(136,885)
Loss from operations	(228,365)	(184,145)	(127,200)
Interest and other income (expense), net	21,085	24,076	4,670
Interest expense	(3,024)	(1,267)	(791)
Net loss	$(210,304)	$(161,336)	$(123,321)
Net loss per share - basic and diluted	$(3.47)	$(2.75)	$(2.94)
Weighted average shares used in computing net loss per share - basic and diluted	60,538,639	58,719,083	42,015,908
Comprehensive loss:
Net loss	$(210,304)	$(161,336)	$(123,321)
Net unrealized (loss) gain on short-term investments	(24)	2,303	(1,757)
Total other comprehensive (loss) gain	(24)	2,303	(1,757)
Comprehensive loss	$(210,328)	$(159,033)	$(125,078)

The accompanying notes are an integral part of these financial statements.

Pliant Therapeutics, Inc.
Statements of Stockholders’ Equity
(In thousands, except number of shares and per share amounts)

			Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2021	36,083,301	$3	$414,348	$(201)	$(215,091)	$199,059
Common stock issued in a public offering, net of offering expenses	12,432,432	2	215,399	—	—	215,401
Issuance of common stock under benefit plans	403,680	—	1,360	—	—	1,360
Vesting of restricted stock awards	21,841	—	2	—	—	2
Stock-based compensation expense	—	—	22,598	—	—	22,598
Net unrealized loss on short-term investments	—	—	—	(1,757)	—	(1,757)
Net loss	—	—	—	—	(123,321)	(123,321)
Balance at December 31, 2022	48,941,254	$5	$653,707	$(1,958)	$(338,412)	$313,342
Common stock issued in a public offering, net of offering expenses	9,583,334	1	269,781	—	—	269,782
Issuance of common stock under benefit plans	1,396,414	—	5,002	—	—	5,002
Stock-based compensation expense	—	—	44,483	—	—	44,483
Net unrealized gain on short-term investments	—	—	—	2,303	—	2,303
Net loss	—	—	—	—	(161,336)	(161,336)
Balance at December 31, 2023	59,921,002	$6	$972,973	$345	$(499,748)	$473,576
Issuance of common stock under benefit plans	939,836	—	3,207	—	—	3,207
Stock-based compensation expense	—	—	37,626	—	—	37,626
Net unrealized loss on short-term investments	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	(210,304)	(210,304)
Balance at December 31, 2024	60,860,838	$6	$1,013,806	$321	$(710,052)	$304,081
The accompanying notes are an integral part of these financial statements.

Pliant Therapeutics, Inc.
Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(210,304)	$(161,336)	$(123,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,125	1,841	1,823
Stock-based compensation expense	37,626	44,483	22,598
Non-cash operating lease expense	3,451	2,390	1,858
Amortization (accretion) on short-term investments and debt	2,510	(4,990)	(1,806)
Changes in operating assets and liabilities:
Accounts receivable	—	1,983	15
Prepaid expenses and other current assets	4,717	(3,735)	(294)
Other non-current assets	(43)	—	201
Accounts payable	1,428	2,969	(1,351)
Accrued liabilities	3,807	2,781	7,904
Operating lease liabilities	(820)	(2,747)	(2,258)
Net cash used in operating activities	(155,503)	(116,361)	(94,631)
Cash flows from investing activities
Purchase of short-term investments	(211,285)	(583,069)	(325,716)
Maturity of short-term investments	355,473	456,978	177,272
Purchase of property and equipment	(3,848)	(921)	(1,760)
Net cash provided by (used in) investing activities	140,340	(127,012)	(150,204)
Cash flows from financing activities
Proceeds from sale of common stock in a public offering	—	270,251	216,201
Proceeds from issuances of common stock under benefit plans	3,207	5,001	1,360
Payment of offering costs	—	(847)	(557)
Proceeds from term loan, net of issuance costs	19,910	—	9,850
Net cash provided by financing activities	23,117	274,405	226,854
Net increase (decrease) in cash and cash equivalents	7,954	31,032	(17,981)
Cash, cash equivalents and restricted cash at beginning of period	64,716	33,684	51,665
Cash, cash equivalents and restricted cash at end of period	$72,670	$64,716	$33,684
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,620	$1,149	$615
Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	$71,188	$63,234	$33,684
Restricted cash	1,482	1,482	—
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$72,670	$64,716	$33,684
Supplemental disclosures of noncash investing and financing activities:
Net unrealized (loss) gain on short-term investments	$(24)	$2,303	$(1,757)
Purchase of property and equipment in accounts payable	$236	$—	$—
Reclassification of restricted stock awards from liabilities to common stock upon vesting	$—	$—	$2
Supplemental disclosures of cash flow information related to leases:
Cash paid for operating lease liabilities in operating cash flows	$4,698	$3,846	$2,657
Right-of-use assets obtained in exchange for new operating lease liabilities	$29,779	$—	$950
Decrease in right-of -use assets and liabilities from lease modifications	$—	$1,821	$—
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
At contract inception, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To date, our revenues have been generated solely from the Collaboration and License Agreement with Novartis (the “Novartis Agreement”). The Novartis Agreement, which was terminated effective April 18, 2023, included licenses of intellectual property, cost reimbursements, research and development services, upfront signing fees, milestone payments and royalties on future licensee’s product sales.
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
Royalties
Sales-based royalties, including milestone payments based on the level of sales, are considered to be predominately related to the license included in the arrangement, and we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). We did not recognize any royalty revenue from the Novartis Agreement during the period it was in effect.
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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company invests in Money Market Funds, United States (“U.S.”) Treasury securities, government notes and corporate debt securities. The Company limits its credit risk associated with its cash and cash equivalents by placing them with banks and institutions it believes are highly credit worthy and in highly rated investments. However, the Company had deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000. The Company performs credit evaluations of its customer, and the risk with respect to accounts receivable is further mitigated by the short duration of customer payment terms, generally within 60 days, and the pedigree of the customer base. During the year ended December 31, 2024, the Company had no revenue or accounts receivable, and during the years ended December 31, 2023 and 2022, Novartis accounted for 100% of the Company’s revenue and accounts receivable.
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
Segment
The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing novel therapies for fibrotic diseases. The Company’s chief executive officer, who is the chief operating decision maker ("CODM"), reviews financial information on an aggregate basis for allocating and evaluating financial performance; however, our CODM is regularly provided with more detailed expense information than what is included in our Statement of Operations and Comprehensive Loss. See Note 13 for further details. The single operating segment constitutes all of the Company activity, the chief operating decision maker regularly reviews the entity-wide operating results and performance. All long-lived assets are maintained in the United States of America.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist of amounts invested in Money Market Funds and are stated at fair value.
Restricted Cash
Our restricted cash balance of $1.4 million as of December 31, 2024 and 2023 represented cash required to be held as collateral by a financial institution to guarantee lease payments due to our landlord at Oyster Point Blvd, South San Francisco, California (the "Oyster Point Lease").
Short-Term Investments
The Company’s short-term investments consist of U.S. Treasury securities, U.S. government agency securities and corporate debt securities with remaining maturities beyond three months at the date of purchase. The Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time even prior to maturity and such investments represent cash available for current operations. As a result, short-term investments may include securities with maturities beyond twelve months that are classified within current assets in the Balance Sheets. As of December 31, 2024 and 2023, all of the Company’s short-term investments were classified as available-for-sale and were carried at fair market value with unrealized losses recorded in other comprehensive (loss) gain in the statements of operations and comprehensive loss. See Note 3 for further details.
The Company records an allowance for credit losses using an expected loss model. Credit losses are limited to the amount by which the amortized cost of an investment exceeds its fair value. A previously recognized credit loss may be decreased in subsequent periods if the Company’s estimate of fair value for the investment increases. To determine whether to record a credit loss, the Company considers issuer specific credit ratings and historical losses as well as current economic conditions and its expectations for future economic conditions. The Company has not recorded any credit losses during the three years ended December 31, 2024, 2023 and 2022.

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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long-lived assets during the years ended December 31, 2024, 2023 and 2022.
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
Stock-Based Compensation
The Company’s stock-based equity awards include restricted stock awards, stock options, restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs"), issued under the Company's 2020 Stock Option and Incentive Plan (the "2020 Plan"), 2022 Inducement Plan ("Inducement Plan") and shares issued under the Company’s 2020 Employee Stock Purchase Plan ("ESPP"). Stock-based compensation for awards that are granted to employees is accounted at fair value on the award grant date and the expense is recognized over the period the employee is required to provide service in exchange for the award, which is generally on a straight-line basis over the vesting period of the award. The expense is recorded in either research and development or general and administrative expenses in the statements of operations and comprehensive loss based on the function to which the related services are provided. Forfeitures are accounted for as they occur.
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
The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes. The Company assesses all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.
The Company includes any penalties and interest expense related to income taxes as a component of income tax expense, as necessary.
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders' equity that result from transactions and economic events other than those with stockholders. The Company's comprehensive gain (loss) represents unrealized losses and gains on short-term investments.
Interest and other income (expense)
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
Common stock equivalent shares are excluded from the computation of diluted net loss or income per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is generally the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is antidilutive. The Company reported a net loss attributable to common stockholders during the years ended December 31, 2024, 2023 and 2022.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting - Improvements to Reportable Segment Disclosures”, which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The guidance is effective for the Company's annual periods beginning in 2024 and interim periods beginning in the first quarter of fiscal year 2025. The Company adopted the standard on December 31, 2024. The adoption of this standard did not have a material impact on the Company's consolidated financial statements. See Note 13, Segment, for the updated segment disclosures as a result of adopting this ASU.
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): "Improvements to Income Tax Disclosures", which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of this standard on its disclosures and will adopt the ASU for its 2025 10-K.
In November 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses,” which aims to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective for the Company's annual periods beginning in 2027 and interim periods beginning in the first quarter of fiscal year 2028. The Company is currently evaluating the impact of the new guidance.
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
There were no assets or liabilities recorded at fair value using Level 3 inputs as of December 31, 2024 and 2023.
The following tables show the Company’s cash and cash equivalents and short-term investments by significant investment category as of December 31, 2024 and 2023 (in thousands):

		As of December 31, 2024				As of December 31, 2023
		Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Money Market Funds	Level 1	$54,825	$—	$—	$54,825	$57,241	$—	$—	$57,241
U.S. Treasury securities	Level 2	9,968	7	—	9,975	27,250	46	(8)	27,288
U.S. Government Agency Securities	Level 2	77,769	235	—	78,004	133,655	563	(132)	134,086
Corporate debt securities	Level 2	196,479	160	(82)	196,557	269,761	213	(337)	269,637
Total financial assets		$339,041	$402	$(82)	$339,361	$487,907	$822	$(477)	$488,252

	As of December 31, 2024				As of December 31, 2023
Classified as:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Cash equivalents	$54,825	$—	$—	$54,825	$57,241	$—	$—	$57,241
Short-term investments	284,216	402	(82)	284,536	430,666	822	(477)	431,011
Total	$339,041	$402	$(82)	$339,361	$487,907	$822	$(477)	$488,252
The Company may sell certain of its short-term securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.
The following summarizes the remaining contractual maturities of the Company’s short-term investments as of December 31, 2024:

	Adjusted Cost	Market Value
Mature in 1 year or less	$276,666	$277,008
Mature in 1 to 2 years	7,550	7,528
Total	$284,216	$284,536

There were no liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023. There have been no transfers between fair value measurement levels during the years ended December 31, 2024 and 2023. In addition, there were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2024 and 2023.
The Company records interest income and accretion income earned on Money Market Funds and U.S. Treasury, U.S. government agency and corporate debt securities to interest and other income (expense), net in its statement of operations and comprehensive loss.
4.    Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Laboratory equipment	10,988	10,410
Leasehold improvements	2,118	1,663
Furniture and Fixture	1,775	—
Computer equipment and software	1,105	124
Construction-in-progress	346	52
Total property and equipment, gross	16,332	12,249
Less: Accumulated depreciation	(10,807)	(8,682)
Total property and equipment, net	5,525	3,567
Depreciation expense during the year ended December 31, 2024 was $2.1 million and for each of the years ended December 31, 2023 and 2022 was $1.8 million.
5.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Prepaid research and development	$2,101	$3,403
Prepaid insurance	877	1,131
Prepaid licenses	1,097	2,454
Interest receivable	2,302	2,997
Other	163	1,272
Total prepaid expenses and other current assets	$6,540	$11,257

6.    Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued compensation and benefits	$11,154	$9,042
Other accrued liabilities	1,199	1,177
Total accrued liabilities	$12,353	$10,219
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
On March 11, 2024, we entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with the Lender to borrow a series of term loans up to an aggregate principal amount of $150.0 million (the “Term Loans”), of which $50.0 million is subject to the Lender’s sole discretion. The availability of additional term loans is dependent upon the status of BEACON-IPF, a global Phase 2b trial in patients with idiopathic pulmonary fibrosis (IPF).
Pursuant to the Amended Loan Agreement, we drew an initial Term Loan of $30.0 million, inclusive of $10.0 million in principal amount previously outstanding under the Oxford Loan Agreement. Under the agreement, additional borrowing of up to an additional $70.0 million of Term Loans would be available at our option, $35.0 million being available commencing October 1, 2025 contingent upon the continued operation of the BEACON-IPF study and a further $35.0 million being available upon demonstrating that BEACON-IPF had achieved positive Phase 2b data sufficient to support continued development, in the sole discretion of Oxford. Given the discontinuation of the BEACON-IPF trial, we do not expect to have access to additional borrowing under the Oxford Agreement. Refer to Note 19 for further discussion regarding the discontinuation of BEACON-IPF.
In connection with the Amended Loan Agreement, the Company granted the Lender a security interest in substantially all of the Company’s assets now owned or hereafter acquired, excluding intellectual property to the extent the aggregate amount of Term Loans advanced and outstanding does not exceed $50.0 million (but including the right to payments and proceeds of intellectual property) and certain customary exceptions. There are no warrants or current financial covenants associated with the Amended Loan Agreement, however, if the aggregate original principal amount of Term Loans exceeds $30.0 million and, in Oxford’s sole discretion, bexotegrast demonstrates negative Phase 2b or Phase 3 data in IPF, or the Company has been issued a complete response letter by the FDA for its IPF new drug application submission, the Company is required to maintain a cash balance of at least 50% of the aggregate outstanding principal of Term Loans then outstanding.
The principal amount outstanding under the Term Loans will accrue interest at a floating per annum rate equal to (i) the greater of (a) 1-month term Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) three and one-half percent (3.50%) plus (ii) five and one-quarter percent (5.25%), subject to an agreed upon floor of 8.75%. Beginning on July 1, 2028, which may be extended to July 1, 2029 (subject to certain conditions set forth in the Amended Loan Agreement), the Company is required to repay the Term Loans in consecutive equal monthly payments of principal, together with applicable interest, in arrears. Interest on the Term Loans is paid on a monthly basis. All unpaid principal and accrued and unpaid interest with respect to each Term Loan will be due and payable in full on March 1, 2029, which may be extended to March 1, 2030 (subject to certain conditions set forth in the Amended Loan Agreement). Accrued interest as of December 31, 2024 and December 31, 2023 is included in other accrued liabilities.
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
The estimated fair value of the term loan as of December 31, 2024 was measured using Level 3 inputs and approximates the carrying value recorded to the balance sheet. The effective interest rate for the term loan is 11.51% for December 31, 2024 and 12.69% for the years ended December 31, 2023 and 2022, respectively. Interest expense during the years ended December 31, 2024, 2023 and 2022 was $3.0 million, $1.3 million and $0.8 million, respectively.
Future maturities of debt as of December 31, 2024 are as follows (in thousands):

As of December 31, 2024
2028	$20,000
2029	10,000
Thereafter	—
Total	30,000
Less: unamortized debt issuance costs	(166)
Accretion of final payment	377
Total	$30,211

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
Revenues associated with the Novartis Agreement for the years ended December 31, 2024, 2023 and 2022, were nil, $1.6 million and $9.7 million, respectively, which consisted of revenue generated from research and development services and a $4.0 million contingent payment received in 2022 associated with the integrin research target program.
As of December 31, 2024 and 2023, there were no receivables, contract assets or contract liabilities related to the Novartis Agreement.
9. Preferred Stock
Under the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue two classes of shares: preferred stock and common stock. The preferred stock may be issued in series, and the Company’s board of directors is authorized to determine the rights, preferences, and terms of each series. These rights, preferences and terms could include dividend rights, conversion rights, voting rights, terms of redemptions, liquidation preferences and sinking fund terms. As of December 31, 2024 and 2023, the Company was authorized to issue 10,000,000 shares of preferred stock and there was no preferred stock outstanding as of December 31, 2024 and 2023.
10. Common Stock
As of December 31, 2024 and 2023, the Company had 300,000,000 authorized shares of common stock, at a par value of $0.0001 per share. The common stock has the following rights and privileges:
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

Shares reserved for future issuance

	December 31,
	2024	2023
Outstanding stock options	8,300,804	6,953,487
Vesting of RSUs	932,634	874,748
Vesting of PSUs*	—	328,752
Shares of common stock available for future grants under the 2020 Stock Option and Incentive Plan	4,212,229	2,882,239
Shares of common stock available for future issuance under the 2020 ESPP	1,294,745	805,756
Shares of common stock available for future issuance under the 2022 Inducement Plan	1,460,000	700,000
Total shares reserved for future issuance	16,200,412	12,544,982
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
The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options or other awards including stock appreciation rights, restricted stock awards and restricted stock units to the Company’s employees, officers, directors, advisors and consultants. As of December 31, 2024, the 2020 Plan had 4,212,229 shares of common stock available for future issuance.
In 2022, the Board of Directors adopted the 2022 Inducement Plan ("Inducement Plan"), under which the Company may grant nonqualified stock options or other awards including stock appreciation rights and restricted stock awards. As of December 31, 2024, 1,460,000 shares of common stock were available for issuance.
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
The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for stock option awards with the following assumptions:

	Year Ended December 31,
	2024		2023		2022
	Min	Max	Min	Max	Min	Max
Expected volatility	85.02%	88.02%	80.97%	83.28%	73.78%	80.64%
Risk-free interest rate	3.45%	4.60%	3.42%	4.68%	1.64%	4.16%
Expected dividend	—	—	—	—	—	—
Expected term (in years)	5.31	6.08	5.31	6.08	5.33	6.08
Underlying common stock fair value	$11.09	$17.44	$15.25	$34.65	$4.92	$24.23

A summary of option activity under the 2015 Plan and the 2020 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	6,953,487	$17.95	7.7	$32,646
Granted	2,541,819	$15.00
Exercised	(248,343)	$7.29
Forfeited	(946,159)	$19.18
Outstanding as of December 31, 2024	8,300,804	$17.23	7.5	$13,769
Exercisable as of December 31, 2024	4,733,737	$16.99	6.6	$11,734
Vested and expected to vest as of December 31, 2024	8,300,804	$17.23	7.5	$13,769
As of December 31, 2024, there was $42.2 million of unrecognized compensation costs that is expected to be recognized over the weighted-average periods of 2.5 years related to stock options. The total intrinsic value of stock options exercised was $1.9 million, $11.4 million and $2.0 million for December 31, 2024, 2023 and 2022, respectively. Intrinsic value represents the difference between the current fair value of the underlying stock and the exercise price of the stock option at the respective balance sheet dates. The weighted-average grant date fair value of options granted during the years ended December 31, 2024, 2023 and 2022 was $15.00, $27.22 and $7.82 per share, respectively.
Restricted Stock Units
The service-based condition for restricted stock units ("RSUs") is generally satisfied over two or three years. The following table sets forth the outstanding RSUs and related activity for the year ended December 31, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2023	874,748	$29.85
Granted	599,011	$17.39
Released	(425,979)	$25.93
Forfeited	(115,146)	$24.63
Unvested and outstanding as of December 31, 2024	932,634	$24.28
As of December 31, 2024, the Company had $13.4 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 1.6 years.
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
The fair value of PSUs with clinical development vesting conditions were determined to be equal to the fair market value of the Company's share price on the date of grant. The fair value of the TSR PSUs were derived from a Monte Carlo simulation model that used the following key assumptions:

Valuation date share price	$17.57
Award term (years)	1.92
Volatility	70.62%
Correlation coefficient	0.3508
Average peer group volatility	79.69%
Average peer group correlation coefficient	0.4397
Risk free interest rate	2.84%
The following table sets forth the outstanding PSUs associated with the TSR goal and related activity for the years ended December 31, 2024 and 2023:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2022	354,532	$29.15
Forfeited	(25,782)	$29.15
Unvested balance at December 31, 2023	328,750	$29.15
Vested	(155,290)	$29.15
Forfeited	(173,460)	29.15
Unvested balance at December 31, 2024	—	$—
As of December 31, 2022, 177,266 PSUs, with a weighted average grant date fair value of $17.57, associated with clinical development milestones met their vesting conditions. In March and July 2023 the second and the third clinical development vesting conditions were achieved and the remaining 531,792 PSUs relating to clinical development vesting conditions vested. There are no remaining PSUs outstanding as of December 31, 2024.
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
Under the 2020 ESPP, eligible employees may purchase shares of our common stock through payroll deductions that cannot exceed 15% of the employee’s salary. The 2020 ESPP provides for a six-month offering period. At the end of the purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of the fair market value at the beginning or end of the offering period subject to tax limitations on the total value of the purchase. The 2020 ESPP is considered a compensatory plan, and the Company recorded $0.5 million, $0.6 million and $0.4 million in stock-based compensation expense for years ended December 31, 2024, 2023 and 2022, respectively. During the years ended December 31, 2024, 2023 and 2022, 110,222 shares, 82,428 shares and 85,969 shares, respectively, of common stock were issued under the 2020 ESPP.
The Company used the Black-Scholes option pricing model to estimate stock-based compensation expense for the 2020 ESPP with the following assumptions:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.80% - 5.27%	5.20% -5.47%	0.60% -3.34%
Expected term of options (in years)	0.50	0.50	0.50
Expected stock price volatility	50.95% - 63.92%	54.78% - 69.15%	63.17% - 82.02%
Expected dividends	—%	—%	—%

Stock-Based Compensation Expense
The following table presents the classification of stock-based compensation expense during the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Restricted stock awards	$—	$—	$36
Stock options and ESPP	24,764	21,313	13,280
Restricted stock units	11,585	11,149	1,892
Performance-based restricted stock units	1,277	12,021	7,390
Total stock-based compensation expense	$37,626	$44,483	$22,598
Research and development expenses	$14,108	$17,973	$8,730
General and administrative expenses	$23,518	$26,510	$13,867
12.    Income Taxes
The Company had a pre-tax U.S. book loss of $210.3 million, $161.3 million, and $123.3 million, for the years ended December 31, 2024, 2023 and 2022, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company did not record an income tax provision. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax assets will not be realized.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Income tax computed at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	(0.6)%	6.7%	7.3%
General business credit—federal	3.3%	5.3%	3.6%
Stock-based compensation	(1.6)%	0.9%	(1.0)%
Other permanent differences	(0.2)%	0.1%	(0.4)%
Section 162(m)	(0.7)%	(3.8)%	—%
Change in valuation allowance	(21.2)%	(30.2)%	(30.5)%
Effective income tax rate	—%	—%	—%
Net deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$94,882	$78,452
Research and development credits	37,740	29,559
Accrued expenses	1,862	2,211
Other	757	1,350
Capitalized research and development	55,291	34,769
Lease liability	6,300	369
Stock based compensation	7,722	8,291
Total deferred tax assets	204,554	155,001
Deferred tax liabilities:
Fixed asset basis	—	(123)
Prepaid expenses	(331)	(598)
Right of use asset	(5,725)	(339)
Total deferred tax liabilities	(6,056)	(1,060)
Valuation allowance	198,498	153,941
Net deferred taxes	$—	$—
Net operating losses and tax credit carryforwards were as follows (in thousands):

	December 31, 2024	Expiration Year
Net operating losses, federal (starting from January 1, 2018)	$289,189	Does not expire
Net operating losses, federal (before January 1, 2018)	$29,486	2035-2037
Net operating losses, state	$397,900	2035-2044
Tax credits, federal	$40,517	2036-2044
Tax credits, state	$9,077	Does not expire
Utilization of the net operating loss carryforwards and research credit carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code (“IRC”) and similar state provisions. Annual limitations may result in the expiration of the net operating losses and tax credit carryforwards before they are utilized. The Company performed a IRC Section 382 analysis through December 31, 2024 and does not expect any previous ownership changes to result in a limitation that will reduce the total amount of net operating loss and tax credit carryforwards disclosed that can be utilized. Subsequent ownership changes may affect the limitation in future years.
During the years ended December 31, 2024 and 2023, the Company recorded a full valuation allowance on federal and state deferred balances since management does not forecast the Company to be in a profitable position in the near future. Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2024 and 2023 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards and were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Valuation allowance at the beginning of the year	$153,941	$105,684
Increases recorded to income tax provision	44,557	48,257
Valuation allowance at the end of the year	$198,498	$153,941
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
The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. The Company's accounting policy is to include interest and penalties as a component of tax expense. During the years ended December 31, 2024 and 2023, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2024	2023
January 1	$7,974	$5,196
Additions based on tax positions related to current year	2,505	2,475
(Reductions) additions for tax positions of prior year	(240)	303
December 31	$10,239	$7,974
Effective January 1, 2022, we are subject to mandatory capitalization of Section 174 research and development expenditures. The capitalized expenses are subject to amortization over five and fifteen years for expenses incurred within the U.S. and outside of U.S., respectively.

13.    Segment
The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing novel therapies for patients. The CODM reviews financial information on an aggregate basis for allocating and evaluating financial performance. The Company defines its segments based on the way in which internally reported financial information is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources. The CODM assesses performance for the segment and decides how to allocate resources based on net loss which is also reported on the Statement of Operations and Comprehensive Loss as consolidated net loss.
All long-lived assets are maintained in the United States of America.
Our CODM is regularly provided with more detailed expense information than what is included in our Statement of Operations and Comprehensive Loss. The table below shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP to the Company’s total net loss in the statements of operations (in thousands)

	Year Ended
	2024	2023	2022
Revenue	$—	$1,580	$9,685
Operating expenses:
Bexotegrast - clinical trial and outside service third party contracting costs	86,365	51,446	29,890
Employee-related expenses - research and development (excluding stock-based compensation)	35,489	28,685	21,727
General and administrative costs (excluding stock-based compensation)	35,537	31,418	26,082
Other segment items	70,974	74,176	59,186
Segment loss	228,365	184,145	127,200
Reconciliation of segment loss
Interest and other (income) expense, net	(21,085)	(24,076)	(4,670)
Interest expense	3,024	1,267	791
Net loss	$210,304	$161,336	$123,321
Other segment items include total stock-based compensation and research and development costs related to other pipeline programs and other non-program costs (excluding employee-related expenses).
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
15.    Leases
On September 28, 2023, the Company entered into a lease agreement for premises consisting of approximately 100,904 square feet of office and laboratory space located at Oyster Point Blvd, South San Francisco, California (the "Oyster Point Lease"), which is being used as a single unified the Company headquarters. The lease term of approximately seven years started in the second quarter of 2024 when the Landlord substantially completed tenant improvements, and may be extended for a period of eight years at then prevailing market rates for a comparable property. Future lease payments are approximately $41.9 million which represent payments due for the initial term of the lease. We excluded extension options that are not reasonably certain to be exercised from our lease terms. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease term. Additionally, the Company provided a letter of credit to the Landlord in the amount of $1.4 million in connection with the Oyster Point Lease, which is classified as restricted cash as of December 31, 2024.
Though the Oyster Point Lease is accounted for as a single contract, the office space was occupied in March 2024 while the laboratory space was occupied in June 2024. Accordingly, the Company measured and allocated consideration to each lease component. Upon commencement of each lease component the Company recognized an aggregate right-of-use asset ("ROU") and lease liability of $23.7 million and $6.1 million during the quarters ended March 31, 2024 and June 30, 2024, respectively.
Operating lease ROU assets and liabilities on our balance sheets represent the present value of our remaining lease payments over the remaining lease terms. We use our incremental borrowing rate to calculate the present value of our lease payments, as the implicit rates in our leases are not readily determinable. Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of the commencement of the new lease.
The undiscounted future non-cancellable lease payments of the Company's operating lease liability as of December 31, 2024 were as follows (in thousands):

Year ending December 31:	Operating Leases
2025	$3,287
2026	4,406
2027	5,898
2028	7,468
2029	8,129
Thereafter	12,693
Total undiscounted lease payments	41,881
Less: Present value discount	(11,900)
Total discounted lease payments	29,981
Total current operating lease liabilities	542
Total non-current operating lease liabilities	29,439
Total lease liability	$29,981
The weighted-average remaining lease terms and discount rates related to the Company's operating leases were as follows:

	As of December 31,
	2024	2023
Weighted-average remaining lease term (in years)	6.4	0.6
Weighted-average discount rate	9.3%	13.6%
Variable lease costs comprise primarily of the Company's proportionate share of operating expenses, property taxes, and insurance. Short-term lease expense and variable lease payments recorded in operating expenses were immaterial for the years ended December 31, 2024, 2023 and 2022. Lease expenses are as follows (in thousands)

	As of December 31,
	2024	2023	2022
Operating lease costs	$5,756	$2,771	$2,501
Other variable costs	1,428	766	721
Total expense	$7,184	$3,537	$3,222
16.     Related Party Transactions
In June 2022 and 2021, the Company granted 15,000 and 26,572 stock options with a grant date fair value of $0.1 million and $0.5 million to partners of Third Rock Ventures who were also serving as non-employee directors on the Company's Board of Directors. Both of the non-employee directors resigned from the Company's Board of Directors in 2022. The shares of common stock subject to these options have all vested. The stock-based compensation expense related to these options was immaterial during the year ended December 31, 2022. There were no related party transactions during the years ended December 31, 2024 and 2023.
17. Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of $1.3 million, $1.0 million and $0.8 million during the years ended December 31, 2024, 2023 and 2022, respectively.
18. Net Loss Per Share Attributable to Common Stockholders
The following common share equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	Year Ended December 31,
	2024	2023	2022
Options to purchase common stock	8,300,804	6,953,487	5,569,567
Restricted stock units	932,634	874,748	507,925
Performance-based restricted stock units*	—	328,750	354,532
Total	9,233,438	8,156,985	6,432,024
*PSUs outstanding based on target level of achievement of 100%.

19. Subsequent Event
In March 2025, we announced that we were discontinuing the BEACON-IPF Phase 2b trial following a prespecified data review and recommendation by the trial’s independent DSMB, as well as a secondary review and recommendation by an outside expert panel, due to an imbalance in safety events between the treatment and placebo groups. The Company plans to analyze the complete data from the BEACON-IPF trial and evaluate next steps for bexotegrast’s development.
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
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our company. There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Pliant Therapeutics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Pliant Therapeutics, Inc. (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 3, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
San Francisco, California
March 3, 2025
Item 9B. Other Information.
Rule 10b5-1 Trading Arrangements
Other than those listed below, none of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.
On November 27, 2024, Eric Lefebvre, our Chief Medical Officer, entered into a trading plan, or the Lefebvre 10b5-1 Sales Plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Under the Lefebvre 10b5-1 Sales Plan, which goes into effect on March 10, 2025, an aggregate of 111,781 shares of the Company’s common stock may be sold (such aggregate amount, which may be reduced by any shares sold prior pursuant to a prior trading plan adopted by Dr. Lefebvre on December 7, 2023 and prior to initiation of sales pursuant to the Lefebvre 10b5-1 Sales Plan, the “Lefebvre Authorized Shares”). The Lefebvre 10b5-1 Sales Plan, which was entered into during an open trading window under the Company’s insider trading policy, will be in effect until the earlier of (1) March 7, 2026, or (2) the date on which all Lefebvre Authorized Shares have been sold under the Lefebvre 10b5-1 Sales Plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item will be set forth in our Proxy Statement for our 2025 Annual Meeting of Stockholders and is incorporated herein by reference. Information required by this item regarding compliance with Section 16(a) of the Exchange Act will be set forth in our Proxy Statement and is incorporated herein by reference.
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
We have an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all personnel of Pliant and its subsidiaries, including directors, officers, employees and other covered persons. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this report.
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
3.Exhibits. The following is a list of exhibits filed with this Annual Report or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	File Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	10-Q	001-39303	3.1	August 11, 2020
3.2	Third Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-39303	3.1	September 24, 2024
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	333-238146	4.1	May 26, 2020
4.2	Description of the Registrant’s Securities	10-K	001-39303	4.3	March 16, 2021
10.1#	2020 Stock Option and Incentive Plan and forms of award agreement.	S-1/A	333-238146	10.2	May 26, 2020
10.2#	2015 Equity Incentive Plan and forms of award agreements thereunder.	S-1	333-238146	10.1	May 11, 2020
10.3#	2020 Employee Stock Purchase Plan.	S-1/A	333-238146	10.3	May 26, 2020
10.4#	Senior Executive Cash Incentive Bonus Plan.	S-1	333-238146	10.4	May 11, 2020
10.5#	Non-Employee Director Compensation Policy.	S-1/A	333-238146	10.6	May 26, 2020
10.6#	Executive Severance Plan.	S-1	333-238146	10.7	May 11, 2020
10.7#	Offer Letter, by and between the Registrant and Mike Ouimette, dated August 17, 2020.	10-Q	001-39303	10.1	November 10. 2020
10.8#	Offer Letter, by and between the Registrant and Éric Lefebvre, M.D., dated February 28, 2018.	S-1	333-238146	10.11	May 11, 2020
10.9#	Offer Letter, by and between the Registrant and Keith Cummings, M.D., MBA, dated November 29, 2018.	S-1	333-238146	10.10	May 11, 2020
10.10#	Offer Letter, by and between the Registrant and Hans Hull, J.D., dated February 10, 2016.	S-1	333-238146	10.9	May 11, 2020
10.11#	Offer Letter, by and between the Registrant and Bernard Coulie, M.D., Ph.D., dated October 12, 2015.	S-1	333-238146	10.8	May 11, 2020
10.12#	Form of Indemnification Agreement, by and between the Registrant and each of its directors and certain officers.	S-1	333-238146	10.13	May 11, 2020
10.14#	2022 Inducement Plan dated September 14, 2022.					X
10.15	Amended and Restated Loan and Security Agreement, by and among the Registrant, the lenders from time to time party thereto and Oxford Finance LLC, dated March 11, 2024.	10-Q	001-39303	10.3	May 6, 2024
10.16#	Amended and Restated Non-Employee Director Compensation Policy	10-K	001-39303	10.17	February 27, 2024

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	File Herewith
10.17#	Offer Letter, by and between the Registrant and Lily Cheung, dated December 21, 2022.	10-K	001-39303	10.21	March 9, 2023
10.18#	Lease Agreement by and between the Registrant and HCP BTC, LLC, dated September 28, 2023.	8-K	001-39303	10.1	October 23, 2023
10.19#	Amended and Restated Non-Employee Director Compensation Policy					X
19.1	Insider Trading					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97	Clawback Policy	10-K	001-39303	97	February 27, 2024
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X
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
Date: March 3, 2025

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

Name	Title	Date

/s/ Bernard Coulie	President, Chief Executive Officer and Director	March 3, 2025
Bernard Coulie, M.D., Ph.D.	Principal Executive Officer

/s/ Keith Cummings	Chief Financial Officer	March 3, 2025
Keith Cummings, M.D., M.B.A.	Principal Financial Officer

/s/ Hoyoung Huh	Chairman of the Board, Director	March 3, 2025
Hoyoung Huh, M.D., Ph.D.

/s/ Suzanne Bruhn	Director	March 3, 2025
Suzanne Bruhn, Ph.D.

/s/ Darren Cline	Director	March 3, 2025
Darren Cline, M.B.A.

/s/ David Pyott	Director	March 3, 2025
David Pyott, M.A, M.B.A.
/s/ Gayle Crowell	Director	March 3, 2025
Gayle Crowell

/s/ John Curnutte	Director	March 3, 2025
John Curnutte, M.D., Ph.D

/s/ Katharine Knobil	Director	March 3, 2025
Katharine Knobil, M.D.

/s/ Thomas McCourt	Director	March 3, 2025
Thomas McCourt

/s/Steve Krognes	Director	March 3, 2025
Steve Krognes, M.B.A.

/s/ Smital Shah	Director	March 3, 2025
Smital Shah, M.B.A.