Form 10-Q
period 2025-03-31
PLIANT THERAPEUTICS, INC.
filed 2025-05-08
CIK 1746473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number: 001-39303
PLIANT THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	47-4272481
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
331 Oyster Point Blvd., South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650) 481-6770
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.0001 per share	PLRX	The Nasdaq Stock Market LLC
Series A Junior Participating Preferred Purchase Rights	N/A	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2025, the registrant had 61,386,278 shares of common stock, $0.0001 par value per share, outstanding.

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
•The success, cost and timing of our product development activities, preclinical and clinical trials of our product candidates;
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
•The anticipated timing and cost savings of, and estimated expenses associated with, our recently announced restructuring and workforce reduction;
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Pliant Therapeutics, Inc.
Condensed Balance Sheets
(Unaudited)
(In thousands, except number of shares and per share amounts)

	March 31, 2025	*December 31, 2024
Assets
Current assets
Cash and cash equivalents	$91,936	$71,188
Short-term investments	213,709	284,536
Prepaid expenses and other current assets (Note 5)	5,546	6,540
Total current assets	311,191	362,264
Property and equipment, net (Note 4)	5,240	5,525
Operating lease right-of-use assets (Note 15)	26,430	27,243
Restricted cash	1,482	1,482
Other non-current assets	427	435
Total assets	$344,770	$396,949
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,622	$5,960
Accrued research and development	14,381	14,363
Accrued liabilities (Note 6)	7,429	12,353
Operating lease liabilities, current (Note 15)	771	542
Total current liabilities	28,203	33,218
Operating lease liabilities, non-current (Note 15)	29,119	29,439
Long-term debt (Note 7)	30,284	30,211
Total liabilities	87,606	92,868
Commitments and Contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024, 300,000 shares designated as Series A Junior Participating Preferred Stock at March 31, 2025 and none designated as Series A Junior Participating Preferred Stock at December 31, 2024; and none issued or outstanding at March 31, 2025 and December 31, 2024 (Note 8 and 10)	—	—
Common stock, $0.0001 par value per share; 300,000,000 shares authorized at March 31, 2025 and December 31, 2024; and 61,386,183 and 60,860,838 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively; (Note 9)	6	6
Additional paid-in capital	1,023,217	1,013,806
Accumulated deficit	(766,218)	(710,052)
Accumulated other comprehensive gain	159	321
Total stockholders’ equity	257,164	304,081
Total liabilities and stockholders’ equity	$344,770	$396,949
*The condensed balance sheet as of December 31, 2024 has been derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these condensed financial statements

Pliant Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except number of shares and per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$(43,436)	$(37,146)
General and administrative	(15,499)	(15,246)
Total operating expenses	(58,935)	(52,392)
Loss from operations	(58,935)	(52,392)
Interest and other income (expense), net	3,568	5,882
Interest expense	(799)	(445)
Net loss	$(56,166)	$(46,955)
Net loss per share - basic and diluted	$(0.92)	$(0.78)
Shares used in computing net loss per share - basic and diluted	61,222,676	60,180,921
Comprehensive loss:
Net loss	$(56,166)	$(46,955)
Net unrealized loss on short-term investments	(162)	(834)
Total other comprehensive loss	(162)	(834)
Comprehensive loss	$(56,328)	$(47,789)
The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except number of shares and per share amounts)

			Additional Paid-In Capital	Accumulated Other Comprehensive Gain/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2024	60,860,838	$6	$1,013,806	$321	$(710,052)	$304,081
Issuance of common stock under benefit plans	525,345	—	498	—	—	498
Stock-based compensation expense	—	—	8,913	—	—	8,913
Net unrealized loss on short-term investments	—	—	—	(162)	—	(162)
Net loss	—	—	—	—	(56,166)	(56,166)
Balance at March 31, 2025	61,386,183	$6	$1,023,217	$159	$(766,218)	$257,164

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

Pliant Therapeutics, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024
Cash flows from operating activities
Net loss	$(56,166)	$(46,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	448	513
Stock-based compensation expense	8,913	9,666
Non-cash operating lease expense	813	681
Net amortization (accretion) on short-term investments and debt	1,362	1,091
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	995	3,749
Other non-current assets	8	—
Accounts payable	(338)	2,257
Accrued liabilities	(4,808)	(910)
Operating lease liabilities	(91)	(363)
Net cash used in operating activities	(48,864)	(30,271)
Cash flows from investing activities
Purchase of short-term investments	(14,149)	(52,375)
Maturity of short-term investments	83,525	113,413
Purchase of property and equipment	(262)	(1,492)
Net cash provided by investing activities	69,114	59,546
Cash flows from financing activities
Proceeds from issuances of common stock under benefit plans	498	1,879
Proceeds from term loan, net of issuance costs	—	19,909
Net cash provided by financing activities	498	21,788
Net increase in cash and cash equivalents	20,748	51,063
Cash and cash equivalents and restricted cash at beginning of period	72,670	64,716
Cash, cash equivalents and restricted cash at end of period	$93,418	$115,779
Supplemental disclosures of cash flow information:
Cash paid for interest	$723	$501
Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	$91,936	$114,297
Restricted cash	1,482	1,482
Total cash, cash equivalents, and restricted cash	$93,418	$115,779
Supplemental disclosures of noncash investing and financing activities:
Net unrealized gain on short-term investments	$(162)	$(834)
Purchase of property and equipment in accounts payable and accrued liabilities	$132	$1,059
Supplemental disclosures of cash flow information related to leases:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$23,698
The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Notes to Condensed Financial Statements
(Unaudited)
1. Organization and Description of Business
Pliant Therapeutics, Inc. (the “Company” or “Pliant” or “we” or “our” or “us”) is a clinical-stage biopharmaceutical company focused on discovering and developing novel therapies for the treatment of fibrosis with an initial focus on treating fibrosis by inhibiting integrin-mediated activation of TGF-β. Fibrosis refers to the abnormal thickening and scarring of connective tissue due to the production and deposition of excess collagen in the extra-cellular matrix. Fibrosis can occur in many different tissues including lung, liver, kidney, muscle, skin and the GI tract, and often causes severe and debilitating disease leading to organ failure. The Company is located in South San Francisco, California, and was incorporated in the state of Delaware in June 2015.
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
BEACON-IPF
In March 2025, we announced that we were discontinuing the BEACON-IPF Phase 2b trial following a prespecified data review and recommendation by the trial’s independent Data Safety Monitoring Board (“DSMB”), as well as a secondary review and recommendation by an outside expert panel, due to an imbalance in safety events between the treatment and placebo groups. The Company plans to analyze the complete data from the BEACON-IPF trial and evaluate next steps for bexotegrast’s development.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”), for interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the unaudited interim condensed financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company's financial information. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.
The financial information included herein should be read in conjunction with the audited financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025 (the “2024 10-K”).
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three months ended March 31, 2025, as compared to the significant accounting policies described in Note 2 of the "Notes to the Financial Statements" in the Company's audited financial statements included in its 2024 10-K.

Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of additional categories of information about federal, state and foreign income taxes in the rate reconciliation table and more details about the reconciling items in some categories if items meet a quantitative threshold. The ASU requires entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact of this standard on its disclosures and will adopt the ASU for its Annual Report on Form 10-K for the year ended December 31, 2025.
In November 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses,” which aims to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective for the Company's annual periods beginning in 2027 and interim periods beginning in the first quarter of fiscal year 2028. The Company is currently evaluating the impact of the new guidance on its disclosures.
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
There were no assets or liabilities recorded at fair value to the condensed balance sheets using Level 3 inputs as of March 31, 2025 and as of December 31, 2024.
The following tables show the Company’s short-term investments and cash equivalents by significant investment category as of March 31, 2025 and December 31, 2024 (in thousands):

		As of March 31, 2025				As of December 31, 2024
		Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Money Market Funds	Level 1	$55,434	$—	$—	$55,434	$54,825	$—	$—	$54,825
U.S. Treasury securities	Level 2	2,997	1	—	2,998	9,968	7	—	9,975
U.S. Government agency securities	Level 2	61,045	125	—	61,170	77,769	235	—	78,004
Corporate debt securities	Level 2	158,626	72	(40)	158,658	196,479	160	(82)	196,557
Total financial assets		$278,102	$198	$(40)	$278,260	$339,041	$402	$(82)	$339,361

	As of March 31, 2025				As of December 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Classified as:
Cash equivalents	$64,551	$—	$—	$64,551	$54,825	$—	$—	$54,825
Short-term investments	213,551	198	(40)	213,709	284,216	402	(82)	284,536
Total	$278,102	$198	$(40)	$278,260	$339,041	$402	$(82)	$339,361

There were no liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024. The Company evaluates transfers between levels at the end of each reporting period and there have been no transfers between fair value measurement levels during the three months ended March 31, 2025. In addition, there were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024.
The Company records interest income, accretion income and amortization expense on short-term investments to interest and other income (expense), net in its condensed statement of operations and comprehensive loss.
4. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Laboratory equipment	$11,306	$10,988
Leasehold improvements	2,118	2,118
Furniture and fixtures	1,832	1,775
Computer equipment and software	1,105	1,105
Construction-in-progress	134	346
Total property and equipment, gross	16,495	16,332
Less: Accumulated depreciation	(11,255)	(10,807)
Total property and equipment, net	$5,240	$5,525
Depreciation expense was $0.4 million and $0.5 million for the three months ended March 31, 2025, and 2024, respectively.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Prepaid licenses	$2,084	$1,097
Interest receivable	1,683	2,302
Prepaid research and development	1,150	2,101
Prepaid insurance	572	877
Other	56	163
Total prepaid expenses and other current assets	$5,546	$6,540
6. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Accrued compensation and benefits	$5,386	$11,154
Other accrued liabilities	2,043	1,199
Total accrued liabilities	$7,429	$12,353
Accrued compensation and benefits consist primarily of accrued bonuses and accrued vacation.
7. Long-term Debt
In March 2024 we entered into an Amended Loan Agreement with Oxford Finance LLC (the “Lender” or “Oxford”) which upsized our existing Term Loan facility to a total size of $150.0 million aggregate principal amount (the “Term Loans”), of which $50.0 million is subject to the Lender’s sole discretion. The availability of additional Term Loans is contingent upon the continued operation of the BEACON-IPF study and results thereto. Pursuant to the Amended Loan Agreement, we drew an additional Term Loan of $20.0 million and given the discontinuation of the BEACON-IPF trial, we do not expect to have access to additional borrowing under the Oxford Agreement. See Note 7 of the "Notes to the Financial Statements" in the Company's audited financial statements included in the 2024 10-K for more information.
The principal amount outstanding under the Term Loans will accrue interest at a floating per annum rate equal to (i) the greater of (a) 1-month term Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) three and one-half percent (3.50%) plus (ii) five and one-quarter percent (5.25%), subject to an agreed upon floor of 8.75%. Beginning on July 1, 2028, which may be extended to July 1, 2029 (subject to certain conditions set forth in the Amended Loan Agreement), the Company is required to repay the Term Loans in consecutive equal monthly payments of principal, together with applicable interest, in arrears. Interest on the Term Loans is paid on a monthly basis. All unpaid principal and accrued and unpaid interest with respect to each Term Loan will be due and payable in full on March 1, 2029, which may be extended to March 1, 2030 (subject to certain conditions set forth in the Amended Loan Agreement). Accrued interest as of March 31, 2025 and December 31, 2024 is included in other accrued liabilities.
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
The Amended Loan Agreement contains representations and warranties, affirmative, and negative covenants, and events of default that are customary for loans of this type. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Loan Agreement, termination of the Term Loan commitments and the right by the Lender to foreclose on the collateral securing the obligations. During the existence of an event of default, the Term Loans would accrue interest at a rate per annum equal to 5.00% above the otherwise applicable interest rate.
The estimated fair value of the term loans as of March 31, 2025 was measured using Level 3 inputs and approximates the carrying value recorded to the balance sheet. The effective interest rate for the term loans are 10.61% and 11.93% for the three months ended March 31, 2025 and 2024, respectively. Interest expense during the three months ended March 31, 2025 and 2024 was $0.8 million and $0.4 million, respectively.
Future maturities of debt as of March 31, 2025 are as follows (in thousands):

As of March 31, 2025
2028	$20,000
2029	10,000
Thereafter	—
Total payments	30,000
Less: unamortized debt issuance costs	(158)
Accretion of final payment	442
Total	$30,284
8. Preferred Stock
Under the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue two classes of shares: preferred stock and common stock. The preferred stock may be issued in series, and the Company’s board of directors is authorized to determine the rights, preferences, and terms of each series. These rights, preferences and terms could include dividend rights, conversion rights, voting rights, terms of redemptions, liquidation preferences and sinking fund terms. As of March 31, 2025 and December 31, 2024, the Company was authorized to issue 10,000,000 shares of preferred stock and there was no outstanding preferred stock as of March 31, 2025 and December 31, 2024.
9. Common Stock
As of March 31, 2025 and December 31, 2024, the Company was authorized to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. The Common Stock has the following rights and privileges:
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
Shares reserved for future issuance

	As of March 31, 2025	As of December 31, 2024
Outstanding stock option awards	10,028,579	8,300,804
Vesting of RSUs	1,347,160	932,634
Shares of common stock available for future grants under the 2020 Stock Option and Incentive Plan	5,012,617	4,212,229
Shares of common stock available for future issuance under the 2020 Employee Stock Purchase Plan	1,753,367	1,294,745
Shares of common stock available for future grants under the 2022 Inducement Plan	1,185,000	1,460,000
Total shares reserved for future issuance	19,326,723	16,200,412
10. Stockholder Rights Agreement
On March 12, 2025, the Company's board of directors adopted a stockholder rights agreement and declared a dividend of one right (each, a “Right”) for each outstanding share of our common stock to stockholders of record at the close of business on March 25, 2025. Each Right entitles its holder, subject to the terms of the Rights Agreement (as defined below), to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.0001 per share, of the Company at an exercise price of $12.64 per Right, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of March 12, 2025 (the “Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., a federally chartered trust company, as rights agent. Subject to certain exceptions, Rights become exercisable and trade separately from our common stock only upon the earlier of (i) the close of business on the tenth business day following the public announcement of an Acquiring Person (as defined in the Rights Agreement) beneficially owning 20%, when referring to a passive investor, and 10%, when referring to a person that is not a passive investor, or more of our common stock, and (ii) the close of business on the tenth business day after the commencement of a tender offer or exchange offer that, if consummated, would result in a person or group becoming an Acquiring Person. The Rights will expire on March 11, 2026, unless such Rights are earlier redeemed, exchanged or terminated, as provided in the Rights Agreement.
The Rights Agreement is intended to reduce the likelihood that any entity, person or group is able to gain control of the Company through open market accumulation without paying all stockholders an appropriate control premium or providing the board of directors sufficient opportunity to make informed judgments and take actions that are in the best interests of the Company and all stockholders. The Rights Agreement is not intended to interfere with any merger or other business combination approved by the board of directors.
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
The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for stock option awards with the following assumptions:

Three Months Ended March 31,
	2025	2024
Expected volatility	86.82% - 86.99%	85.28% - 86.42%
Risk-free interest rate	4.11% - 4.45%	4.04% - 4.28%
Expected dividend	—	—
Expected term (in years)	5.99 - 6.08	5.99 - 6.06
Underlying common stock fair value	$1.54 - $12.63	$15.19 - $17.44
A summary of option activity under the 2015 Plan and the 2020 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	8,300,804	$17.23	7.49	$13,769
Granted	1,948,680	$11.02
Exercised	(4,921)	$12.18
Forfeited	(215,984)	$17.91
Outstanding as of March 31, 2025	10,028,579	$16.01	7.68	$—
Exercisable as of March 31, 2025	5,163,216	$16.92	6.44	$—
Vested and expected to vest as of March 31, 2025	10,028,579	$16.01	7.68	$—

As of March 31, 2025, there were $50.3 million of unrecognized compensation costs that are expected to be recognized over the weighted-average period of 2.9 years related to stock options. Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of March 31, 2025.
Restricted Stock Units
The service-based condition for restricted stock units (“RSUs”) is generally satisfied over three years.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2024	932,634	$24.28
Granted	813,841	$10.97
Released	(370,437)	$26.09
Forfeited	(28,878)	$15.04
Unvested and outstanding as of March 31, 2025	1,347,160	$15.94
As of March 31, 2025, the Company had $18.9 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 2.3 years.
Performance-Based Restricted Stock Units

Performance-based restricted stock units (“PSUs”) were granted in 2022 and vested upon the achievement of market and performance conditions. Market conditions include the Company's total shareholder return (“TSR”) relative to the Nasdaq Biotechnology Index over the term of the award ending on June 30, 2024. Additionally, the number of shares of common stock issued upon vesting will range from 0% to 200% of the PSUs based on achievement of certain targets.
The fair value of the TSR PSUs were derived from a Monte Carlo simulation model that used the following key assumptions:

Valuation date share price	$17.57
Award term (years)	1.92
Volatility	70.62%
Correlation coefficient	0.3508
Average peer group volatility	79.69%
Average peer group correlation coefficient	0.4397
Risk-free interest rate	2.84%
The measurement period for the PSUs associated with TSR concluded on the last trading day of the second quarter 2024 and in July 2024, upon certification of the TSR results by the compensation committee of the board of directors, the award recipients vested in a total of 155,292 shares of common stock, representing 55% achievement. Such 155,292 shares of common stock were issued to award recipients as of September 30, 2024. There were no outstanding PSUs as of March 31, 2025.

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
Under the 2020 ESPP, eligible employees may purchase shares of our common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The 2020 ESPP provides for a six-month offering period. At the end of the purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of the fair market value at the beginning of the offering period or 85% of the fair market value at the end of the purchase period, subject to tax limitations on the total value of the purchase. The 2020 ESPP is considered a compensatory plan, and the Company recorded $19.3 thousand and $100.0 thousand in stock-based compensation expense for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, 149,987 shares of common stock were issued under the 2020 ESPP with 1,753,367 shares remaining available for issuance under the 2020 ESPP. The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for the 2020 ESPP with the following assumptions:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.31%	5.27%
Expected term of options (in years)	0.50	0.50
Expected stock price volatility	209.54%	63.92%
Expected dividends	—	—
Stock-Based Compensation Expense
The following table presents the components and classification of stock-based compensation expense for the Company’s stock-based awards for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options and ESPP	$5,961	$6,358
Restricted stock units	2,951	3,246
Performance-based restricted stock units	—	62
Total stock-based compensation expense	$8,912	$9,666
Research and development expenses	$3,702	$3,070
General and administrative expenses	$5,210	$6,596
12. Income Taxes
For the three months ended March 31, 2025 and 2024, the Company did not record an income tax provision. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax asset will not be realized. As a result, the Company’s effective tax rate will remain at 0% because there are no estimated or discrete items that would impact the tax provision.
13. Segments
The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing novel therapies for patients. The Company’s chief executive officer, who is the chief operating decision maker (“CODM”), reviews financial information on an aggregate basis for allocating and evaluating financial performance. The Company defines its segments based on the way in which internally reported financial information is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources. The CODM assesses performance for the segment and decides how to allocate resources based on net loss which is also reported on the Statement of Operations and Comprehensive Loss as consolidated net loss.
All long-lived assets are maintained in the United States of America.
Our CODM is regularly provided with more detailed expense information than what is included in our Statement of Operations and Comprehensive Loss. The table below shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP to the Company’s total net loss in the statements of operations (in thousands).

	Three Months Ended
	2025	2024
Operating expenses:
Bexotegrast - clinical trial and third party contracting costs	21,589	17,217
Employee-related expenses - research and development (excluding stock-based compensation)	10,486	9,138
General and administrative costs (excluding stock-based compensation)	10,289	8,650
Other segment items	16,571	17,387
Segment loss	58,935	52,392
Reconciliation of segment loss
Interest and other (income) expense, net	(3,568)	(5,882)
Interest expense	799	445
Net loss	$56,166	$46,955
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
15. Leases

On September 28, 2023, the Company entered into a lease agreement with HCP BTC, LLC, a Delaware limited liability company (“the Landlord”) for premises consisting of approximately 100,904 square feet of office and laboratory space located at Oyster Point Blvd, South San Francisco, California (the “Oyster Point Lease”), which is being used as a single unified Company headquarters. The lease term of approximately seven years started in the second quarter of 2024 when the Landlord substantially completed tenant improvements and may be extended for a period of eight years at the then prevailing market rates for a comparable property. Future lease payments are approximately $41.1 million which represent the non-cancellable periods of the lease. We excluded extension options that are not reasonably certain to be exercised from our lease terms. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease term. Additionally, the Company provided a letter of credit to the Landlord in the amount of $1.4 million in connection with the Oyster Point Lease, which is classified as restricted cash as of March 31, 2025.
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
The undiscounted future non-cancellable lease payments of the Company's operating lease liability as of March 31, 2025 were as follows (in thousands):

Operating Lease
2025 (remainder of the year)	2,504
2026	4,406
2027	5,898
2028	7,468
2029 and thereafter	20,822
Total undiscounted lease payments	$41,098
Less: Present value discount	(11,208)
Total discounted lease payments	$29,890
Total current operating lease liabilities	$771
Total non-current operating lease liabilities	$29,119
Total lease liability	$29,890
The weighted-average remaining lease terms and discount rates related to the Company's operating leases were as follows:

	Three Months Ended March 31,
	2025	2024
Weighted-average remaining lease term (in years)	6.0	6.9
Weighted-average discount rate	9.3%	9.4%
Variable lease costs comprise primarily of the Company's proportionate share of operating expenses, property taxes, and insurance. Short-term lease expense and variable lease payments recorded in operating expenses were immaterial for the three months ended March 31, 2025 and 2024. Lease expenses for each of the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease costs	$1,506	$972
Other variable costs	430	165
Total expense	$1,936	$1,137

16. Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of $0.7 million for the three months ended March 31, 2025 and $0.3 million for the three months ended March 31, 2024.
17. Net Loss Per Share Attributable to Common Stockholders
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	10,028,579	7,659,860
Restricted stock units	1,347,160	1,201,724
Total	11,375,739	8,861,584

18. Subsequent Events
On May 1, 2025, we announced a reduction in workforce that will impact approximately 45% of current employees. We expect to recognize approximately $3.6 million in total for severance and related benefits for employees which should be substantially complete by the end of the second quarter of 2025. We are continuing to evaluate the full impact of the reduction in force and may also incur additional costs due to events that occur as a result of, or that are associated with, the reduction in force.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Report, as well as our audited financial statements and related notes included in our 2024 10-K. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intention, beliefs and projections. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A of this Report and under Part I, Item 1A of our 2024 10-K. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.
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
Overview
We are a clinical-stage biopharmaceutical company focused on discovering and developing novel therapies for the treatment of fibrosis and related diseases. Our initial focus is on treating fibrosis by inhibiting integrin-mediated activation of TGF-β. We have applied our deep understanding of fibrosis biology, along with our medicinal chemistry and translational medicine expertise to develop a set of proprietary tools designed to discover and de-risk product candidates quickly and efficiently. Our wholly owned lead product candidate, bexotegrast, is an oral, small molecule, dual selective inhibitor of αvβ6 and αvβ1 integrins that we are developing for the treatment of idiopathic pulmonary fibrosis, or IPF. We have recently discontinued BEACON-IPF trial, a global Phase 2b trial in patients with idiopathic pulmonary fibrosis (IPF). While an imbalance in unadjudicated IPF-related adverse events between the treatment and placebo groups led to the discontinuation of the trial, early evidence of efficacy on the forced vital capacity (FVC) endpoint was also observed. The Company plans to analyze the complete data from the BEACON-IPF trial and evaluate next steps for bexotegrast’s development.
In January 2023, we received United States Food and Drug Administration, or FDA, clearance of an investigational new drug application, or IND, for PLN-101095, a small molecule, dual selective inhibitor of integrins αvβ8 and αvβ1 for the treatment of solid tumors that are resistant to immune checkpoint inhibitors. We are currently enrolling the fourth of five potential dose cohorts in a Phase 1 open-label dose-escalation trial of PLN-101095 as monotherapy and in combination with pembrolizumab in patients with solid tumors that are resistant to immune checkpoint inhibitors.
Our Phase 1-ready program PLN-101325, is in development for treatment of muscular dystrophies, including Duchenne muscular dystrophy. PLN-101325 is a monoclonal antibody designed to act as an allosteric agonist of integrin α7β1. PLN-101325 has received a clinical trial approval (CTA) in Australia.
We have also developed PLN-1474, an oral, small molecule selective inhibitor of αvß1 for the treatment of liver fibrosis associated with nonalcoholic steatohepatitis, or MASH. Global rights to PLN-1474, which we previously licensed to Novartis in 2019, were returned to Pliant in 2023 upon termination of our collaboration and license agreement with Novartis (the “Novartis Agreement”).
First Quarter and Recent Developments
Bexotegrast Highlights
•BEACON-IPF close-out activities continue with topline data expected in the second quarter of 2025. Following the termination of the BEACON-IPF Phase 2b/3 trial evaluating bexotegrast in patients with idiopathic pulmonary fibrosis (IPF), the Company continues the formal close out of the global trial. Topline data from the BEACON-IPF trial is expected in the second quarter of 2025.
•Results from a Phase 2a positron emission tomography (PET) imaging trial published in the American Journal of Respiratory and Critical Care Medicine (AJRCCM). The publication reviews the previously reported positive results from the first interventional, single-center double-blind, placebo-controlled Phase 2 trial of bexotegrast using PET and magnetic resonance imaging to evaluate collagen deposition in the lungs of 10 patients with IPF.
Oncology Program
•Interim Phase 1 data from a trial of PLN-101095 and pembrolizumab demonstrated antitumor activity with confirmed partial responses in three of six patients treated with the highest dose tested to date. Topline data from the first three cohorts of the ongoing Phase 1 dose escalation trial of PLN-101095 in combination with pembrolizumab showed confirmed partial responses in solid tumors that are resistant to immune checkpoint inhibitors. Of the six patients treated at the 1000 mg dose administered orally twice daily (BID), three patients, suffering from non-small cell lung cancer (NSCLC), cholangiocarcinoma and melanoma, experienced confirmed partial response assessed by iRECIST criteria associated with 74%, 48% and 42% reductions in tumor size, respectively. PLN-101095 was generally well tolerated across all doses tested. The trial is currently enrolling the fourth of five potential cohorts, evaluating PLN-101095 at 1000 mg administered three times daily (TID).
Corporate Highlights
•Strategic realignment of workforce and operations underway. On May 1, 2025, the Company announced a strategic realignment of its operations including an approximately 45% reduction in its workforce as well as other cost-saving actions. The process is expected to extend the cash runway to support execution of clinical trials, including any late-stage clinical trials, and is expected to be substantially completed by the second quarter of 2025.

Since inception, we have had significant operating losses. Our net loss was $56.2 million and $47.0 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $766.2 million and cash, cash equivalents, and short-term investments of $307.1 million. We expect to continue to incur net losses for the foreseeable future as we:
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
•facilities expenses, which include expenses for rent and other facility related costs; and
•other expenses and other allocations associated with research and development.
The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change
Employee related expenses	$14,188	$12,213	$1,975
Outside and consulting services for preclinical studies and research and development activities by third-party contract organizations	3,912	4,177	(265)
Clinical trials expenses	20,061	15,266	4,795
Depreciation of lab equipment and costs of equipment and supplies	1,393	1,687	(294)
Facilities expenses	1,877	1,653	224
Other expenses and other allocations	2,005	2,150	(145)
Total research and development expenses	$43,436	$37,146	$6,290
We expense all research and development costs in the periods in which they are incurred. We do not allocate our internal costs by product candidates or by preclinical programs as these are in early stages of clinical trials or development, and any such allocation would involve significant estimates and judgments and, accordingly, would be imprecise. Where appropriate, we allocate our third-party research and development expense by product candidate or preclinical program. These expenses primarily relate to outside consultants, clinical research organizations and contract manufacturing organization. When we refer to the research and development expenses associated with a specific product candidate or preclinical program, these refer exclusively to the allocated third-party expenses associated with that product candidate.
Due to the discontinuation of the BEACON-IPF Phase 2b/3 trial in IPF, we expect research and development expenses to decrease in the near term as we curtail spending on the BEACON-IPF trial. While we plan to analyze data from the BEACON-IPF trial and evaluate next steps for bexotegrast's development, in the near term we will re-prioritize our development of product candidates that are in earlier, less capital-intensive stages of development. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
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
Interest and Other Income (Expense), net
Our interest and other income (expense), net consists of interest, accretion income and amortization expense on cash, cash equivalents, and short-term investments, and realized gains and losses on short-term investments.
Interest Expense
Our interest expense is derived from a term loan executed under the Oxford Loan Agreement that we entered into in May 2022 and amended in March 2024 (the "Amended Loan Agreement"). Borrowings under the Amended Loan Agreement bear interest at a rate per annum equal to 1-month term Secured Overnight Financing Rate (SOFR) plus 5.25%, subject to an agreed upon floor of 8.75%.

Financial Operations Overview
Comparison of the three months ended March 31, 2025 and 2024 (in thousands)

	Three Months Ended March 31,
	2025	2024	$ Change
Operating expenses:
Research and development	$(43,436)	$(37,146)	$(6,290)
General and administrative	(15,499)	(15,246)	(253)
Total operating expenses	(58,935)	(52,392)	(6,543)
Loss from operations	(58,935)	(52,392)	(6,543)
Interest and other income (expense), net	3,568	5,882	(2,314)
Interest expense	(799)	(445)	(354)
Net loss	$(56,166)	$(46,955)	$(9,211)
Research and development expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change
Program-specific external expenses:
Bexotegrast - clinical trial and third party contracting costs	$21,589	$17,217	$4,372
Other pipeline programs - clinical trial and third party contracting costs	2,384	2,226	158
Total program-specific external expenses	23,973	19,443	4,530
Unallocated internal expenses
Employee-related expenses	14,188	12,213	1,975
Depreciation of lab equipment and costs of equipment and supplies	1,393	1,687	(294)
Facilities expenses	1,877	1,653	224
Other expenses and other allocations	2,005	2,150	(145)
Total unallocated internal expenses	19,463	17,703	1,760
Total research and development expenses	$43,436	$37,146	$6,290
Research and development expenses for the three months ended March 31, 2025 increased $6.3 million, primarily due to acceleration of close-out activities for BEACON-IPF and employee-related expenses, driven by increased headcount.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2025 increased $0.3 million, primarily due to an increase in professional service expenses.
We expect general and administrative expenses to remain relatively consistent for the foreseeable future.
Interest and Other Income (Expense), Net
Interest and other income (expense), net decreased $2.3 million due to lower investment balances due to continued funding of operating activities.
Interest Expense
Interest expense for the three months ended March 31, 2025 increased $0.4 million due to additional borrowings under the Amended Loan Agreement executed March 11, 2024.
Liquidity and Capital Resources
Overview
As of March 31, 2025, we had $307.1 million of cash, cash equivalents and short-term investments. Our short-term investments consist of U.S. Treasury securities, U.S. Government agency securities and highly rated, investment-grade corporate debt securities.

In March 2024, we entered into an Amended Loan Agreement with Oxford Finance LLC (or the “Lender” or “Oxford”) which upsized our existing Term Loan facility to a total size of $150.0 million of available non-dilutive capital. Pursuant to the Amended Loan Agreement, we drew an additional Term Loan of $20.0 million. Given the discontinuation of the BEACON-IPF trial, we do not expect to have access to additional borrowing under the Oxford Agreement. See Note 7 to the Notes to our 2024 Form 10-K for more information.
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
•the outcome, timing and cost of meeting regulatory requirements established by the FDA, and other comparable foreign regulatory authorities including but not limited to the European Medicines Agency (EMA) and the U.K. Medicines and Healthcare products Regulatory Agency (MHRA);
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
Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development expenditures. If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. In addition, the discontinuation of the BEACON-IPF trial may intensify the risk that we will be unable to access capital on favorable terms, or at all, as and when needed. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations and other licensing arrangements. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us.
Cash Flows
Comparison of the three months ended March 31, 2025 and 2024
The following summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(48,864)	$(30,271)
Net cash provided by investing activities	69,114	59,546
Net cash provided by financing activities	498	21,788
Net increase in cash and cash equivalents	$20,748	$51,063
Cash Used in Operating Activities
Net cash used in operating activities increased $18.6 million, primarily due to higher spending related to third-party vendors to support acceleration of close-out activities for the BEACON-IPF study.
Cash Provided by Investing Activities
Net cash provided by investing activities increased over the same period of prior year as maturities of marketable securities exceeded related purchases during the three months ended March 31, 2025.
Cash Provided by Financing Activities
Net cash provided by financing activities decreased $21.3 million, primarily due to net proceeds of $20.0 million from the additional Term Loans entered into during the current three months ended March 31, 2024 associated with the Amended Loan Agreement.
Contractual Obligations and Other Commitments
At March 31, 2025, we have a non-cancelable operating lease for office and laboratory space for a period of seven years through March 31, 2031. Refer to Note 14 and Note 15 to our financial statements appearing elsewhere in this Report for a discussion of material obligations and commitments.
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
There have been no material changes to our critical accounting policies and estimates from those described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 10-K.
Recent Accounting Pronouncements
See Note 2 to the Notes to Condensed Unaudited Financial Statements of this Report for more information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash and cash equivalents, restricted cash and short-term investments of $307.1 million as of March 31, 2025 which consisted of bank deposits, highly liquid money market funds and short-term investments in U.S. treasury securities, U.S. government agency securities and corporate debt securities. Under the Amended Loan Agreement, we had a $30.0 million term loan outstanding as of March 31, 2025 which is subject to the movement in interest rates. Due to the short-term maturities of our cash equivalents and short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing and our prior collaboration with Novartis. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss was $56.2 million and $47.0 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $766.2 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be at least several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to further develop and, if approved, market additional potential product candidates.
We expect to continue to incur significant losses for the foreseeable future as we:
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
~~•~~establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with third parties;
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
Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of our product candidates and any future product candidates that we may develop, seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations, and such funding may be more difficult to obtain given the discontinuation of the BEACON-IPF trial. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, or eliminate one or more of our research and drug development programs or future commercialization efforts.
As of March 31, 2025, we had approximately $307.1 million in cash, cash equivalents, restricted cash and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses and capital expenditure requirements for the next 12 months and beyond. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth or potentially pursuant to new arrangements with different lenders. We have borrowed capital under our Amended and Restated Loan and Security Agreement with Oxford Finance LLC, or Amended Loan Agreement. Following our discontinuation of BEACON-IPF, we do not expect to be eligible to borrow additional term loans under the Amended Loan Agreement, given that the availability of two term loans is subject to the satisfaction of certain conditions related to the BEACON-IPF clinical trial and the availability of the third term loan is at the sole discretion of the lender. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. However, we cannot be certain that additional funding will be available on acceptable terms, or at all, and such availability may be limited in the future given the discontinuation of the BEACON-IPF trial. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also may be required to seek collaborators for any of our product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Market volatility resulting from challenging financial markets factors, including the effects of health epidemics and pandemics, such as the COVID-19 pandemic, could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives.

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
•general market conditions or extraordinary external events, such as recessions, inflationary and labor market pressures, changes in domestic policies, volatility and uncertainty, as well as potential volatility in the global trade markets or interest rates;
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
•failure or inability to perform by our third-party vendors, including vendors in foreign jurisdictions including China; and
•the proprietary rights of others and their competing products and technologies that may prevent one of our product candidates from being commercialized.
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
•the FDA or other comparable regulatory authorities may disagree with our clinical trial design, including with respect to dosing levels and dose selection administered in our planned clinical trials, which may delay or prevent us from initiating our clinical trials with our originally intended trial design or impact our ability to demonstrate favorable safety or efficacy traits;
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
If significant adverse events or other side effects are observed in any of our ongoing or future clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts altogether. In March 2025, we announced that we were discontinuing the BEACON-IPF Phase 2b trial following a prespecified data review and recommendation by the trial’s independent DSMB, as well as a secondary review and recommendation by an outside expert panel due to an imbalance in safety events between treatment and placebo groups. We may also encounter unexpected drug-drug interactions in our ongoing or planned trials, and may be required to further test our candidates, including additional drug-drug interaction studies, which may be expensive, time consuming and result in delays to our programs.
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
Additionally, the FDA may modify or enhance trial requirements, which may affect enrollment. For example, in August 2023, the FDA published a guidance document, “Informed Consent, Guidance for IRBs, Clinical Investigators, and Sponsors,” which supersedes past guidance and finalizes draft guidance on informed consent. Further, in December 2023, the FDA published a final rule, “Institutional Review Board Waiver or Alteration of Informed Consent for Minimal Risk Clinical Investigations,” which allows exceptions from informed consent requirements when a clinical investigation poses no more than minimal risk to the human subject and includes appropriate safeguards to protect the rights, safety, and welfare of human subjects. The FDA’s new guidance and rulemaking present evolving requirements for informed consent which may affect recruitment and retention of patients in clinical trials. Effects on recruitment and retention of patients may hinder or delay a clinical trial and could cause a significant setback to an applicable program.
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
There are a number of biopharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of fibrosis. Companies that we are aware of that are targeting the treatment of various fibrosis indications through inhibiting various parts of the TGF-β pathway include companies with significant financial resources such as AbbVie Inc., AstraZeneca plc, Bristol Myers Squibb Co., Corbus Pharmaceutical, Merck & Co., Inc., Eli Lily & Company, Novartis AG, Scholar Rock, Inc., and Takeda Pharmaceutical Company.
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
In June 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA, the U.S. Department of Health and Human Services (HHS), the Centers for Medicare and Medicaid Services (CMS) and other agencies with significant oversight of the biopharmaceutical industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny.
In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles. For example, the current U.S. presidential administration has committed to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, FDA, and CMS. Efforts by the current administration to further limit federal agency budgets may result in reduced agency workforces and/or changes in agency operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.
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
Coverage and reimbursement for products may vary depending on the payor, the insurance plan, and other factors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates, once approved. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates, if approved.
A primary trend in the United States and European health care industries is toward cost containment, as legislative bodies, government authorities, third-party payors, and others have attempted to control costs by limiting coverage, pricing and the amount of reimbursement available for certain treatments. Such third-party payors, including Medicare, may question the coverage of, and challenge or seek to lower the prices charged for, medical products, and many third-party payors limit coverage and reimbursement for newly approved health care products. Moreover, reimbursement, if available, may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors or by future laws, regulations, or guidance seeking to limit prescription drug prices. If we are unable to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop, or if net prices are reduced by mandatory discounts or rebates, there could be a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.
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
Healthcare providers, physicians, third-party payors, and other potential referral sources in the United States and elsewhere play a primary role in the distribution, recommendation and prescription of biopharmaceutical products. Arrangements with third-party payors and customers can expose biopharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, as detailed in Part I, Item 1 - Business - Government Regulation - Other Healthcare Laws of the 2024 Form 10-K. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, and certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs, remuneration provided to health care professionals and their affiliates, charitable donations, interactions with entities excluded from participation in government healthcare programs, and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.

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
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs, as detailed in Part I, Item 1 – Business – Government Regulation – Current and Future Healthcare Reform Legislation of the 2024 Form 10-K. For example, in August 2022, former President Biden signed into law the Inflation Reduction Act, or IRA, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design.
Among other reforms, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap patient annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers and payors; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of high spend pharmaceutical and biological products that are selected by CMS and covered under Medicare Parts B and D following a price negotiation process with the agency. Under the current statute, for a drug product to be considered a qualifying single source drug that may be selected by CMS for price negotiation under the “maximum fair price” program, at least seven years must have elapsed since the biological product was licensed by the FDA. For a biological product to be considered a qualifying single source drug that may be selected by CMS for price negotiation, at least eleven years must have elapsed since the biological product was licensed by the FDA. However, the current administration has expressed interest in working with Congress to align the treatment of small molecule prescription drugs with that of biological products.
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
Since its enactment, the CMS has taken steps to implement various drug pricing provisions of the IRA. This includes, without limitation, releasing the negotiated maximum prices, which will be effective in 2026, for the first ten drugs that were subject to the IRA’s negotiation process, releasing quarterly lists of Medicare Part B products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA, and announcing a list of 15 additional drugs that will be subject to price negotiations during 2025. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry (including orphan drug or small molecule development), several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the HHS, the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. We cannot predict whether the IRA, or any of its component parts, will be overturned, repealed, replaced, or amended nor can we predict the likelihood, nature, or extent of other health reform initiatives that may arise from future legislation and/or executive or administrative action. However, we expect these initiatives to increase pressure on drug pricing. Further, certain broader legislation that is not targeted to the healthcare industry may nonetheless adversely affect our profitability. Moreover, the healthcare regulatory landscape can also be affected by election cycles and any resulting changes in healthcare policy priorities. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.
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
The patenting process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue, obtain, or maintain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors or licensees.
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
In addition to patent protection, we rely heavily upon know-how and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties, to protect our confidential and proprietary information, especially where we do not believe patent protection is appropriate or obtainable. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third-party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. For example, our clinical development strategy includes the testing of live tissue samples, and our techniques for preserving and testing these samples are proprietary and confidential. If one or more third parties obtain or are otherwise able to replicate these techniques, an important feature and differentiator of our clinical development strategy will become available to potential competitors. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed.
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
If a third party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:
•infringement and other intellectual property claims which, regardless of merit, may be expensive and time consuming to litigate and may divert our management’s attention from our core business;
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
We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.
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
At the EU level, the Court of Justice of the EU (CJEU), has recently narrowed the availability of patent term extension for second medical use therefore affecting the scope of patent protection available.
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
We rely on third-party contract manufacturers to manufacture our product candidates for preclinical studies and clinical trials. We do not own manufacturing facilities for producing any clinical trial product supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices, including due to severe weather events, natural disasters, trade policies or challenging macroeconomic conditions, including the effects of health epidemics and pandemics, such as COVID-19. In addition, we rely on vendors in foreign jurisdictions, including China for our clinical drug supply for bexotegrast. The tensions between the United States and China have led to a series of tariffs and sanctions being imposed by the United States on imports from China mainland, as well as other business restrictions. Geopolitical developments may lead to further developments with respect to the imposition or threat of imposition of trade policies, tariffs, export controls, capital controls, taxes and other limitations on cross-border operations. If this supply is interrupted for business or geopolitical reasons, the development of bexotegrast could be materially delayed. In particular, any replacement of our manufacturers could require significant time, effort and expertise because there may be a limited number of qualified replacements and the process to transfer technology and initiate manufacturing is complex and time consuming.
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
•disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time consuming and expensive;
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
We face significant competition in seeking appropriate collaborators for our product candidates, and the negotiation process is time consuming and complex. In order for us to successfully establish a collaboration for one or more of our product candidates, potential collaborators must view these product candidates as economically valuable in markets they determine to be attractive in light of the terms that we are seeking and other available products for licensing by other companies. Collaborations are complex and time consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large biopharmaceutical companies that have resulted in a reduced number of potential future collaborators. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms, or at all. If we fail to enter into future collaborations or do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates, bring them to market and generate revenue from sales of drugs or continue to develop our technology, and our business may be materially and adversely affected. Even if we are successful in our efforts to establish new strategic collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. Any delay in entering into new strategic collaboration agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.
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
Our ability to compete in the highly competitive biotechnology and biopharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our management, scientific and medical personnel, including key members of our senior management and executive team. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. In addition, on May 1, 2025, we announced a strategic restructuring that is expected to reduce our workforce by approximately 45% of our total employees. The restructuring, which we expect to substantially complete by the end of the second quarter of 2025, is intended to reduce our costs and preserve cash reserves following the discontinuation of BEACON-IPF. However, this restructuring may increase our dependence on the remaining key members of our senior management and executive team and could result in other unintended consequences and costs, such as the loss of institutional knowledge and expertise, decreased morale or attrition among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force.
We conduct our operations at our facility in South San Francisco, California. This region is headquarters to many other biopharmaceutical companies, biotechnology companies and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. These challenges may be intensified following our discontinuation of BEACON-IPF and our recently announced workforce reduction, any of which could harm our ability to attract and retain qualified management, scientific and medical personnel who are critical to our business.

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
Anti-takeover provisions under our charter documents, our stockholder rights plan, and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.
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
Our stockholder rights plan also may have certain anti-takeover effects. Specifically, the rights issued pursuant to the plan will cause substantial dilution to a person or group that acquires beneficial ownership of more than a specified percentage of our outstanding common stock without the prior approval of our Board of Directors. The rights plan is not intended to interfere with any merger or other business combination approved by the Board, but the rights plan may deter certain parties from pursuing strategic transactions involving us, including potential acquisitions.
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
We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have an adverse effect on our business. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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
Numerous federal and state laws and regulations, including the Health Insurance Portability and Accountability Act (HIPAA) and the Health Information Technology for Economic and Clinical Health Act (HITECH), govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information or personal information. In the course of performing our business we obtain personally identifiable information (PII), including health-related information. Such laws and regulations relating to privacy, data protection, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that varies from one jurisdiction to another and/or may conflict with other laws or regulations. HIPAA establishes national privacy and security standards for the protection of individually identifiable health information, including protected health information (PHI) for certain covered entities, including healthcare providers that submit certain covered transactions electronically, as well as their “business associates.” Penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly depending on the failure and could include civil monetary or criminal penalties. HIPAA also authorizes state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care claim in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. HHS has recently increased its enforcement efforts on compliance with HIPAA, including the security regulations (Security Rule), bringing actions against entities which have failed to implement security measures sufficient to reduce risks to electronic protected health information or to conduct an accurate and thorough risk analysis, among other violations. HIPAA enforcement actions may lead to monetary penalties and costly and burdensome corrective action plans. Moreover, compliance with state laws related to health privacy may cause additional compliance costs. For instance, Washington State recently passed the “My Health My Data Act” which regulates “consumer health data” which is defined as

“personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” The “My Health My Data Act” provides exemptions for PHI as well as personal data used or shared in research, including data subject to 45 C.F.R. Parts 46, 50, and 56. Nevada has also enacted a consumer health data privacy bill, and additional states may adopt health-specific privacy laws that could impact our business activities depending on how they are interpreted.
We may encounter vendors that engage in information blocking practices that may inhibit our ability to access the relevant data on behalf of clients or impose new or additional costs. In 2020, the U.S. Department of Health and Human Services’ Office of the National Coordinator for Health Information Technology (ONC) and the CMS promulgated final rules to support access, exchange, and use of electronic health information (EHI). Specifically, the information blocking rules were implemented as part of the 21st Century Cures Act, and are primarily designed to facilitate technology interoperability and enable the free flow of healthcare information for healthcare treatment, payment or operation purposes. On June 27, 2023, the Department of Health and Human Services Office of the Inspector General (HHS-OIG) published its final rule implementing information blocking penalties for “actors,” which is supplemented by ONC’s January 9, 2024 final rule enhancing certain blocking requirements. HHS-OIG may impose penalties for information blocking that has occurred after September 1, 2023, and ONC and HHS proposed a rule on November 1, 2023 listing certain disincentives for actors that conduct information blocking. The impact on the information blocking rules to our business is currently unclear.
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
Multiple other states have followed California and enacted comprehensive privacy laws. Additionally, multiple states have enacted or are considering similar legislation which will go into effect in the coming years, and Congress continues to consider federal privacy legislation. While these proposals and new laws generally include exemptions for HIPAA-covered and clinical trial data, they add layers of complexity to compliance in the U.S. market, and could increase our compliance costs and adversely affect our business.
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
Our business relies on secure and continuous processing of information and the availability of our Information Technology (IT) networks and IT resources, as well as critical IT vendors that support our technology and data processing operations. Security breaches, computer malware and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. HHS, pursuant to legislation passed in 2021, issued guidance on recognized security practices for covered entities and business associates. HHS indicated that recognized security practices will not be an aggravating factor in HHS investigations, but that implementation of recognized security practices strengthen an organization’s cybersecurity and regulatory posture, as well as possibly lessening enforcement penalties in a potential regulatory enforcement.
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
In addition, the EU GDPR prohibits the international transfer of personal data from the EEA to jurisdictions that the European Commission does not recognize as having an ‘adequate’ level of data protection unless a data transfer mechanism has been put in place or a derogation under the EU GDPR can be relied on. In July 2020, the CJEU in its Schrems II judgement limited how organizations could lawfully transfer personal data from the EEA to the U.S. by invalidating the EU-U.S. Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (EU SCCs), including a requirement for companies to carry out a transfer privacy impact assessment (TIA). A TIA, among other things, assesses laws governing access to personal data in the recipient country. On 10 July 2023, the European Commission adopted its Final Implementing Decision granting the U.S. adequacy (Adequacy Decision) for EU-U.S. transfers of personal data for entities self-certified to the new Trans-Atlantic Data Privacy Framework (DPF). Entities relying on EU SCCs for transfers to the U.S. are also able to rely on the analysis in the Adequacy Decision as support for their TIA regarding the equivalence of U.S. national security safeguards and redress.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On January 3, 2025, Johannes "Hans" Hull, our Chief Business Officer, adopted a trading plan, or the Hull 10b5-1 Sales Plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Under the Hull 10b5-1 Sales Plan, which goes into effect on May 4, 2025, an aggregate of 104,327 shares of the Company’s common stock (the “Hull Authorized Shares”) may be sold. The Hull 10b5-1 Sales Plan, which was entered into during an open trading window under the

Company’s insider trading policy, will be in effect until the earlier of (1) May 31, 2026, or (2) the date on which all Hull Authorized Shares have been sold under the Hull 10b5-1 Sales Plan.
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

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Form on 8-K (File No. 001-39303) filed March 13, 2025).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-238146) filed on May 26, 2020).

4.2
Stockholder Rights Agreement, dated as of March 12, 2025, by and between the Company and Computershare Trust Company, N.A., as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 13, 2025, File No. 001-39303).

10.1*	Amended and Restated Non-Employee Director Compensation Policy

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Date: May 8, 2025

PLIANT THERAPEUTICS, INC.

By:	/s/ Bernard Coulie
Bernard Coulie, M.D., Ph.D.
President and Chief Executive Officer

By:	/s/ Keith Cummings
Keith Cummings, M.D., M.B.A.
Chief Financial Officer (Principal Financial Officer)