Form 10-Q
period 2025-06-30
PLIANT THERAPEUTICS, INC.
filed 2025-08-07
CIK 1746473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2025, the registrant had 61,388,154 shares of common stock, $0.0001 par value per share, outstanding.

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
•The success, cost and timing of our product development activities and preclinical and clinical trials of our product candidates;
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
•The potential benefit of orphan drug and Fast Track designations for any of our product candidates;
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
•Our business is highly dependent on the success of our product candidates that we advance into the clinic. All of our product candidates will require significant additional preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially.
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
•Our future collaborators may assert ownership or commercial rights to inventions they develop from research we support, or that we develop from our use of the tissue samples or other biological materials which they provide to us, or otherwise arising from such collaboration.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Pliant Therapeutics, Inc.
Condensed Balance Sheets
(Unaudited)
(In thousands, except number of shares and per share amounts)

	June 30, 2025	*December 31, 2024
Assets
Current assets
Cash and cash equivalents	$86,820	$71,188
Short-term investments	176,053	284,536
Prepaid expenses and other current assets (Note 5)	4,571	6,540
Total current assets	267,444	362,264
Property and equipment, net (Note 4)	4,892	5,525
Operating lease right-of-use assets (Note 15)	25,615	27,243
Restricted cash	1,482	1,482
Other non-current assets	391	435
Total assets	$299,824	$396,949
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,384	$5,960
Accrued research and development	10,790	14,363
Accrued liabilities (Note 6)	7,192	12,353
Operating lease liabilities, current (Note 15)	1,225	542
Total current liabilities	20,591	33,218
Operating lease liabilities, non-current (Note 15)	28,791	29,439
Long-term debt (Note 7)	30,360	30,211
Total liabilities	79,742	92,868
Commitments and Contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024, 300,000 shares designated as Series A Junior Participating Preferred Stock at June 30, 2025 and none designated as Series A Junior Participating Preferred Stock at December 31, 2024; and none issued or outstanding at June 30, 2025 and December 31, 2024 (Note 8 and 10)	—	—
Common stock, $0.0001 par value per share; 300,000,000 shares authorized at June 30, 2025 and December 31, 2024; and 61,386,183 and 60,860,838 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively; (Note 9)	6	6
Additional paid-in capital	1,029,595	1,013,806
Accumulated deficit	(809,518)	(710,052)
Accumulated other comprehensive (loss) gain	(1)	321
Total stockholders’ equity	220,082	304,081
Total liabilities and stockholders’ equity	$299,824	$396,949
*The condensed balance sheet as of December 31, 2024 has been derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these condensed financial statements

Pliant Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$(32,198)	$(45,617)	(75,634)	(82,763)
General and administrative	(13,394)	(15,022)	(28,893)	(30,268)
Total operating expenses	(45,592)	(60,639)	(104,527)	(113,031)
Loss from operations	(45,592)	(60,639)	(104,527)	(113,031)
Interest and other income (expense), net	3,101	5,653	6,669	11,535
Interest expense	(809)	(868)	(1,608)	(1,313)
Net loss	$(43,300)	$(55,854)	$(99,466)	$(102,809)
Net loss per share - basic and diluted	$(0.71)	$(0.92)	$(1.62)	$(1.71)
Shares used in computing net loss per share - basic and diluted	61,386,183	60,382,796	61,304,881	60,281,859
Comprehensive loss:
Net loss	$(43,300)	$(55,854)	$(99,466)	$(102,809)
Net unrealized loss on short-term investments	(160)	(128)	(322)	(962)
Total other comprehensive loss	(160)	(128)	(322)	(962)
Comprehensive loss	$(43,460)	$(55,982)	$(99,788)	$(103,771)
The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except number of shares and per share amounts)

			Additional Paid-In Capital	Accumulated Other Comprehensive Gain/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2024	60,860,838	$6	$1,013,806	$321	$(710,052)	$304,081
Issuance of common stock under benefit plans	525,345	—	498	—	—	498
Stock-based compensation expense	—	—	8,913	—	—	8,913
Net unrealized loss on short-term investments	—	—	—	(162)	—	(162)
Net loss	—	—	—	—	(56,166)	(56,166)
Balance at March 31, 2025	61,386,183	$6	$1,023,217	$159	$(766,218)	$257,164
Issuance of common stock under benefit plans	—	—	—	—	—	—
Stock-based compensation expense	—	—	6,378	—	—	6,378
Net unrealized loss on short-term investments	—	—	—	(160)	—	(160)
Net loss	—	—	—	—	(43,300)	(43,300)
Balance at June 30, 2025	61,386,183	$6	$1,029,595	$(1)	$(809,518)	$220,082

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

Pliant Therapeutics, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2025	2024
Cash flows from operating activities
Net loss	$(99,466)	$(102,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	895	1,135
Stock-based compensation expense	15,291	20,310
Non-cash operating lease expense	1,628	1,831
Net amortization (accretion) on short-term investments and debt	3,339	944
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,970	313
Other non-current assets	43	(45)
Accounts payable	(4,580)	(1,369)
Accrued liabilities	(8,622)	4,767
Operating lease liabilities	35	(645)
Net cash used in operating activities	(89,467)	(75,568)
Cash flows from investing activities
Purchase of short-term investments	(65,756)	(100,897)
Maturity of short-term investments	170,731	173,888
Purchase of property and equipment	(374)	(2,743)
Net cash provided by investing activities	104,601	70,248
Cash flows from financing activities
Proceeds from issuances of common stock under benefit plans	498	2,563
Proceeds from term loan, net of issuance costs	—	19,909
Net cash provided by financing activities	498	22,472
Net increase in cash and cash equivalents	15,632	17,152
Cash and cash equivalents and restricted cash at beginning of period	72,670	64,716
Cash, cash equivalents and restricted cash at end of period	$88,302	$81,868
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,457	$1,039
Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	$86,820	$80,386
Restricted cash	1,482	1,482
Total cash, cash equivalents, and restricted cash	$88,302	$81,868
Supplemental disclosures of noncash investing and financing activities:
Net unrealized gain on short-term investments	$(322)	$(962)
Purchase of property and equipment in accounts payable and accrued liabilities	$112	$220
Supplemental disclosures of cash flow information related to leases:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$29,779
The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Notes to Condensed Financial Statements
(Unaudited)
1. Organization and Description of Business
Pliant Therapeutics, Inc. (the “Company” or “Pliant” or “we” or “our” or “us”) is a clinical-stage biopharmaceutical company focused on discovering and developing integrin-based therapeutics. The Company is located in South San Francisco, California, and was incorporated in the state of Delaware in June 2015.
Bexotegrast in Idiopathic Pulmonary Fibrosis (IPF)
In March 2025, we announced that we were discontinuing the BEACON-IPF Phase 2b trial following a prespecified data review and recommendation by the trial’s independent Data Safety Monitoring Board (“DSMB”), as well as a secondary review and recommendation by an outside expert panel, due to an imbalance in safety events between the treatment and placebo groups. In June 2025, we announced that we were discontinuing the development of bexotegrast in IPF as the results of BEACON-IPF demonstrated an unfavorable risk-benefit profile.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”), for interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the unaudited interim condensed financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company's financial information. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and six months ended June 30, 2025, as compared to the significant accounting policies described in Note 2 of the "Notes to the Financial Statements" in the Company's audited financial statements included in its 2024 10-K.
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
There were no assets or liabilities recorded at fair value to the condensed balance sheets using Level 3 inputs as of June 30, 2025 and as of December 31, 2024.
The following tables show the Company’s short-term investments and cash equivalents by significant investment category as of June 30, 2025 and December 31, 2024 (in thousands):

		As of June 30, 2025				As of December 31, 2024
		Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Money Market Funds	Level 1	$67,627	$—	$(4)	$67,623	$54,825	$—	$—	$54,825
U.S. Treasury securities	Level 2	2,473	—	—	2,473	9,968	7	—	9,975
U.S. Government agency securities	Level 2	45,156	34	—	45,190	77,769	235	—	78,004
Corporate debt securities	Level 2	133,414	13	(44)	133,383	196,479	160	(82)	196,557
Total financial assets		$248,670	$47	$(48)	$248,669	$339,041	$402	$(82)	$339,361

	As of June 30, 2025				As of December 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Classified as:
Cash equivalents	$72,620	$—	$(4)	$72,616	$54,825	$—	$—	$54,825
Short-term investments	176,050	47	(44)	176,053	284,216	402	(82)	284,536
Total	$248,670	$47	$(48)	$248,669	$339,041	$402	$(82)	$339,361
There were no liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024. The Company evaluates transfers between levels at the end of each reporting period and there have been no transfers between fair value measurement levels during the six months ended June 30, 2025. In addition, there were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2025 and December 31, 2024.
The Company records interest income, accretion income and amortization expense on short-term investments to interest and other income (expense), net in its condensed statement of operations and comprehensive loss.

4. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024
Laboratory equipment	$11,349	$10,988
Leasehold improvements	2,156	2,118
Furniture and fixtures	1,831	1,775
Computer equipment and software	1,105	1,105
Construction-in-progress	153	346
Total property and equipment, gross	16,594	16,332
Less: Accumulated depreciation	(11,702)	(10,807)
Total property and equipment, net	$4,892	$5,525
Depreciation expense was $0.4 million and $0.9 million for the three and six months ended June 30, 2025, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2024, respectively.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024
Prepaid licenses	$1,685	$1,097
Interest receivable	1,535	2,302
Prepaid research and development	996	2,101
Prepaid insurance	280	877
Other	75	163
Total prepaid expenses and other current assets	$4,571	$6,540
6. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024
Accrued compensation and benefits	$6,233	$11,154
Other accrued liabilities	959	1,199
Total accrued liabilities	$7,192	$12,353
Accrued compensation and benefits consist primarily of accrued bonuses and accrued vacation.
7. Long-term Debt
In March 2024 we entered into an Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement") with Oxford Finance LLC (the “Lender” or “Oxford”) and drew an additional Term Loan (as defined below) of $20.0 million. While the Amended Loan Agreement upsized our existing Term Loan facility to a total size of $150.0 million aggregate principal amount (the "Term Loans"), the availability of additional Term Loans is contingent upon the continued development of bexotegrast in IPF, and therefore, we do not expect to have access to additional borrowing under the Amended Loan Agreement. See Note 7 of the "Notes to the Financial Statements" in the Company's audited financial statements included in the 2024 10-K for more information.
The principal amount outstanding under the Term Loans will accrue interest at a floating per annum rate equal to (i) the greater of (a) 1-month term Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) three and one-half percent (3.50%) plus (ii) five and one-quarter percent (5.25%), subject to an agreed upon floor of 8.75%. Beginning on July 1, 2028, the Company is required to repay the Term Loans in consecutive equal monthly payments of principal, together with applicable interest, in arrears. Interest on the Term Loans is paid on a monthly basis. All unpaid principal and accrued and unpaid interest with respect to each Term Loan will be due and payable in full on March 1, 2029. Accrued interest as of June 30, 2025 and December 31, 2024 is included in other accrued liabilities.
The Company will be required to make a final payment of 5.50% of the original principal amount of the Term Loans that were drawn, payable at maturity or upon any earlier acceleration or prepayment of the Term Loans. The Company may prepay the Term Loans in whole or in part, subject to a prepayment fee equal to (i) if prepaid on or before the first anniversary date of the funding date of such Term Loan, 3.00% of the principal amount of the applicable Term Loan prepaid, (ii) if prepaid after the first anniversary and on or before the second anniversary of the funding date of such Term Loan, 2.00% of the principal amount of the applicable Term Loan prepaid, and (iii) if prepaid after the second anniversary and on or before the third anniversary of the funding date of such Term Loan prepaid, 1.00% of the principal amount of the applicable Term Loan prepaid.
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
The estimated fair value of the Term Loans as of June 30, 2025 was measured using Level 3 inputs and approximates the carrying value recorded to the balance sheet. The effective interest rate for the Term Loan is 10.61% for the three and six months ended June 30, 2025 and 11.60% and 11.79% for the three and six months ended June 30, 2024, respectively. Interest expense during the three and six months ended June 30, 2025 was $0.8 million and $1.6 million, respectively and during the three and six months ended June 30, 2024 was $0.9 million and $1.3 million, respectively.
Future maturities of debt as of June 30, 2025 are as follows (in thousands):

As of June 30, 2025
2028	$20,000
2029	10,000
Thereafter	—
Total payments	30,000
Less: unamortized debt issuance costs	(149)
Accretion of final payment	509
Total	$30,360
8. Preferred Stock
Under the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue two classes of shares: preferred stock and common stock. The preferred stock may be issued in series, and the Company’s board of directors is authorized to determine the rights, preferences, and terms of each series. These rights, preferences and terms could include dividend rights, conversion rights, voting rights, terms of redemptions, liquidation preferences and sinking fund terms. As of June 30, 2025 and December 31, 2024, the Company was authorized to issue 10,000,000 shares of preferred stock and there was no outstanding preferred stock as of June 30, 2025 and December 31, 2024.
9. Common Stock
As of June 30, 2025 and December 31, 2024, the Company was authorized to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. The Common Stock has the following rights and privileges:
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
Shares reserved for future issuance

	As of June 30, 2025	As of December 31, 2024
Outstanding stock option awards	9,037,076	8,300,804
Vesting of RSUs	1,060,650	932,634
Shares of common stock available for future grants under the 2020 Stock Option and Incentive Plan	6,050,630	4,212,229
Shares of common stock available for future issuance under the 2020 Employee Stock Purchase Plan	1,753,367	1,294,745
Shares of common stock available for future grants under the 2022 Inducement Plan	1,425,000	1,460,000
Total shares reserved for future issuance	19,326,723	16,200,412
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
The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for stock option awards with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected volatility	88.02% - 89.30%	85.58% - 86.46%	86.82% - 89.30%	85.28% - 86.46%
Risk-free interest rate	3.98% - 4.12%	4.17% - 4.60%	3.98% - 4.45%	4.04% - 4.60%
Expected dividend	—	—	—	—
Expected term (in years)	5.34 - 6.07	5.31 - 6.08	5.34 - 6.08	5.31 - 6.08
Underlying common stock fair value	$1.37 - $1.61	$11.51 - $15.36	$1.37 - $12.63	$11.51 - $17.44
A summary of option activity under the 2015 Plan and the 2020 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	8,300,804	$17.23	7.49	$13,769
Granted	2,271,680	$9.68
Exercised	(4,921)	$12.18
Forfeited	(1,530,487)	$14.88
Outstanding as of June 30, 2025	9,037,076	$15.73	6.78	$—
Exercisable as of June 30, 2025	5,613,168	$16.74	5.50	$—
Vested and expected to vest as of June 30, 2025	9,037,076	$15.73	6.78	$—

As of June 30, 2025, there were $33.7 million of unrecognized compensation costs that are expected to be recognized over the weighted-average period of 2.6 years related to stock options. Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of June 30, 2025.
Restricted Stock Units
The service-based condition for restricted stock units (“RSUs”) is generally satisfied over three years.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2024	932,634	$24.28
Granted	840,341	$10.67
Released	(370,437)	$26.09
Forfeited	(341,888)	$14.64
Unvested and outstanding as of June 30, 2025	1,060,650	$15.97
As of June 30, 2025, the Company had $12.4 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 2.0 years.
Performance-Based Restricted Stock Units
Performance-based restricted stock units (“PSUs”) were granted in 2022 and vested upon the achievement of market and performance conditions. Market conditions include the Company's total shareholder return (“TSR”) relative to the Nasdaq Biotechnology Index over the term of the award ending on June 30, 2024. Additionally, the number of shares of common stock issuable upon vesting ranged from 0% to 200% of the PSUs based on achievement of certain targets.
The fair value of the TSR PSUs were derived from a Monte Carlo simulation model that used the following key assumptions:

Valuation date share price	$17.57
Award term (years)	1.92
Volatility	70.62%
Correlation coefficient	0.3508
Average peer group volatility	79.69%
Average peer group correlation coefficient	0.4397
Risk-free interest rate	2.84%
The measurement period for the PSUs associated with TSR concluded on the last trading day of the second quarter 2024 and in July 2024, upon certification of the TSR results by the compensation committee of the board of directors, the award recipients vested in a total of 155,292 shares of common stock, representing 55% achievement. Such 155,292 shares of common stock were issued to award recipients as of September 30, 2024. There were no outstanding PSUs as of June 30, 2025.

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
Under the 2020 ESPP, eligible employees may purchase shares of our common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The 2020 ESPP provides for a six-month offering period. At the end of the purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of the fair market value at the beginning of the offering period or 85% of the fair market value at the end of the purchase period, subject to tax limitations on the total value of the purchase. The 2020 ESPP is considered a compensatory plan, and the Company recorded $0.1 million in stock-based compensation expense for both the three and six months ended June 30, 2025, and $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2025, 0 and 149,987 shares of common stock were issued respectively under the 2020 ESPP with 1,753,367 shares remaining available for issuance under the 2020 ESPP. The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for the 2020 ESPP with the following assumptions:

	Three and Six Months Ended June 30,
	2025	2024
Risk-free interest rate	4.29%	5.27%
Expected term of options (in years)	0.50	0.50
Expected stock price volatility	208.00%	63.92%
Expected dividends	—	—
Stock-Based Compensation Expense
The following table presents the components and classification of stock-based compensation expense for the Company’s stock-based awards for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options and ESPP	$4,406	$6,287	$10,367	12,645
Restricted stock units	1,976	3,314	4,927	6,560
Performance-based restricted stock units	—	1,043	—	1,105
Total stock-based compensation expense	$6,382	$10,644	$15,294	$20,310
Research and development expenses	$1,935	$4,102	$5,637	$7,172
General and administrative expenses	$4,447	$6,542	$9,657	$13,138

12. Income Taxes
For the three and six months ended June 30, 2025 and 2024, the Company did not record an income tax provision. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax asset will not be realized. As a result, the Company’s effective tax rate will remain at 0% because there are no estimated or discrete items that would impact the tax provision.
On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was enacted in the United States, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. We are currently evaluating the impact of the OBBBA on our financial condition and results of operations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Bexotegrast - clinical trial and third party contracting costs	13,359	26,360	34,948	43,577
Employee-related expenses - research and development (excluding stock-based compensation)	10,344	8,381	20,830	17,519
General and administrative costs (excluding stock-based compensation)	8,947	8,476	19,236	17,126
Other segment items	12,942	17,422	29,513	34,809
Segment loss	45,592	60,639	104,527	113,031
Reconciliation of segment loss
Interest and other (income) expense, net	(3,101)	(5,653)	(6,669)	(11,535)
Interest expense	809	868	1,608	1,313
Net loss	$43,300	$55,854	$99,466	$102,809
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

15. Leases
On September 28, 2023, the Company entered into a lease agreement with HCP BTC, LLC, a Delaware limited liability company (“the Landlord”) for premises consisting of approximately 100,904 square feet of office and laboratory space located at Oyster Point Blvd, South San Francisco, California (the “Oyster Point Lease”), which is being used as a single unified Company headquarters. The lease term of approximately seven years started in the second quarter of 2024 when the Landlord substantially completed tenant improvements and may be extended for a period of eight years at the then prevailing market rates for a comparable property. Future lease payments are approximately $40.5 million which represent the non-cancellable periods of the lease. We excluded extension options that are not reasonably certain to be exercised from our lease terms. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease term. Our lease agreement provides us the right to sublet the premises, subject to approval by the Landlord. Additionally, the Company provided a letter of credit to the Landlord in the amount of $1.4 million in connection with the Oyster Point Lease, which is classified as restricted cash as of June 30, 2025.
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
The undiscounted future non-cancellable lease payments of the Company's operating lease liability as of June 30, 2025 were as follows (in thousands):

Operating Lease
2025 (remainder of the year)	1,940
2026	4,406
2027	5,898
2028	7,468
2029 and thereafter	20,822
Total undiscounted lease payments	$40,534
Less: Present value discount	(10,518)
Total discounted lease payments	$30,016
Total current operating lease liabilities	$1,225
Total non-current operating lease liabilities	$28,791
Total lease liability	$30,016
The weighted-average remaining lease terms and discount rates related to the Company's operating leases were as follows:

	Six Months Ended June 30,
	2025	2024
Weighted-average remaining lease term (in years)	6.0	6.9
Weighted-average discount rate	9.3%	9.3%
Variable lease costs comprise primarily of the Company's proportionate share of operating expenses, property taxes, and insurance. Short-term lease expense and variable lease payments recorded in operating expenses were immaterial for the three and six months ended June 30, 2025 and 2024. Lease expenses for each of the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$1,505	$1,625	$3,011	$2,597
Other variable costs	522	280	952	445
Total expense	$2,027	$1,905	$3,963	$3,042

16. Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of $0.3 million and $1.0 million for the three and six months ended June 30, 2025 and $0.5 million and $0.8 million for the three and six months ended June 30, 2024.
17. Net Loss Per Share Attributable to Common Stockholders
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	Six Months Ended June 30,
	2025	2024
Options to purchase common stock	9,037,076	8,230,237
Restricted stock units	1,060,650	1,180,746
Performance-based restricted stock units*	—	155,292
Total	10,097,726	9,566,275
*Represents TSR based PSUs outstanding based on level of achievement of 55% as measured on June 30, 2024
18. Restructuring of Operations
On May 1, 2025, we announced a reduction in workforce that impacted approximately 45% of our then-current employees. We expect the total cost of the current restructuring plan, which was largely completed as of June 30, 2025, to be approximately $3.8 million. For the three and six months ended June 30, 2025, one-time termination benefits totaling $2.7 million was recorded to research and development expenses and $1.0 million was recorded to general and administrative expenses. As of June 30, 2025, we have paid $3.2 million in termination benefits and an accrual of $0.5 million is recorded within Accrued Liabilities on the condensed consolidated balance sheets.

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
Overview
We are a clinical-stage biopharmaceutical company focused on discovering and developing integrin-based therapeutics. We have applied our deep understanding of fibrosis biology, along with our medicinal chemistry and translational medicine expertise to develop a set of proprietary tools designed to discover and de-risk product candidates quickly and efficiently.
In June 2025, we announced that we were discontinuing the development of bexotegrast in IPF as the results of our global Phase 2b/3 trial, BEACON-IPF, demonstrated an unfavorable risk-benefit profile.
In January 2023, we received United States Food and Drug Administration, or FDA, clearance of an investigational new drug application, or IND, for PLN-101095, a small molecule, dual selective inhibitor of integrins αvβ8 and αvβ1 for the treatment of solid tumors that are resistant to immune checkpoint inhibitors. We are currently enrolling the fifth of five potential dose cohorts in a Phase 1 open-label dose-escalation trial of PLN-101095 as monotherapy and in combination with pembrolizumab in patients with solid tumors that are resistant to immune checkpoint inhibitors.
Our Phase 1-ready program PLN-101325, is in development for treatment of muscular dystrophies, including Duchenne muscular dystrophy. PLN-101325 is a monoclonal antibody designed to act as an allosteric agonist of integrin α7β1. PLN-101325 has received a clinical trial approval (CTA) in Australia.
Second Quarter and Recent Developments
Bexotegrast
•Bexotegrast development in idiopathic pulmonary fibrosis (IPF) discontinued. Following an analysis of the full safety and efficacy data from the BEACON-IPF Phase 2b/3 clinical trial, the Company has discontinued development of bexotegrast in idiopathic pulmonary fibrosis (IPF). While bexotegrast-treated patients demonstrated early signs of efficacy, the drug was shown to have an unfavorable risk-benefit profile based on IPF-related adverse events. Full results from BEACON-IPF will be submitted for future publication.
Oncology Program
•Phase 1 trial of PLN-101095 in solid tumors continues to enroll. PLN-101095 is an oral, small molecule, dual selective inhibitor of αvβ8 and αvβ1 integrins designed to block TGF-β activation in the tumor microenvironment. The Phase 1 open-label, dose-escalation trial of PLN-101095 trial as monotherapy and in combination with pembrolizumab is in patients with solid tumors that are resistant to immune checkpoint inhibitors. The trial is currently dosing the fifth of five planned dose cohorts, evaluating PLN-101095 at 2000 mg administered twice daily (BID). Initial data from the two highest dose cohorts of the trial is expected by the end of 2025.
Corporate Highlights
•In May, the Company announced a strategic restructuring of its workforce and other cost saving actions intended to extend its cash runway. By the end of the second quarter, the restructuring was largely complete.

Since inception, we have had significant operating losses. Our net loss was $43.3 million and $55.9 million for the three months ended June 30, 2025 and 2024, respectively. Our net loss for the six months ended June 30, 2025 and 2024 was $99.5 million and $102.8 million, respectively. As of June 30, 2025, we had an accumulated deficit of $809.5 million and cash, cash equivalents, and short-term investments of $264.4 million. We expect to continue to incur net losses for the foreseeable future as we:

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
The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change
Employee related expenses	$12,279	$12,469	$(190)
Outside and consulting services for preclinical studies and research and development activities by third-party contract organizations	4,087	3,838	249
Clinical trials expenses	11,291	24,195	(12,904)
Depreciation of lab equipment and costs of equipment and supplies	1,291	1,291	—
Facilities expenses	1,742	1,921	(179)
Other expenses and other allocations	1,508	1,903	(395)
Total research and development expenses	$32,198	$45,617	$(13,419)
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
Due to discontinuing development of bexotegrast in IPF, we expect research and development expenses to decrease in the near term as we have re-prioritized our development of product candidates that are in earlier, less capital-intensive stages of development. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

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
Interest Expense
Our interest expense is derived from a term loan executed under the Oxford Loan Agreement that we entered into in May 2022 and amended in March 2024 (the "Amended Loan Agreement"). Borrowings under the Amended Loan Agreement bear interest at a rate per annum equal to 1-month term SOFR plus 5.25%, subject to an agreed upon floor of 8.75%.

Financial Operations Overview
Comparison of the three months ended June 30, 2025 and 2024 (in thousands)

	Three Months Ended June 30,
	2025	2024	$ Change
Operating expenses:
Research and development	$(32,198)	$(45,617)	$13,419
General and administrative	(13,394)	(15,022)	1,628
Total operating expenses	(45,592)	(60,639)	15,047
Loss from operations	(45,592)	(60,639)	15,047
Interest and other income (expense), net	3,101	5,653	(2,552)
Interest expense	(809)	(868)	59
Net loss	$(43,300)	$(55,854)	$12,554
Research and development expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change
Program-specific external expenses:
Bexotegrast - clinical trial and third party contracting costs	$13,359	$26,360	$(13,001)
Other pipeline programs - clinical trial and third party contracting costs	2,019	1,673	346
Total program-specific external expenses	15,378	28,033	$(12,655)
Unallocated internal expenses
Employee-related expenses	12,279	12,469	$(190)
Depreciation of lab equipment and costs of equipment and supplies	1,291	1,291	—
Facilities expenses	1,742	1,921	$(179)
Other expenses and other allocations	1,508	1,903	(395)
Total unallocated internal expenses	16,820	17,584	$(764)
Total research and development expenses	$32,198	$45,617	$(13,419)
Research and development expenses for the three months ended June 30, 2025 decreased $13.4 million, primarily due to the discontinuation of BEACON-IPF and lower employee-related expenses, driven by a reduction in headcount resulting from our restructuring initiated May 1, 2025.

General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2025 decreased $1.6 million, primarily due to a decrease in employee related costs driven by the reduction in workforce and associated reversal of expense for unvested, forfeited stock awards.
We currently expect general and administrative expenses to decrease in the near-term in response to the reduction in workforce then remain relatively consistent for the foreseeable future.
Interest and Other Income (Expense), Net
Interest and other income (expense), net decreased $2.6 million due to lower investment balances due to continued funding of operating activities.
Interest Expense
Interest expense for the three months ended June 30, 2025 decreased $0.1 million due to changing interest rates associated with the Amended Loan Agreement.

Comparison of the six months ended June 30, 2025 and 2024 (in thousands)

	Six Months Ended June 30,
	2025	2024	$ Change
Operating Expenses:
Research and development	(75,634)	(82,763)	7,129
General and administrative	(28,893)	(30,268)	1,375
Total operating expenses	(104,527)	(113,031)	8,504
Loss from operations	(104,527)	(113,031)	8,504
Interest and other income (expense), net	6,669	11,535	(4,866)
Interest expense	(1,608)	(1,313)	(295)
Net income or loss	(99,466)	(102,809)	3,343
Research and development expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change
Program-specific external expenses:
Bexotegrast - clinical trial and third party contracting costs	34,948	43,577	$(8,629)
Other pipeline programs - clinical trial and third party contracting costs	4,403	3,899	$504
Total program-specific external expenses	39,351	47,476	$(8,125)
Unallocated internal expenses
Employee-related expenses	26,467	24,687	$1,780
Depreciation of lab equipment and costs of equipment and supplies	2,684	2,978	$(294)
Facilities expenses	3,619	3,574	$45
Other expenses and other allocations	3,513	4,048	$(535)
Total unallocated internal expenses	36,283	35,287	$996
Total research and development expenses	75,634	82,763	$(7,129)
Research and development expenses for the six months ended June 30, 2025 decreased $7.1 million, primarily due to the discontinuation of BEACON-IPF.

General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2025 decreased $1.4 million, primarily attributable to decreased employee-related costs, driven by our restructuring of operations.
We expect our general and administrative expenses to remain relatively consistent for the foreseeable future.
Interest and Other Income (Expense), net
Interest and other income (expense), net decreased $4.9 million, attributable to lower investment balances due to continued funding of operating activities.
Interest Expenses
Interest expense for the six months ended June 30, 2025 increased $0.3 million due to additional borrowings under the Amended Loan Agreement.
Liquidity and Capital Resources
Overview
As of June 30, 2025, we had $264.4 million of cash, cash equivalents and short-term investments. Our short-term investments consist of U.S. Treasury securities, U.S. Government agency securities and highly rated, investment-grade corporate debt securities.
In March 2024, we entered into an Amended Loan Agreement with Oxford Finance LLC (or the “Lender” or “Oxford”) which upsized our existing Term Loan facility to a total size of $150.0 million aggregate principal amount (the "Term Loans"). Pursuant to the Amended Loan Agreement, we drew an additional Term Loan of $20.0 million and given the discontinuation of development of bexotegrast in IPF, we do not expect to have access to additional borrowing under the Oxford Agreement. See Note 7 to the Notes to our 2024 Form 10-K for more information.
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
Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development expenditures. If we need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. In addition, the discontinuation of our development of bexotegrast in IPF may intensify the risk that we will be unable to access capital on favorable terms, or at all, as and when needed. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our preclinical studies, clinical trials, research and development programs or commercialization efforts. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations and other licensing arrangements. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us.
Cash Flows
Comparison of the six months ended June 30, 2025 and 2024
The following summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(89,467)	$(75,568)
Net cash provided by investing activities	104,601	70,248
Net cash provided by financing activities	498	22,472
Net increase in cash and cash equivalents	$15,632	$17,152
Cash Used in Operating Activities
Net cash used in operating activities increased $13.9 million, primarily due to settling payables and accrued expenses relating to the bexotegrast program including close-out activities for the BEACON-IPF study.
Cash Provided by Investing Activities
Net cash provided by investing activities increased over the same period of the prior year as maturities of marketable securities exceeded related purchases during the six months ended June 30, 2025.
Cash Provided by Financing Activities
Net cash provided by financing activities decreased $22.0 million, primarily due to additional Term Loans entered into during the six months ended June 30, 2024 associated with the Amended Loan Agreement as well as decreased proceeds from the issuance of common stock under benefit plans during the six months ended June 30,2025.
Contractual Obligations and Other Commitments
At June 30, 2025, we have a non-cancelable operating lease for office and laboratory space for a period of seven years through March 31, 2031. Refer to Note 14 and Note 15 to our financial statements appearing elsewhere in this Report for a discussion of material obligations and commitments.
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
Recent Accounting Pronouncements
See Note 2 to the Notes to Condensed Unaudited Financial Statements of this Report for more information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash and cash equivalents, restricted cash and short-term investments of $264.4 million as of June 30, 2025 which consisted of bank deposits, highly liquid money market funds and short-term investments in U.S. treasury securities, U.S. government agency securities and corporate debt securities. Under the Amended Loan Agreement, we had a $30.0 million term loan outstanding as of June 30, 2025 which is subject to the movement in interest rates. Due to the short-term maturities of our cash equivalents and short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2025, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing and our prior collaboration with Novartis. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss was $43.3 million and $55.9 million for the three months ended June 30, 2025 and 2024, respectively. Our net loss for the six months ended June 30, 2025 and 2024 was $99.5 million and $102.8 million, respectively. As of June 30, 2025, we had an accumulated deficit of $809.5 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be at least several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to further develop and, if approved, market additional potential product candidates.
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
•commercialize our current product candidates and any future product candidates, if approved;
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
Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of our current product candidates and any future product candidates that we may develop, seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations, and such funding may be more difficult to obtain given the discontinuation of the BEACON-IPF trial and our development of bexotegrast in idiopathic pulmonary fibrosis (IPF). If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, or eliminate one or more of our research and drug development programs or future commercialization efforts.
As of June 30, 2025, we had approximately $264.4 million in cash, cash equivalents, restricted cash and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses and capital expenditure requirements for the next 12 months and beyond. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth or potentially pursuant to new arrangements with different lenders. We have borrowed capital under our

Amended and Restated Loan and Security Agreement with Oxford Finance LLC, or Amended Loan Agreement. Following our discontinuation of BEACON-IPF, we do not expect to be eligible to borrow additional term loans under the Amended Loan Agreement, given that the availability of two term loans is subject to the satisfaction of certain conditions related to the BEACON-IPF clinical trial and the availability of the third term loan is at the sole discretion of the lender. In addition, we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. However, we cannot be certain that additional funding will be available on acceptable terms, or at all, and such availability may be limited in the future given the discontinuation of our development of bexotegrast in IPF. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also may be required to seek collaborators for any of our product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Market volatility resulting from challenging financial markets factors, including the effects of health epidemics and pandemics, such as the COVID-19 pandemic, could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.
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
•expenditures that we will or may incur to develop our product candidates;
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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates and our technology related to transforming growth factor beta, or TGF-β, signaling and integrin biology, medicinal chemistry, translational screening technologies, and clinical insights to discover and develop novel therapies for the treatment of fibrosis. Our approach to the discovery and development of product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value. We have not yet demonstrated the ability to progress any product candidate through clinical trials, obtain regulatory approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In June 2025, we announced that we were discontinuing our development of bexotegrast in IPF. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields. Consequently, we expect our operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products.
Our business is highly dependent on the success of the product candidates that we advance into the clinic. Our product candidates will require significant additional development before we may be able to seek regulatory approval for and launch a product commercially.
We are currently conducting a Phase 1 clinical trial of PLN-101095 in solid tumors, and PLN-101325 development for treatment of muscular dystrophies is Phase-1 ready. We have no products that are approved for commercial sale and may never be able to develop marketable products. If any of our product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. In that regard, in March 2025, we announced that we were discontinuing the BEACON-IPF Phase 2b trial following a prespecified data review and recommendation by the trial’s independent DSMB, as well as a secondary review and recommendation by an outside expert panel. Subsequently, in June 2025, we announced we were discontinuing the development of bexotegrast in IPF.
Before we can generate any revenue from sales of any of our product candidates, we must undergo additional preclinical and clinical development, regulatory review, and approval in one or more jurisdictions. In addition, if one or more of our product candidates are approved, we must ensure access to sufficient commercial manufacturing capacity and conduct significant marketing efforts in connection with any commercial launch. These efforts will require substantial investment, and we may not have the financial resources to continue development of our product candidates.
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
Our approach to discover and develop targeted treatments for fibrosis focuses on the antagonism of tissue-specific TGF-β signaling through the inhibition of integrins known to mediate the release of activated TGF-β in fibrotic tissue. However, this mechanism has not been definitively proven to successfully treat fibrosis. Targeting integrins to treat fibrosis is a novel approach in a rapidly developing field, and there can be no assurance that we will not experience currently unknown problems or delays in developing our product candidates, that such problems or delays will not result in unanticipated costs, or that any such development problems can be solved. As a result, we may never succeed in developing a marketable product to treat fibrosis.
Clinical development involves a lengthy, complex, and expensive process, with an uncertain outcome.
To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, the general approach for FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. A product candidate can fail at any stage of testing, even after observing promising signals of activity in earlier preclinical studies or earlier stage clinical trials. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, in March 2025, we announced that we were discontinuing the BEACON-IPF Phase 2b trial following a prespecified data review and recommendation by the trial’s independent DSMB, as well as a secondary review and recommendation by an outside expert panel, and subsequently announced in June 2025 that we were discontinuing development of bexotegrast in IPF. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A large number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials or divergent conclusions by the FDA, other regulatory agencies, IRBs, DSMBs or others in connection with such findings.
Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support further clinical development of any of our product candidates. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:
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
We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.
We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that could delay or prevent our ability to receive marketing approval or commercialize any product candidates, including:
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
If significant adverse events or other side effects are observed in any of our ongoing or future clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts altogether. In March 2025, we announced that we were discontinuing the BEACON-IPF Phase 2b trial following a prespecified data review and recommendation by the trial’s independent DSMB, as well as a secondary review and recommendation by an outside expert panel due to an imbalance in safety events between treatment and placebo groups. We subsequently announced in June 2025 that we were discontinuing development of bexotegrast in IPF. We may also encounter unexpected drug-drug interactions in our ongoing or planned trials, and may be required to further test our candidates, including additional drug-drug interaction studies, which may be expensive, time consuming and result in delays to our programs.
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
Additionally, in some instances, there can be significant variability in safety or efficacy results between different trials with the same product candidate due to numerous factors, including differences in trial protocols, size and type of the patient populations, variable adherence to the dosing regimen or other protocol requirements and the rate of dropout among clinical trial participants. We do not know whether any clinical trials we conduct will demonstrate consistent or adequate efficacy and safety to obtain marketing approval to market our product candidates. For example, in March 2025, we announced that we were discontinuing the BEACON-IPF Phase 2b trial following a prespecified data review and recommendation by the trial’s independent DSMB, as well as a secondary review and recommendation by an outside expert panel. We subsequently announced in June 2025 that we were discontinuing our development of bexotegrast in IPF.
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
We may be unable to obtain and maintain orphan drug designation for our product candidates and, even if we obtain such designation, we may not be able to realize the benefits of such designation, including potential marketing exclusivity of our product candidates, if approved.
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
Should we seek orphan drug designation for one or more of our future product candidates, we may be unable to obtain and maintain such designation. Even if we obtain such designation, the designation of any of our product candidates as an orphan drug does not mean that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant orphan drug designation to product candidates of other companies that treat the same indications as our product candidates.
Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or foreign regulatory authorities from approving another marketing application for a product that constitutes a similar medicinal product treating the same indication for that marketing exclusivity period, except in limited circumstances. The applicable period is seven years in the United States and ten years in the EEA. The ten-year period of market exclusivity in the EEA can be extended by a further two years if the product qualifies for a pediatric extension, but can be reduced to a period of six years if the orphan designation criteria are no longer met after the fifth year. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. On April 26, 2023, the European Commission adopted a proposal for a new Regulation set to replace Regulation (EC) No 726/2004 and a new Directive replacing Directive 2001/83 on the Community Code relating to medicinal products for human use. On June 4, 2025, the Council of the EU adopted its position on the European Commission's proposed reforms and will enter into negotiations with the European Parliament to reach an agreement on the reforms. If made into law, the proposals will revise and replace the existing general pharmaceutical legislation and may make it more difficult to obtain orphan designation in the EEA.
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
A Fast Track designation by the FDA, even if granted for current or future product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.
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
We face an inherent risk of product liability as a result of testing any of our product candidates in clinical trials and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
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
Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We will need to obtain additional insurance for clinical trials as product candidates continue clinical development and as additional product candidates may enter the clinic. However, we may be unable to obtain, or may obtain on unfavorable terms, clinical trial insurance in amounts adequate to cover any liabilities from any of our clinical trials. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

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
There are a number of biopharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of fibrosis. Companies that we are aware of that are targeting the treatment of various fibrosis indications through inhibiting various parts of the TGF-β pathway include companies with significant financial resources such as AbbVie Inc., AstraZeneca plc, Bristol Myers Squibb Co., Corbus Pharmaceutical, Merck & Co., Inc., Eli Lilly & Company, Novartis AG, Scholar Rock, Inc., and Takeda Pharmaceutical Company.
Many of our current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do.
Mergers and acquisitions in the biopharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, more convenient or less expensive than any products that we may develop. Furthermore, products currently approved for other indications could be discovered to be effective treatments of fibrosis as well, which could give such products significant regulatory and market timing advantages over product candidates that we may identify. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete and we may not be successful in marketing any product candidates we may develop against competitors. The availability of competitive products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.
The biopharmaceutical industry is subject to extensive regulatory obligations and policies that may be subject to significant and abrupt change, including due to judicial challenges, election cycles, and resulting regulatory updates and changes in policy priorities.
In June 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA, the U.S. Department of Health and Human Services (HHS), the Centers for Medicare and Medicaid Services (CMS) and other agencies with significant oversight of the biopharmaceutical industry. The new framework may increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies may be subject to increased litigation and judicial scrutiny.
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

Even if any product candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients and third-party payors. In addition, the availability of coverage by third-party payors may be affected by existing and future healthcare reform measures designed to reduce the cost of health care. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable.
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
•positive health technology assessment (HTA) in jurisdictions where required;
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
When originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the One Big Beautiful Bill Act signed into law on July 4, 2025 amended the applicable statute to broaden the orphan drug exclusion such that products with more than one orphan designation and more than one approved indication will remain exempt from price negotiations, so long as each approved indication is for a rare disease or condition.
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
Because our programs may involve product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights.
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
Depending upon the timing, duration, and specifics of any FDA or foreign marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, within the EU, regulatory protections afforded to medicinal products such as data exclusivity, marketing protection, market exclusivity for orphan indications and pediatric extensions are currently under review and is likely to be curtailed in future years. On April 26, 2023, the European Commission adopted a proposal for a new Regulation set to replace Regulation (EC) No 726/2004 and a new Directive replacing Directive 2001/83 on the Community Code relating to medicinal products for human use. If made into law, this proposal will revise and replace the existing general pharmaceutical legislation and will affect the existing period of regulatory protection afforded to medicinal products in the European Union. If we are unable to obtain patent term extension or the term of any such extension is less than we request, or if data exclusivity or other regulatory protections are reduced, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed. It should be noted that the European Commission’s new proposed legislation, if implemented, will also affect the current EU legal framework of pediatric medicines as well as the framework applicable to patent term extension, also called Supplementary Protection Certificates (SPCs).
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
We rely on third-party contract manufacturers to manufacture our product candidates for preclinical studies and clinical trials. We do not own manufacturing facilities for producing any clinical trial product supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices, including due to severe weather events, natural disasters, trade policies or challenging macroeconomic conditions, including the effects of health epidemics and pandemics, such as COVID-19. In addition, we rely on vendors in foreign jurisdictions, including China for our clinical drug supply. The tensions between the United States and China have led to a series of tariffs and sanctions being imposed by the United States on imports from China mainland, as well as other business restrictions. Geopolitical developments may lead to further developments with respect to the imposition or threat of imposition of trade policies, tariffs, export controls, capital controls, taxes and other limitations on cross-border operations. If our supply chain is interrupted for business or geopolitical reasons, the development of our product candidates could be materially delayed. In particular, any replacement of our manufacturers could require significant time, effort and expertise because there may be a limited number of qualified replacements and the process to transfer technology and initiate manufacturing is complex and time consuming.
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
We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:
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
We rely on sole suppliers for the manufacture of our product candidates. If these sole suppliers are unable to supply to us in the quantities we require, or at all, or otherwise defaults on its supply obligations to us, we may not be able to obtain alternative supplies from other suppliers on acceptable terms, in a timely manner, or at all. We also do not have long-term supply agreements with any of our suppliers. Our current contracts with certain suppliers may be canceled or not extended by such suppliers and, therefore, do not afford us with protection against a reduction or interruption in supplies. Moreover, in the event any of these suppliers breach their contracts with us, our legal remedies associated with such a breach may be insufficient to compensate us for any damages we may suffer.
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
•managing our development and commercialization efforts effectively, including the clinical and FDA review process for any product candidates, while complying with our contractual obligations to contractors and other third parties; and
•improving our operational, financial and management controls, reporting systems and procedures.
Our ability to continue to develop and, if approved, commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth. Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.
If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize any product candidates and, accordingly, may not achieve our research, development and commercialization goals.
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
Our ability to compete in the highly competitive biotechnology and biopharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our management, scientific and medical personnel, including key members of our senior management and executive team. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. In addition, on May 1, 2025, we announced a strategic restructuring that reduced our then-current workforce by approximately 45%. The current restructuring plan, which was largely completed by the end of the second quarter of 2025, is intended to reduce our costs and preserve cash reserves following the discontinuation of BEACON-IPF. However, this restructuring may increase our dependence on the remaining key members of our senior management and executive team and could result in other unintended consequences and costs, such as the loss of institutional knowledge and expertise, decreased morale or attrition among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force.
We conduct our operations at our facility in South San Francisco, California. This region is headquarters to many other biopharmaceutical companies, biotechnology companies and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. These challenges may be intensified following our discontinuations of BEACON-IPF and our development of bexotegrast for IPF and workforce reduction, any of which could harm our ability to attract and retain qualified management, scientific and medical personnel who are critical to our business.
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
•any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•adverse results or delays in future clinical trials;
•our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•adverse regulatory decisions, including failure to receive regulatory approval of any product candidate;
•changes in laws or regulations applicable to any product candidate, including but not limited to clinical trial requirements for approvals;
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

•unanticipated serious safety concerns related to the use of any product candidate;
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
In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including as a result of effects of health epidemics and pandemics, such as COVID-19, geopolitical events, such as the Russian invasion of Ukraine, conflict in the Middle East and related global escalation of geopolitical tensions, domestic or international trade policies and rising inflationary pressures. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.
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
In addition to our operations in the United States, which may be subject to healthcare and other laws relating to the privacy and security of health information and other personal data, we may seek to conduct clinical trials in the EEA/UK and may become subject to additional EEA/UK data privacy laws, regulations and guidelines.
In the EU, the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable) is governed by the EU General Data Protection Regulation 2016/679 (EU GDPR). The U.K. has implemented the EU GDPR as the U.K. GDPR (together with the EU GDPR, the GDPR) which sits alongside the U.K. Data Protection Act 2018 (as amended). The GDPR has direct effect where an entity is established in the EEA or the U.K. (as applicable) and has extra-territorial effect where an entity established outside of the EEA or the UK processes personal data in relation to the offering of goods or services to individuals in the EEA and/or the UK or the monitoring of their behavior.
The GDPR imposes obligations on controllers, including, among others: (i) accountability and transparency requirements, requiring controllers to demonstrate and record compliance with the GDPR and to provide detailed information to individuals regarding the processing of their personal data (e.g., via informed consent forms); (ii) requirements to process personal data lawfully including specific requirements for obtaining valid consent where consent is the lawful basis for processing; (iii) obligations to consider data protection when any new products or services are developed and designed (including e.g., to limit the amount of personal data processed); (iv) obligations to comply with individuals’ data protection rights; and (v) an obligation to report certain personal data breaches to the competent data protection authority and affected individuals.
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
The European Health Data Space Regulations (the "EHDS Regulations") came into force on March 26, 2025. The aims of the EHDS Regulations are to provide individuals with more control over their electronic health data, enable cross-border sharing of European Health Data ("EHD") between national EU healthcare systems and facilitate the sharing of EHD for secondary research purposes. The EHDS Regulations impose new obligations, but also create opportunities for companies engaged in health-related research to share and access health data on a large scale. Although the EHDS Regulations have come into force, key obligations will not apply until March 2029.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials costlier to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, due to factors including the effects of health epidemics and pandemics, such as COVID-19, geopolitical events, such as the Russian invasion of Ukraine, conflict in the Middle East and related global escalation of geopolitical tensions, inflationary pressures, interest rates volatility and domestic or international trade policy could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our suppliers, some of which are located outside of the United States, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s quarterly report on Form 10-Q (File No. 001-39303) filed on August 11, 2020).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K (File No. 001-39303) filed on June 9, 2025

3.3
Third Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39303) filed on September 27, 2024).

3.4
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

10.1*	Form of Retention Agreement

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Date: August 7, 2025

PLIANT THERAPEUTICS, INC.

By:	/s/ Bernard Coulie
Bernard Coulie, M.D., Ph.D.
President and Chief Executive Officer

By:	/s/ Keith Cummings
Keith Cummings, M.D., M.B.A.
Chief Financial Officer (Principal Financial Officer)