Form 10-Q
period 2025-09-30
PLIANT THERAPEUTICS, INC.
filed 2025-11-06
CIK 1746473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2025, the registrant had 61,449,385 shares of common stock, $0.0001 par value per share, outstanding.

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
•Our ability to compete with companies currently marketing or engaged in the development of integrin-based therapeutics;
•Our plans and strategy regarding obtaining and maintaining intellectual property protection for our product candidates and the duration of such protection;
•Our plans and strategy regarding the manufacture of our product candidates for clinical trials and for commercial use, if approved;
•Our ability to enter into successful new collaborations;
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
Risks Related to Our Financial Position, Need for Additional Capital and Operations
•We have incurred significant net losses since inception, and we expect to continue to incur significant net losses for the foreseeable future.
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
•Our business is highly dependent on the success of our product candidates that we advance into the clinic. All of our product candidates will require significant additional development before we may be able to seek regulatory approval for and launch a product commercially.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Pliant Therapeutics, Inc.
Condensed Balance Sheets
(Unaudited)
(In thousands, except number of shares and per share amounts)

	September 30, 2025	*December 31, 2024
Assets
Current assets
Cash and cash equivalents	$93,732	$71,188
Short-term investments	148,065	284,536
Prepaid expenses and other current assets (Note 5)	3,791	6,540
Total current assets	245,588	362,264
Property and equipment, net (Note 4)	4,344	5,525
Operating lease right-of-use assets (Note 15)	24,794	27,243
Restricted cash	1,482	1,482
Other non-current assets	392	435
Total assets	$276,600	$396,949
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$485	$5,960
Accrued research and development	7,779	14,363
Accrued liabilities (Note 6)	8,173	12,353
Operating lease liabilities, current (Note 15)	1,187	542
Total current liabilities	17,624	33,218
Operating lease liabilities, non-current (Note 15)	28,231	29,439
Long-term debt (Note 7)	30,439	30,211
Total liabilities	76,294	92,868
Commitments and Contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024, 300,000 shares designated as Series A Junior Participating Preferred Stock at September 30, 2025 and none designated as Series A Junior Participating Preferred Stock at December 31, 2024; and none issued or outstanding at September 30, 2025 and December 31, 2024 (Note 8 and 10)	—	—
Common stock, $0.0001 par value per share; 300,000,000 shares authorized at September 30, 2025 and December 31, 2024; and 61,449,290 and 60,860,838 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively; (Note 9)	6	6
Additional paid-in capital	1,036,085	1,013,806
Accumulated deficit	(835,819)	(710,052)
Accumulated other comprehensive gain	34	321
Total stockholders’ equity	200,306	304,081
Total liabilities and stockholders’ equity	$276,600	$396,949
*The condensed balance sheet as of December 31, 2024 has been derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these condensed financial statements

Pliant Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$(17,938)	$(47,754)	(93,572)	(130,517)
General and administrative	(10,331)	(14,260)	(39,224)	(44,528)
Total operating expenses	(28,269)	(62,014)	(132,796)	(175,045)
Loss from operations	(28,269)	(62,014)	(132,796)	(175,045)
Interest and other income (expense), net	2,783	5,128	9,452	16,663
Interest expense	(815)	(877)	(2,423)	(2,190)
Net loss	$(26,301)	$(57,763)	$(125,767)	$(160,572)
Net loss per share - basic and diluted	$(0.43)	$(0.95)	$(2.05)	$(2.66)
Shares used in computing net loss per share - basic and diluted	61,406,475	60,730,935	61,339,118	60,432,643
Comprehensive loss:
Net loss	$(26,301)	$(57,763)	$(125,767)	$(160,572)
Net unrealized gain (loss) on short-term investments	35	1,465	(287)	503
Total other comprehensive gain (loss)	35	1,465	(287)	503
Comprehensive loss	$(26,266)	$(56,298)	$(126,054)	$(160,069)
The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except number of shares and per share amounts)

			Additional Paid-In Capital	Accumulated Other Comprehensive Gain/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2024	60,860,838	$6	$1,013,806	$321	$(710,052)	$304,081
Issuance of common stock under benefit plans	525,345	—	498	—	—	498
Stock-based compensation expense	—	—	8,913	—	—	8,913
Net unrealized loss on short-term investments	—	—	—	(162)	—	(162)
Net loss	—	—	—	—	(56,166)	(56,166)
Balance at March 31, 2025	61,386,183	$6	$1,023,217	$159	$(766,218)	$257,164
Issuance of common stock under benefit plans	—	—	—	—	—	—
Stock-based compensation expense	—	—	6,378	—	—	6,378
Net unrealized loss on short-term investments	—	—	—	(160)	—	(160)
Net loss	—	—	—	—	(43,300)	(43,300)
Balance at June 30, 2025	61,386,183	$6	$1,029,595	$(1)	$(809,518)	$220,082
Issuance of common stock under benefit plans	63,107	—	72	—	—	72
Stock-based compensation expense	—	—	6,418	—	—	6,418
Net unrealized gain on short-term investments	—	—	—	35	—	35
Net loss	—	—	—	—	(26,301)	(26,301)
Balance at September 30, 2025	61,449,290	$6	$1,036,085	$34	$(835,819)	$200,306

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

Pliant Therapeutics, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2025	2024
Cash flows from operating activities
Net loss	$(125,767)	$(160,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,331	1,667
Stock-based compensation expense	21,709	29,209
Gain on sale of property plant and equipment	(44)	—
Non-cash operating lease expense	2,449	2,640
Net amortization (accretion) on short-term investments and debt	3,674	1,945
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,750	5,739
Other non-current assets	43	(35)
Accounts payable	(5,477)	2,358
Accrued liabilities	(10,653)	9,935
Operating lease liabilities	(563)	(727)
Net cash used in operating activities	(110,548)	(107,841)
Cash flows from investing activities
Purchase of short-term investments	(118,319)	(177,930)
Maturity of short-term investments	251,059	282,777
Purchase of property and equipment	(374)	(3,639)
Proceeds from sale of property, plant and equipment	156	—
Net cash provided by investing activities	132,522	101,208
Cash flows from financing activities
Proceeds from issuances of common stock under benefit plans	570	3,106
Proceeds from term loan, net of issuance costs	—	19,909
Net cash provided by financing activities	570	23,015
Net increase in cash and cash equivalents	22,544	16,382
Cash and cash equivalents and restricted cash at beginning of period	72,670	64,716
Cash, cash equivalents and restricted cash at end of period	$95,214	$81,098
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,192	$1,850
Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	$93,732	$79,616
Restricted cash	1,482	1,482
Total cash, cash equivalents, and restricted cash	$95,214	$81,098
Supplemental disclosures of noncash investing and financing activities:
Net unrealized gain on short-term investments	$(287)	$503
Purchase of property and equipment in accounts payable and accrued liabilities	$112	$132
Supplemental disclosures of cash flow information related to leases:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$29,779
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”), for interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the unaudited interim condensed financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company's financial information. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and nine months ended September 30, 2025, as compared to the significant accounting policies described in Note 2 of the "Notes to the Financial Statements" in the Company's audited financial statements included in its 2024 10-K.
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
In November 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses,” which aims to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The guidance is effective for the Company's annual periods beginning in 2027 and interim periods beginning in the first quarter of fiscal year 2028. The Company will first apply this guidance, on an annual basis for the year ending December 31, 2025. While this ASU will expand our income tax disclosures, it is not expected to have a material impact on our consolidated financial statements.
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
There were no assets or liabilities recorded at fair value to the condensed balance sheets using Level 3 inputs as of September 30, 2025 and as of December 31, 2024.
The following tables show the Company’s short-term investments and cash equivalents by significant investment category as of September 30, 2025 and December 31, 2024 (in thousands):

		As of September 30, 2025				As of December 31, 2024
		Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Money Market Funds	Level 1	$54,319	$—	$—	$54,319	$54,825	$—	$—	$54,825
U.S. Treasury securities	Level 2	2,500	—	—	2,500	9,968	7	—	9,975
U.S. Government agency securities	Level 2	15,569	6	—	15,575	77,769	235	—	78,004
Corporate debt securities	Level 2	154,491	34	(6)	154,519	196,479	160	(82)	196,557
Total financial assets		$226,879	$40	$(6)	$226,913	$339,041	$402	$(82)	$339,361

	As of September 30, 2025				As of December 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Classified as:
Cash equivalents	$78,850	$—	$(2)	$78,848	$54,825	$—	$—	$54,825
Short-term investments	148,029	40	(4)	148,065	284,216	402	(82)	284,536
Total	$226,879	$40	$(6)	$226,913	$339,041	$402	$(82)	$339,361
There were no liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024. The Company evaluates transfers between levels at the end of each reporting period and there have been no transfers between fair value measurement levels during the nine months ended September 30, 2025. In addition, there were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2025 and December 31, 2024.
The Company records interest income, accretion income and amortization expense on short-term investments to interest and other income (expense), net in its condensed statement of operations and comprehensive loss.

4. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Laboratory equipment	$11,132	$10,988
Leasehold improvements	2,156	2,118
Furniture and fixtures	1,831	1,775
Computer equipment and software	1,105	1,105
Construction-in-progress	154	346
Total property and equipment, gross	16,378	16,332
Less: Accumulated depreciation	(12,034)	(10,807)
Total property and equipment, net	$4,344	$5,525
Depreciation expense was $0.4 million and $1.3 million for the three and nine months ended September 30, 2025, respectively, and $0.5 million and $1.7 million for the three and nine months ended September 30, 2024, respectively.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Prepaid licenses	$1,050	$1,097
Interest receivable	908	2,302
Prepaid research and development	1,705	2,101
Prepaid insurance	53	877
Other	75	163
Total prepaid expenses and other current assets	$3,791	$6,540
6. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Accrued compensation and benefits	$6,951	$11,154
Other accrued liabilities	1,222	1,199
Total accrued liabilities	$8,173	$12,353
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
The principal amount outstanding under the Term Loans will accrue interest at a floating per annum rate equal to (i) the greater of (a) 1-month term Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) three and one-half percent (3.50%) plus (ii) five and one-quarter percent (5.25%), subject to an agreed upon floor of 8.75%. Beginning on July 1, 2028, the Company is required to repay the Term Loans in consecutive equal monthly payments of principal, together with applicable interest, in arrears. Interest on the Term Loans is paid on a monthly basis. All unpaid principal and accrued and unpaid interest with respect to each Term Loan will be due and payable in full on March 1, 2029. Accrued interest as of September 30, 2025 and December 31, 2024 is included in other accrued liabilities.
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
The estimated fair value of the Term Loans as of September 30, 2025 was measured using Level 3 inputs and approximates the carrying value recorded to the balance sheet. The effective interest rate for the Term Loan is 10.61% for the three and nine months ended September 30, 2025 and 11.57% and 11.72% for the three and nine months ended September 30, 2024, respectively. Interest expense during the three and nine months ended September 30, 2025 was $0.8 million and $2.4 million, respectively and during the three and nine months ended September 30, 2024 was $0.9 million and $2.2 million, respectively. On October 14, 2025, we completed a voluntary prepayment of our Amended Loan Agreement with Oxford disclosed in Footnote 19, Subsequent Events.
Future maturities of debt as of September 30, 2025 are as follows (in thousands):

As of September 30, 2025
2028	$20,000
2029	10,000
Thereafter	—
Total payments	30,000
Less: unamortized debt issuance costs	(140)
Accretion of final payment	579
Total	$30,439
8. Preferred Stock
Under the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue two classes of shares: preferred stock and common stock. The preferred stock may be issued in series, and the Company’s board of directors is authorized to determine the rights, preferences, and terms of each series. These rights, preferences and terms could include dividend rights, conversion rights, voting rights, terms of redemptions, liquidation preferences and sinking fund terms. As of September 30, 2025 and December 31, 2024, the Company was authorized to issue 10,000,000 shares of preferred stock and there was no outstanding preferred stock as of September 30, 2025 and December 31, 2024.
9. Common Stock
As of September 30, 2025 and December 31, 2024, the Company was authorized to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. The Common Stock has the following rights and privileges:
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
Shares reserved for future issuance

	As of September 30, 2025	As of December 31, 2024
Outstanding stock option awards	8,088,517	8,300,804
Vesting of RSUs	1,011,974	932,634
Shares of common stock available for future grants under the 2020 Stock Option and Incentive Plan	7,045,989	4,212,229
Shares of common stock available for future issuance under the 2020 Employee Stock Purchase Plan	1,692,136	1,294,745
Shares of common stock available for future grants under the 2022 Inducement Plan	1,425,000	1,460,000
Total shares reserved for future issuance	19,263,616	16,200,412
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
The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for stock option awards with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected volatility	—	85.14% - 85.74%	86.82% - 89.30%	85.14% - 86.46%
Risk-free interest rate	—	3.45% - 4.20%	3.98% - 4.45%	3.45% - 4.60%
Expected dividend	—	—	—	—
Expected term (in years)	—	6.01 - 6.07	5.34 - 6.08	5.31 - 6.08
Underlying common stock fair value	—	$11.09 - $13.23	$1.37 - $12.63	$11.09 - $17.44
In the three months ending September 30, 2025, the company did not have any new equity grants or modifications of outstanding options or awards.
A summary of option activity under the 2015 Plan and the 2020 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	8,300,804	$17.23	7.49	$13,769
Granted	2,271,680	$9.68
Exercised	(4,921)	$12.18
Forfeited	(2,479,046)	$16.43
Outstanding as of September 30, 2025	8,088,517	$15.36	6.99	$—
Exercisable as of September 30, 2025	5,108,451	$16.29	5.97	$—
Vested and expected to vest as of September 30, 2025	8,088,517	$15.36	6.99	$—

As of September 30, 2025, there were $28.4 million of unrecognized compensation costs that are expected to be recognized over the weighted-average period of 2.4 years related to stock options. Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of September 30, 2025.
Restricted Stock Units
The service-based condition for restricted stock units (“RSUs”) is generally satisfied over three years.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2024	932,634	$24.28
Granted	840,341	$10.67
Released	(372,313)	$26.02
Forfeited	(388,688)	$14.50
Unvested and outstanding as of September 30, 2025	1,011,974	$16.10
As of September 30, 2025, the Company had $9.5 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 1.7 years.
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
The measurement period for the PSUs associated with TSR concluded on the last trading day of the second quarter 2024 and in July 2024, upon certification of the TSR results by the compensation committee of the board of directors, the award recipients vested in a total of 155,292 shares of common stock, representing 55% achievement. Such 155,292 shares of common stock were issued to award recipients as of September 30, 2024. There were no outstanding PSUs as of September 30, 2025.

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
Under the 2020 ESPP, eligible employees may purchase shares of our common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The 2020 ESPP provides for a six-month offering period. At the end of the purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of the fair market value at the beginning of the offering period or 85% of the fair market value at the end of the purchase period, subject to tax limitations on the total value of the purchase. The 2020 ESPP is considered a compensatory plan, and the Company recorded $0.1 million and $0.2 million in stock-based compensation expense for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2025, 61,231 and 211,218 shares of common stock were issued respectively under the 2020 ESPP with 1,692,136 shares remaining available for issuance under the 2020 ESPP. The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for the 2020 ESPP with the following assumptions:

	Three and Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	3.99% - 4.29%	4.80% - 5.27%
Expected term of options (in years)	0.50	0.50
Expected stock price volatility	70.91% - 208.00%	50.95% - 63.92%
Expected dividends	—	—
Stock-Based Compensation Expense
The following table presents the components and classification of stock-based compensation expense for the Company’s stock-based awards for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options and ESPP	$4,143	$6,021	$14,507	$18,666
Restricted stock units	2,275	2,706	7,202	9,266
Performance-based restricted stock units	—	172	—	1,277
Total stock-based compensation expense	$6,418	$8,899	$21,709	$29,209
Research and development expenses	$2,345	$3,599	$7,982	$10,771
General and administrative expenses	$4,073	$5,300	$13,727	$18,438
12. Income Taxes
For the three and nine months ended September 30, 2025 and 2024, the Company did not record an income tax provision. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax asset will not be realized. As a result, the Company’s effective tax rate will remain at 0% because there are no estimated or discrete items that would impact the tax provision.
On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was enacted in the United States, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. Based on the Company's assessment to date, the provisions of the OBBBA are not expected to have a material impact on the Company's effective tax rate or cash flow in the current fiscal year due to the Company's position on its deferred tax assets. The Company will continue to monitor developments and assess any future impacts as the implementation of regulations are finalized.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Bexotegrast - clinical trial and third party contracting costs	4,526	26,713	39,474	70,290
Employee-related expenses - research and development (excluding stock-based compensation)	5,180	8,778	26,010	26,297
General and administrative costs (excluding stock-based compensation)	6,261	8,963	25,497	26,089
Other segment items	12,302	17,560	41,815	52,369
Segment loss	28,269	62,014	132,796	175,045
Reconciliation of segment loss
Interest and other (income) expense, net	(2,783)	(5,128)	(9,452)	(16,663)
Interest expense	815	877	2,423	2,190
Net loss	$26,301	$57,763	$125,767	$160,572
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

15. Leases
On September 28, 2023, the Company entered into a lease agreement with HCP BTC, LLC, a Delaware limited liability company (“the Landlord”) for premises consisting of approximately 100,904 square feet of office and laboratory space located at Oyster Point Blvd, South San Francisco, California (the “Oyster Point Lease”), which is being used as a single unified Company headquarters. The lease term of approximately seven years started in the second quarter of 2024 when the Landlord substantially completed tenant improvements and may be extended for a period of eight years at the then prevailing market rates for a comparable property. Future lease payments are approximately $39.3 million which represent the non-cancellable periods of the lease. We excluded extension options that are not reasonably certain to be exercised from our lease terms. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease term. Our lease agreement provides us the right to sublet the premises, subject to approval by the Landlord. Additionally, the Company provided a letter of credit to the Landlord in the amount of $1.4 million in connection with the Oyster Point Lease, which is classified as restricted cash as of September 30, 2025.
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
The undiscounted future non-cancellable lease payments of the Company's operating lease liability as of September 30, 2025 were as follows (in thousands):

Operating Lease
2025 (remainder of the year)	657
2026	4,406
2027	5,898
2028	7,468
2029 and thereafter	20,822
Total undiscounted lease payments	$39,251
Less: Present value discount	(9,833)
Total discounted lease payments	$29,418
Total current operating lease liabilities	$1,187
Total non-current operating lease liabilities	$28,231
Total lease liability	$29,418
The weighted-average remaining lease terms and discount rates related to the Company's operating leases were as follows:

	Nine Months Ended September 30,
	2025	2024
Weighted-average remaining lease term (in years)	6.0	6.7
Weighted-average discount rate	9.3%	9.3%
Variable lease costs comprise primarily of the Company's proportionate share of operating expenses, property taxes, and insurance. Short-term lease expense and variable lease payments recorded in operating expenses were immaterial for the three and nine months ended September 30, 2025 and 2024. Lease expenses for each of the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$1,506	$1,531	$4,517	$4,252
Other variable costs	510	480	1,462	917
Total expense	$2,016	$2,011	$5,979	$5,169

16. Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of $0.2 million and $1.2 million for the three and nine months ended September 30, 2025 and $0.3 million and $1.1 million for the three and nine months ended September 30, 2024.
17. Net Loss Per Share Attributable to Common Stockholders
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	Nine Months Ended September 30,
	2025	2024
Options to purchase common stock	8,088,517	8,255,321
Restricted stock units	1,011,974	951,127
Total	9,100,491	9,206,448
18. Restructuring of Operations
On May 1, 2025, we announced a reduction in workforce that impacted approximately 45% of our then-current employees. The current restructuring plan was completed in the third quarter and amounted to $3.8 million. For the three and nine months ended September 30, 2025, we made cash payments of $0.6 million and $3.8 million, respectively. For the three and nine months ended September 30, 2025, one-time termination benefits totaling $0.1 million and $2.8 million was recorded to research and development expenses and $0 and $1.0 million was recorded to general and administrative expenses, respectively.
19. Subsequent Events
On October 14, 2025, we completed a voluntary prepayment of our Amended Loan Agreement with Oxford for $32.4 million, representing all outstanding principal, accrued and unpaid interest, fees, costs and expenses. Upon prepayment, all obligations, covenants, debts and liabilities under the Amended Loan Agreement were satisfied and discharged in full, and the Amended Loan Agreement and all other documents entered into in connection with the Amended Loan Agreement were terminated.

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
Overview
We are a clinical-stage biopharmaceutical company focused on discovering and developing integrin-based therapeutics. We have applied our deep understanding of integrin biology, along with our medicinal chemistry and translational medicine expertise to develop a set of proprietary tools designed to discover and de-risk product candidates quickly and efficiently.
We are developing PLN-101095, a small molecule, dual selective inhibitor of integrins αvβ8 and αvβ1 for the treatment of solid tumors that are resistant to immune checkpoint inhibitors. We have completed enrollment of the fifth of five planned dose cohorts in a Phase 1 open-label, dose-escalation trial as monotherapy and in combination with pembrolizumab in patients with solid tumors that are resistant to immune checkpoint inhibitors. In March 2025, we announced interim data from this trial showing PLN-101095 was well tolerated and displayed an objective response rate of 50% in the third ascending dose cohort.
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
In addition to our clinical pipeline, we have developed an integrin-based drug delivery platform. In preclinical research, our platform has shown the ability to deliver drug payloads to individual tissues through tissue-specific integrin receptors.

Third Quarter and Recent Developments
Bexotegrast
•BEACON-IPF close out activities to be completed in fourth quarter. Close out activities from the BEACON-IPF Phase 2b/3 clinical trial are expected to be completed in the fourth quarter of 2025 with full results from the trial to be submitted for future publication.
Oncology Program
•Phase 1 open-label trial of PLN-101095 in solid tumors has completed enrollment. PLN-101095 is an oral, small molecule, dual selective inhibitor of αvβ8 and αvβ1 integrins designed to overcome checkpoint resistance by blocking TGF-β activation in the tumor microenvironment. The Phase 1 open-label, dose-escalation trial of PLN-101095 as monotherapy and in combination with pembrolizumab is in patients with solid tumors that are resistant to immune checkpoint inhibitors. In March of 2025, we announced interim data from this trial showing PLN-101095 was well tolerated and displayed an objective response rate of 50% in the third of five ascending dose cohorts. The trial has now completed enrollment of all five dose cohorts. Data from the trial, including the two highest dose cohorts, is expected by the end of 2025.
Corporate Highlights

•In October, the Company announced that it completed a voluntary prepayment of all outstanding principal, accrued and unpaid interest, fees, costs and expenses under the Amended Loan Agreement with Oxford Finance LLC.

Since inception, we have had significant operating losses. Our net loss was $26.3 million and $57.8 million for the three months ended September 30, 2025 and 2024, respectively. Our net loss for the nine months ended September 30, 2025 and 2024 was $125.8 million and $160.6 million, respectively. As of September 30, 2025, we had an accumulated deficit of $835.8 million and cash, cash equivalents, and short-term investments of $243.3 million. We expect to continue to incur net losses for the foreseeable future as we:
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
The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change
Employee related expenses	$7,525	$12,386	$(4,861)
Outside and consulting services for preclinical studies and research and development activities by third-party contract organizations	1,171	4,560	(3,389)
Clinical trials expenses	5,733	25,027	(19,294)
Depreciation of lab equipment and costs of equipment and supplies	906	1,511	(605)
Facilities expenses	1,504	4,269	(2,765)
Other expenses and other allocations	1,099	1	1,098
Total research and development expenses	$17,938	$47,754	$(29,816)
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
Interest Expense
Our interest expense is derived from a term loan executed under the Amended Loan Agreement. Borrowings under the Amended Loan Agreement bear interest at a rate per annum equal to 1-month term SOFR plus 5.25%, subject to an agreed upon floor of 8.75%. Refer to Note 19 to our financial statements appearing elsewhere in this Report for further information regarding the Amended Loan Agreement.

Financial Operations Overview
Comparison of the three months ended September 30, 2025 and 2024 (in thousands)

	Three Months Ended September 30,
	2025	2024	$ Change
Operating expenses:
Research and development	$(17,938)	$(47,754)	$29,816
General and administrative	(10,331)	(14,260)	3,929
Total operating expenses	(28,269)	(62,014)	33,745
Loss from operations	(28,269)	(62,014)	33,745
Interest and other income (expense), net	2,783	5,128	(2,345)
Interest expense	(815)	(877)	62
Net loss	$(26,301)	$(57,763)	$31,462
Research and development expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change
Program-specific external expenses:
Bexotegrast - clinical trial and third party contracting costs	$4,526	$26,713	$(22,187)
Other pipeline programs - clinical trial and third party contracting costs	2,378	2,874	$(496)
Total program-specific external expenses	6,904	29,587	$(22,683)
Unallocated internal expenses
Employee-related expenses	7,525	12,371	$(4,846)
Depreciation of lab equipment and costs of equipment and supplies	906	1,512	$(606)
Facilities expenses	1,504	2,196	$(692)
Other expenses and other allocations	1,099	2,088	$(989)
Total unallocated internal expenses	11,034	18,167	$(7,133)
Total research and development expenses	$17,938	$47,754	$(29,816)
Research and development expenses for the three months ended September 30, 2025 decreased $29.8 million, primarily due to discontinuing development of bexotegrast in IPF and lower employee-related expenses, driven by a reduction in headcount resulting from our restructuring initiated on May 1, 2025.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2025 decreased $3.9 million, primarily due to a decrease in employee related costs driven by reduced headcount resulting from our restructuring initiated on May 1, 2025.
We currently expect general and administrative expenses to remain relatively consistent for the foreseeable future.
Interest and Other Income (Expense), Net
Interest and other income (expense), net decreased $2.3 million due to lower investment balances due to continued funding of operating activities.
Interest Expense
Interest expense for the three months ended September 30, 2025 decreased $0.1 million due to changing interest rates associated with the Amended Loan Agreement.

Comparison of the nine months ended September 30, 2025 and 2024 (in thousands)

	Nine Months Ended September 30,
	2025	2024	$ Change
Operating Expenses:
Research and development	$(93,572)	$(130,517)	$36,945
General and administrative	(39,224)	(44,528)	5,304
Total operating expenses	(132,796)	(175,045)	42,249
Loss from operations	(132,796)	(175,045)	42,249
Interest and other income (expense), net	9,452	16,663	(7,211)
Interest expense	(2,423)	(2,190)	(233)
Net income or loss	$(125,767)	$(160,572)	$34,805
Research and development expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change
Program-specific external expenses:
Bexotegrast - clinical trial and third party contracting costs	$39,474	$70,290	$(30,816)
Other pipeline programs - clinical trial and third party contracting costs	6,781	6,773	$8
Total program-specific external expenses	46,255	77,063	$(30,808)
Unallocated internal expenses
Employee-related expenses	33,992	37,068	$(3,076)
Depreciation of lab equipment and costs of equipment and supplies	3,590	4,490	$(900)
Facilities expenses	5,122	5,769	$(647)
Other expenses and other allocations	4,613	6,127	$(1,514)
Total unallocated internal expenses	47,317	53,454	$(6,137)
Total research and development expenses	$93,572	$130,517	$(36,945)
Research and development expenses for the nine months ended September 30, 2025 decreased $36.9 million, primarily due to discontinuing development of bexotegrast in IPF.

General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2025 decreased $5.3 million, primarily attributable to decreased employee-related costs, driven by our restructuring of operations initiated on May 1, 2025.
We expect our general and administrative expenses to remain relatively consistent for the foreseeable future.
Interest and Other Income (Expense), net
Interest and other income (expense), net decreased $7.2 million, attributable to lower investment balances due to continued funding of operating activities.
Interest Expenses
Interest expense for the nine months ended September 30, 2025 increased $0.2 million due to additional borrowings under the Amended Loan Agreement.
Liquidity and Capital Resources
Overview
As of September 30, 2025, we had $243.3 million of cash, cash equivalents and short-term investments. Our short-term investments consist of U.S. Treasury securities, U.S. Government agency securities and highly rated, investment-grade corporate debt securities.
In October 2025, we completed a voluntary prepayment of our Amended Loan Agreement with Oxford for $32.4 million, representing all outstanding principal, accrued and unpaid interest, fees, costs and expenses. Upon prepayment, all obligations, covenants, debts and liabilities under the Amended Loan Agreement were satisfied and discharged in full, and the Amended Loan Agreement and all other documents entered into in connection with the Amended Loan Agreement were terminated.
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
Cash Flows
Comparison of the nine months ended September 30, 2025 and 2024
The following summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(110,548)	$(107,841)
Net cash provided by investing activities	132,522	101,208
Net cash provided by financing activities	570	23,015
Net increase in cash and cash equivalents	$22,544	$16,382
Cash Used in Operating Activities
Net cash used in operating activities increased $2.7 million, primarily due to settling payables and accrued expenses relating to the bexotegrast program including close-out activities for the BEACON-IPF study which is projected to be completed in the fourth quarter of 2025.
Cash Provided by Investing Activities
Net cash provided by investing activities increased over the same period of the prior year as maturities of marketable securities exceeded related purchases during the nine months ended September 30, 2025.
Cash Provided by Financing Activities
Net cash provided by financing activities decreased $22.4 million, primarily due to additional Term Loans entered into during the nine months ended September 30, 2024 associated with the Amended Loan Agreement as well as decreased proceeds from the issuance of common stock under benefit plans during the nine months ended September 30, 2025.
Contractual Obligations and Other Commitments
At September 30, 2025, we have a non-cancelable operating lease for office and laboratory space for a period of seven years through March 31, 2031. Refer to Note 14 and Note 15 to our financial statements appearing elsewhere in this Report for a discussion of material obligations and commitments.
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
Recent Accounting Pronouncements
See Note 2 to the Notes to Condensed Unaudited Financial Statements of this Report for more information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash and cash equivalents, restricted cash and short-term investments of $243.3 million as of September 30, 2025 which consisted of bank deposits, highly liquid money market funds and short-term investments in U.S. treasury securities, U.S. government agency securities and corporate debt securities. Under the Amended Loan Agreement, we had a $30.0 million term loan outstanding as of September 30, 2025 which is subject to the movement in interest rates, however, we prepaid the term loans in October 2025 and have discharged from all obligations, covenants, debts and liabilities. Due to the short-term maturities of our cash equivalents and short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2025, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
RISK FACTORS
Risks Related to Our Financial Position, Need for Additional Capital and Operations
We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future.
We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing and our prior collaboration with Novartis. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss was $26.3 million and $57.8 million for the three months ended September 30, 2025 and 2024, respectively. Our net loss for the nine months ended September 30, 2025 and 2024 was $125.8 million and $160.6 million, respectively. As of September 30, 2025, we had an accumulated deficit of $835.8 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be at least several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to further develop and, if approved, market additional potential product candidates.
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
Our evaluation of opportunities may not deliver the benefits we expect or enhance stockholder value.
Following the discontinuation of the BEACON-IPF Phase 2b trial, we continue to evaluate a broad range of opportunities designed to create stockholder value. There can be no assurance regarding the results or outcome of any opportunities we may pursue. It is possible that we may not identify or pursue opportunities, that such opportunities pursued may not be attractive, or that such opportunities may not ultimately be consummated. Further, any strategic transaction that is completed ultimately may not deliver the benefits we expect or enhance stockholder value.
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
As of September 30, 2025, we had approximately $243.3 million in cash, cash equivalents, restricted cash and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses and capital expenditure requirements for the next 12 months and beyond. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
We have previously borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth or potentially pursuant to new arrangements with different lenders. In addition, we have sought and we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. However, we cannot be certain that additional funding will be available on acceptable terms, or at all, and such availability may be limited in the future given the discontinuation of our development of bexotegrast in IPF. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also may be required to seek collaborators for any of our product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Market volatility resulting from challenging financial markets factors, including the effects of health epidemics and pandemics, such as the COVID-19 pandemic, could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.
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
Our approach to drug discovery and development of integrin-based therapeutics is unproven and may not result in a marketable product.
Our approach to discover and develop integrin-based therapeutics is a novel approach in a rapidly developing field, and there can be no assurance that we will not experience currently unknown problems or delays in developing our product candidates, that such problems or delays will not result in unanticipated costs, or that any such development problems can be solved. As a result, we may never succeed in developing a marketable integrin-based product.
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
Research programs and efforts to identify new product candidates require substantial technical, financial, and human resources. Following the discontinuation of the BEACON-IPF Phase 2b trial, we continue to evaluate a range of opportunities to create stockholder value. If we are unable to identify suitable compounds for preclinical and clinical development or other opportunities to create stockholder value, we may experience harm to our business, financial position and stock price.
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
Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We will need to obtain additional insurance for clinical trials as our product candidates continue clinical development and as additional product candidates may enter the clinic. However, we may be unable to obtain, or may obtain on unfavorable terms, clinical trial insurance in amounts adequate to cover any liabilities from any of our clinical trials. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.
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
Mergers and acquisitions in the biopharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, more convenient or less expensive than any products that we may develop. Furthermore, products currently approved for other indications could be discovered to be effective treatments as well, which could give such products significant regulatory and market timing advantages over product candidates that we may identify. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete and we may not be successful in marketing any product candidates we may develop against competitors. The availability of competitive products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.
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
In addition, federal agency activities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles and legislative developments. For example, the current U.S. presidential administration has committed to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, FDA, and CMS. Efforts by the current administration to further limit federal agency budgets may result in reduced agency workforces and/or changes in agency operations. The administration and government agencies have also made abrupt announcements about new or changed regulatory policies, such as policies related to the use of artificial intelligence to review product applications. And, the recent federal government shutdown may prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, and may significantly impact the ability of the FDA to timely review and process our regulatory submissions. These developments may lead to greater uncertainty regarding FDA policies, slower response times and longer review periods, potentially affecting our ability to develop our product candidates or obtain regulatory approval of our product candidates.

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
Since its enactment, CMS has taken steps to implement various drug pricing provisions of the IRA. This includes, without limitation, releasing the negotiated maximum prices, which will be effective in 2026, for the first ten drugs that were subject to the IRA’s negotiation process, releasing quarterly lists of Medicare Part B products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA, and announcing a list of 15 additional drugs that will be subject to price negotiations during 2025. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry (including orphan drug or small molecule development), several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the HHS, the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. We cannot predict whether the IRA, or any of its component parts, will be overturned, repealed, replaced, or amended nor can we predict the likelihood, nature, or extent of other health reform initiatives that may arise from future legislation and/or executive or administrative action. However, we expect these initiatives to increase pressure on drug pricing. Further, certain broader legislation that is not targeted to the healthcare industry may nonetheless adversely affect our profitability.
Moreover, the healthcare regulatory landscape can also be affected by election cycles and any resulting changes in healthcare policy priorities and broader industry response. For example, the current presidential administration has issued several executive orders aimed at reducing prescription drug prices, including orders encouraging the implementation of "most-favored-nation" pricing that would tie U.S. drug prices to the prices paid for drugs in other countries and promoting increased domestic production of critical medicines. The administration has also suggested that it may impose significant tariffs on pharmaceuticals if "most-favored-nation" agreements are not reached with drug manufacturers. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements, the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.
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
In May 2025, the Trump Administration issued an executive order titled "Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients" (Executive Order), which may have unpredictable consequences on pricing of medicinal products in European countries. The Executive Order required federal agencies to seek parity between U.S. drug prices and the lowest prices in peer nations and empowers the Secretary of HHS to establish and communicate most-favored-nation price targets to manufacturers, including through rulemaking if voluntary efforts by manufacturers prove inadequate. Additionally, the Executive Order instructs the Department of Commerce and the U.S. Trade Representative to take action against foreign countries that engage in practices suppressing drug prices below fair market value, which could lead to additional pricing pressures or prompt regulatory changes in foreign markets. These measures may have unpredictable consequences on pricing of medicinal products in European countries and may adversely affect our global operations and financial performance.
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
We rely on third-party contract manufacturers to manufacture our product candidates for preclinical studies and clinical trials. We do not own manufacturing facilities for producing any clinical trial product supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices, including due to severe weather events, natural disasters, trade policies or challenging macroeconomic conditions, including the effects of health epidemics and pandemics, such as COVID-19. In addition, we rely on vendors in foreign jurisdictions, including China, for our clinical drug supply. The tensions between the United States and China have led to a series of tariffs and sanctions being imposed by the United States on imports from China mainland, as well as other business restrictions. Geopolitical developments may lead to further developments with respect to the imposition or threat of imposition of trade policies, tariffs, export controls, capital controls, taxes and other limitations on cross-border operations. If our supply chain is interrupted for business or geopolitical reasons, the development of our product candidates could be materially delayed. In particular, any replacement of our manufacturers could require significant time, effort and expertise because there may be a limited number of qualified replacements and the process to transfer technology and initiate manufacturing is complex and time consuming.
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
We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for our product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:
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
Our ability to compete in the highly competitive biotechnology and biopharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our management, scientific and medical personnel, including key members of our senior management and executive team. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. In addition, on May 1, 2025, we announced a strategic restructuring that reduced our then-current workforce by approximately 45%. The current restructuring plan, which was completed by the end of the third quarter of 2025, is intended to reduce our costs and preserve cash reserves following the discontinuation of BEACON-IPF. However, this restructuring may increase our dependence on the remaining key members of our senior management and executive team and could result in other unintended consequences and costs, such as the loss of institutional knowledge and expertise, decreased morale or attrition among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force.
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
•adverse regulatory decisions, including failure to receive regulatory approval of any product candidates;
•changes in laws or regulations applicable to any product candidates, including but not limited to clinical trial requirements for approvals;
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
•unanticipated serious safety concerns related to the use of any product candidates;
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
Numerous federal and state laws and regulations, including the Health Insurance Portability and Accountability Act (HIPAA) and the Health Information Technology for Economic and Clinical Health Act (HITECH), govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information or personal information. In the course of performing our business we obtain personally identifiable information (PII), including health-related information. Such laws and regulations relating to privacy, data protection, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that varies from one jurisdiction to another and/or may conflict with other laws or regulations. HIPAA establishes national privacy and security standards for the protection of individually identifiable health information, including protected health information (PHI) for certain covered entities, including healthcare providers that submit certain covered transactions electronically, as well as their “business associates.” Penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly depending on the failure and could include civil monetary or criminal penalties. HIPAA also authorizes state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care claim in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. HHS has recently increased its enforcement efforts on compliance with HIPAA, including the security regulations (Security Rule), bringing actions against entities which have failed to implement security measures sufficient to reduce risks to electronic protected health information or to conduct an accurate and thorough risk analysis, among other violations. HIPAA enforcement actions may lead to monetary penalties and costly and burdensome corrective action plans. Moreover, compliance with state laws related to health privacy may cause additional compliance costs. For instance, Washington State recently passed the “My Health My Data Act” which regulates “consumer health data” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” The “My Health My Data Act” provides exemptions for PHI as well as personal data used or shared in research, including data subject to 45 C.F.R. Parts 46, 50, and 56. Other states, such as Connecticut, Nevada, and Maryland have also enacted privacy legislation with particular provisions for consumer health data, and additional states may adopt health-specific requirements that could impact our business activities depending on how they are interpreted.
We may encounter vendors that engage in information blocking practices that may inhibit our ability to access the relevant data on behalf of clients or impose new or additional costs. In 2020, the U.S. Department of Health and Human Services’ Office of the National Coordinator for Health Information Technology (ONC) and the CMS promulgated final rules to support access, exchange, and use of electronic health information (EHI). Specifically, the information blocking rules were implemented as part of the 21st Century Cures Act, and are primarily designed to facilitate technology interoperability and enable the free flow of healthcare information for healthcare treatment, payment or operation purposes. On June 27, 2023, the Department of Health and Human Services Office of the Inspector General (HHS-OIG) published its final rule implementing information blocking penalties for “actors,” which is supplemented by ONC’s January 9, 2024 final rule enhancing certain blocking requirements. HHS-OIG may impose penalties for information blocking that has occurred after September 1, 2023, and ONC and HHS proposed a rule on November 1, 2023 listing certain disincentives for actors that conduct information blocking. On September 5, 2025, HHS announced an initiative to increase enforcement focus on the information blocking rule. The impact on the information blocking rules to our business is currently unclear.
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
We have in the past conducted, and in the future may commence, clinical trials in the EEA, the U.K. and Switzerland. In the event we commence clinical trials in these jurisdictions, applicable data protection laws may increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms and safeguards to ensure compliance, including as implemented by member states in the European Union. Compliance with data protection laws in the EEA, the U.K. and Switzerland is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities. We expect that we will continue to face uncertainty as to whether our efforts to comply with any obligations under European or Swiss privacy laws will be sufficient. Further, as the EU GDPR may be implemented differently in national laws of member states of the European Union, we may face additional costs associated with complying with potentially varying data protection requirements in these member states.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On September 23, 2025, Bernard Coulie, our Chief Executive Officer, adopted a trading plan, or the Coulie 10b5-1 Sales Plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Under the Coulie 10b5-1 Sales Plan, which goes into effect on January 19, 2026, an aggregate of 81,756 shares of the Company's common stock (the "Coulie Authorized Shares") may be sold. The Coulie 10b5-1 Sales Plan, which was entered into during an open trading window under the Company's insider trading policy, will be in effect until the earlier of (1) December 31, 2026 or (2) the date on which all Coulie Authorized Shares have been sold under the Coulie 10b5-1 Sales Plan.

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

10.1*	Pliant Therapeutics, Inc. Bonus Agreement dated August 5, 2025, by and between the Registrant and Hans Hull

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Date: November 6, 2025

PLIANT THERAPEUTICS, INC.

By:	/s/ Bernard Coulie
Bernard Coulie, M.D., Ph.D.
President and Chief Executive Officer

By:	/s/ Keith Cummings
Keith Cummings, M.D., M.B.A.
Chief Financial Officer (Principal Financial Officer)