Form 10-K
period 2025-12-31
PLIANT THERAPEUTICS, INC.
filed 2026-03-11
CIK 1746473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2025, was $69,542,244.
The number of shares of Registrant’s Common Stock outstanding as of March 5, 2026 was 61,914,664.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or this Report, contains forward-looking statements that involve risks, uncertainties, and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Report include, but are not limited to, express or implied statements about:
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
•The potential benefit of orphan drug and Fast Track designations for our product candidates;
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
Risks Related to Our Financial Position, Operations and Need for Additional Capital
•We have incurred significant net losses since inception, and we expect to continue to incur significant net losses for the foreseeable future.
•Our pursuit of internal and external opportunities may not deliver the benefits we expect or enhance shareholder value.
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
•Our business is highly dependent on the success of our lead product candidate, PLN-101095 and any other product candidates that we advance into the clinic. All of our product candidates will require significant additional preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially.
•Our approach to drug discovery and development in the area of integrin-based therapeutics is unproven and may not result in marketable products.
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
Risks Related to Our Intellectual Property
•Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
•Our future collaborators may assert ownership or commercial rights to inventions they develop from research we support, or that we develop from our use of the tissue samples or other biological materials which they provide to us, or otherwise arising from such collaboration.

Risks Related to Our Reliance on Third Parties
•We rely on third parties to conduct certain aspects of our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize PLN-101005 or any other potential product candidates.
•Because we rely on third-party manufacturing and supply vendors, including single-source vendors and vendors located in foreign jurisdictions, including China, our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.
•If we are unable to enter into new collaborations, or if these collaborations are not successful, our business could be adversely affected.
Risks Related to Managing Our Business and Operations
•Our loss of key management personnel, or our failure to recruit additional highly skilled personnel, will impair our ability to develop PLN-101095 or other product candidates or identify and develop new product candidates, could result in loss of markets or market share and could make us less competitive.

PART I
Item 1. Business
Overview
We are a clinical-stage biopharmaceutical company focused on discovering and developing integrin-based therapeutics. Our lead program is focused on the development of treatments for solid tumors by inhibiting integrin-mediated activation of transforming growth factor-β (TGF-β). We have applied our deep understanding of integrin biology, along with our medicinal chemistry and translational medicine expertise to develop a proprietary drug discovery platform that we believe has broad applicability across multiple areas of disease.
Our wholly owned lead product candidate, PLN-101095, is an oral, small molecule, dual selective inhibitor of αvβ8 and αvβ1 integrins in development for the treatment of solid tumors. In 2025, we announced positive data from a Phase 1 open-label dose-escalation trial of PLN-101095 as monotherapy and in combination with the immunotherapy pembrolizumab in patients with solid tumors that are resistant to immune checkpoint inhibitors. We also continue to explore the full potential of our drug discovery platform consisting of a proprietary library of over 15,000 integrin binding molecules, focusing on integrin-based target-mediated drug delivery.
Our Pipeline
Our Lead Candidate - PLN-101095 for Treatment of Solid Tumors That are Resistant to Immune Checkpoint Inhibitors
Our lead wholly owned product candidate, PLN-101095, is an oral, small molecule dual inhibitor of αvß8 and αvß1 integrins for the treatment of solid tumors that are resistant to immune checkpoint inhibitors, or ICIs. As TGF-β biology has been elucidated, it has become increasingly understood in the scientific literature that TGF-β plays an important anti-inflammatory role in the tumor micro-environment, preventing T-cell infiltration and inhibiting release of various cytokines. This mechanism is becoming increasingly recognized as a potential cause of the resistance to checkpoint inhibitors such as anti-PD-1 therapies seen in many tumors. We are targeting the TGF-β activating integrins αvβ8 and αvβ1, which are upregulated in certain tumors, with the goal of sensitizing tumors to checkpoint inhibitors. In March 2025 and December 2025, we announced positive data from a Phase 1 open label dose-escalation trial of PLN-101095. In this trial PLN-101095 was administered as monotherapy for 14 days, followed by combination therapy with pembrolizumab in patients with solid tumors that are resistant to immune checkpoint inhibitors.
In this heavily pretreated patient population, PLN-101095 demonstrated anti-tumor activity in combination with pembrolizumab. Across the three highest dose cohorts, there were four responders consisting of one confirmed complete response (CR) and three partial responses (PR) (two confirmed, one unconfirmed) out of the 10 secondary ICI refractory patients. Clinical responses were observed in patients with cholangiocarcinoma, melanoma, head and neck squamous cell carcinoma (HNSCC) and non-small cell lung cancer (NSCLC). The median time on treatment in these patients was 15 months as of November 30th, 2025. Sixty percent of secondary refractory patients demonstrated stable disease or tumor reduction.
Sixteen patients with nine different tumor types were enrolled in five cohorts. Patients were treated for 14 days with PLN-101095 monotherapy administered orally at doses of 250 mg twice a day (BID) (n=1), 500 mg BID (n=2), 1000 mg

BID (n=6), 1000 mg three times a day (TID) (n=4) or 2000 mg BID (n=3), followed by the addition of pembrolizumab at 200 mg administered intravenously every three weeks.

    All responding patients showed large increases (4- to 13-fold vs. baseline) in plasma interferon gamma (IFN-γ) after a 14-day run-in period of monotherapy with PLN-101095. No non-responders showed meaningful increases in IFN- γ. PLN-101095 was generally well tolerated across all doses tested with few discontinuations (n=2) due to adverse events. PLN-101095 demonstrated a dose-dependent pharmacokinetic profile.
Based on the response data, coupled with the supportive IFN- γ biomarker data, Pliant plans to accelerate the development of PLN-101095 with the initiation of a Phase 1b indication expansion trial assessing NSCLC and other tumor types with strong mechanistic rationale for integrin inhibition in 2026.
Proprietary Platform Supports Early-Stage Programs
Since our founding, we have built a drug discovery platform that today consists of a proprietary library of over 15,000 integrin binding molecules, utilizing a comprehensive screening assay system (binding, integrin confirmation, ligand-induced internalization) and an advanced live human tissue program. We believe our library holds tremendous potential to serve as the basis for integrin-based drug delivery by utilizing tissue-specific integrin receptors. Pliant has utilized the library to develop a platform capable of delivering drug payloads including siRNAs to selective cell types. Current programs are focused on delivering siRNAs to skeletal muscle cells, adipocytes, and renal cells. We believe this platform potentially has broad applicability across multiple disease areas utilizing a variety of drug payloads.
Bexotegrast Discontinued in the Development of IPF and PSC

Bexotegrast is an oral, small molecule, dual-selective inhibitor of αvß6 and αvß1 that was in development for the potential treatment of idiopathic pulmonary fibrosis (IPF) as part of the 52 week Phase 2b BEACON-IPF trial and the treatment of primary sclerosing cholangitis (PSC) as part of the 12 week Phase 2a INTEGRIS-PSC trial.
On March 3, 2025, we announced that, following a prespecified data review and recommendation by the BEACON-IPF independent DSMB, as well as a secondary review and recommendation by an outside expert panel, Pliant has discontinued the Phase 2b trial. While an imbalance in unadjudicated IPF-related adverse events between the treatment and placebo groups led to the discontinuation of the trial, early evidence of efficacy on the forced vital capacity (FVC) endpoint was also observed.
The mean exposure duration in BEACON-IPF was approximately 17 weeks. Overall, the percentage of IPF-related adverse events in both dose groups was comparable (approximately 10%). The imbalance between active and placebo appears to have been driven by a low number (below 3%) of IPF-related adverse events in the placebo group. In comparison, the IPF-related adverse event rate in pooled placebo group of the INTEGRIS-IPF study was 10% with a comparable treatment duration to that of BEACON-IPF (mean exposure duration approximately 16 weeks). We have discontinued the development of bexotegrast in IPF.
We conducted and have announced results from INTEGRIS-PSC with positive results disclosed in company press releases in 2023 and 2024.
Following discussions with regulatory authorities, it is clear that a cost effective and efficient development path for Pliant in PSC is not available at this time; however, we continue to evaluate the best path forward for this program.
Our Team
We have assembled an executive team with highly relevant experience in, small molecule drug discovery and clinical development. Bernard Coulie, M.D., Ph.D., our President and Chief Executive Officer, has over 20 years of experience in drug development, previously serving as Chief Executive Officer and Chief Medical Officer of ActoGeniX, as well as holding senior roles at Johnson & Johnson. Minnie Kuo, our Chief Operating Officer, has over 20 years of multinational clinical development experience across various therapeutic areas including oncology as operational officer at Vir Biotechnology and multiple therapeutic areas while holding senior clinical roles at Gilead Sciences and Nektar Therapeutics.
Our Strategy
Our goal is to become a leading integrin-drug development company, developing and commercializing disease- modifying therapies across a spectrum of diseases. To achieve this, we are focused on the following key strategies:
•Efficiently advance PLN-101095 through early clinical development and determine potential future indications. We are developing our lead oral, small molecule inhibitor of αvß8 and αvß1 as a novel therapy for patients with solid tumors resistant to ICIs, an area of high unmet medical need.
•Selectively evaluate additional partnerships where we believe partners can add significant commercial and/or development capabilities. Oncology drug development has the potential to represent a broad set of specific tumor type disease indications to pursue. Our focus is to advance the program, assess the activity and determine what indication could best suited for commercialization by us and to selectively work with partners in larger indications and in geographies outside of North America. Furthermore, we will evaluate and potentially choose to partner our product candidates.
•Explore opportunities to expand our pipeline in the areas of immunology and inflammation and oncology. We evaluate external opportunities that leverage our expertise and enhance our portfolio with the goal of creating value for patients and shareholders.
•Leverage our proprietary library, screening tools and capabilities to advance our mission of becoming a leading integrin drug development company. Since our founding, we have endeavored to advance the understanding of fibrosis biology, uncover new targets and advance novel product candidates. Currently, our proprietary capabilities include an expansive library of over 15,000 integrin binding molecules, a comprehensive screening assay system (binding, integrin confirmation, ligand-induced internalization) and an advanced live human tissue program. We continue to expand our integrin inhibitor library expand our pipeline with a mission to become a world- leading integrin drug development company.

Competition
The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, strong competition and an emphasis on proprietary products. While we believe that our technology, knowledge, experience and scientific personnel provide us with competitive advantages, we face substantial competition from multiple sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions.
Our competitors compete with us on the level of technologies employed, or on the level of development of product candidates. In addition, many small biotechnology companies have formed collaborations with large, established companies to (i) obtain support for their research, development and commercialization of products or (ii) combine several treatment approaches to develop longer lasting or more efficacious treatments that may potentially directly compete with our current or future product candidates. We anticipate that we will continue to face increasing competition as new therapies and combinations thereof, technologies and data emerge within the field of oncology and, furthermore, within the treatment of solid tumors that have progressed on checkpoint inhibitors. We also face competition in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and enrolling patients for clinical trials, and acquiring technologies complementary to, or necessary for, our programs.
In addition to the current standard of care treatments for patients with solid tumors who have progressed on checkpoint inhibitors, numerous commercial and academic preclinical studies and clinical trials are being undertaken by a large number of parties to assess novel technologies, product candidates, and combinations.
Companies that compete with us directly on the level of commercialization or development of product candidates targeting various parts of the TGF-β pathway include companies with significant financial resources such as AbbVie Inc., Bicara Therapeutics, CatalyM, Corbus Pharmaceuticals, Incyte Corporation, IO Biotech, Keros Therapeutics, Oncotelic Therapeutics, Pfizer, Roche/Genetech, Scholar Rock, and Sirnaomics.
We believe that the key competitive factors affecting the success of any of our products candidates will include efficacy, safety profile, convenience, method of administration, cost, level of promotional activity and intellectual property protection. If our product candidates do not offer sustainable advantages over other available products, we may not be able to successfully compete against current and future competitors. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly, resulting in a stronger or dominant market position before we are able to enter the market. The key competitive factors affecting the success of all of our programs, if approved, are likely to be product safety, efficacy, convenience and treatment cost.
Intellectual Property
Overview
We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets relating to our proprietary technology platform and on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the field of integrin-based therapeutics that may be important for the development of our business. We additionally may rely on regulatory protection afforded through data exclusivity, market exclusivity, and patent term extensions, where available.
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
Company Owned IP
As of March 1, 2026, we own or co-own over 300 pending patent applications worldwide in over 30 patent families, including United States and corresponding foreign patent applications. As of March 1, 2026, fourteen U.S. patents and forty-four foreign patents have been issued, granted or allowed. Our patents and any patents that may issue from our pending patent applications are generally expected to expire between the years 2037 to 2047, subject to possible patent term adjustment and/or extension. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. We seek United States and foreign patent protection for a variety of technologies, including, research compounds and methods, candidate compounds and antibodies for modulating the activity of integrins, methods for treating diseases of interest, and methods for manufacturing our products. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to discover and validate targets and that may be used to identify and develop novel products. We seek protection, in part, through confidentiality and proprietary information agreements. We are a party to various other license agreements that give us rights to use specific technologies in our research and development.
We own multiple families of patent applications that are directed to small molecule compositions capable of modulating integrins and methods for treating or preventing diseases associated with integrins. Certain applications in these families relate to small molecule product candidates, backup compounds and structural analogs, various unit dosages, dosing regimens, and routes of administration. We are also pursuing innovative ways to modulate integrin function using antibodies. As of March 1, 2026, this antibody subset of our patent portfolio includes thirty-four pending patent applications in the United States and foreign jurisdictions. As of March 1, 2026, this antibody subset of our patent portfolio includes one U.S. patent and two foreign patents that have been issued, granted, or allowed. These antibody patents and patents that may issue from company owned antibody applications are generally expected to expire between the years 2040 to 2046 subject to possible patent term adjustment and/or extension.
Trademark Protection
We have one registered U.S. trademark for use in connection with our products. We may pursue additional registrations for future products in markets of interest.
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
Manufacturing
Our lead product candidate, PLN-101095, is an oral small molecule inhibitor amenable to standard formulation technologies. We have confirmed the utility of the synthetic process and manufactured multi-kilogram quantities sufficient to provide drug product for our clinical trials. The synthetic route is amenable to large-scale production and does not require unusual equipment or handling during the manufacturing process.
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
We are establishing an adequate supply of the drug substance for PLN-101095 from our Asian contract manufacturing organizations, or CMOs, to satisfy both our clinical and preclinical requirements.
As our development programs expand and we build new process efficiencies, we expect to continually evaluate this strategy with the objective of satisfying demand for our clinical trials and, if approved, the manufacture, sale, and distribution of commercial products.
Government Regulation
The FDA, Centers for Medicare and Medicaid Services, or CMS, U.S. Department of Health and Human Services Office of the Inspector General, or HHS-OIG and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing, sale and distribution of drugs, such as those we are developing. These agencies and other federal, state, and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling, coverage, reimbursement, pricing, and export and import of our product candidates.
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
Fast Track designation
The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. Among these programs is Fast Track designation. The FDA published guidance on the FDA programs that are intended to facilitate and expedite development and review of new drug or biological product candidates as well as threshold criteria generally applicable to concluding that a product candidate is a candidate for these expedited development and review programs.
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
Other healthcare and privacy laws
Healthcare providers, physicians, and third party payors play a primary role in the recommendation and prescription of drug products for which we obtain marketing approval. Arrangements with third party payors, healthcare providers and physicians, in connection with the clinical research, sales, marketing and promotion of products, once approved, and related activities, may expose a pharmaceutical manufacturer to broadly applicable fraud and abuse and other healthcare laws and regulations. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician payment transparency, price transparency, and patient data privacy and security laws and regulations, including but not limited to those described below:
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
•the federal Physician Payments Sunshine Act, created under Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, and its implementing regulations, which require certain manufacturers of drugs, devices, biological products and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS, under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) , nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, certified nurse-midwives, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection, transparency and disclosure laws, and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities and, in some states, the reporting of drug wholesale acquisition costs or average manufacturer prices, information related to new drug launches, and drug price increases above certain statutory thresholds; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. In the European Union, the collection, use, storage, disclosure, transfer, or other processing of personal data including special categories of personal data such as health data, is subject to the EU General Data Protection Regulation, or EU GDPR. The U.K. has implemented the EU GDPR as the U.K. GDPR (together with the EU GDPR, the GDPR) which sits alongside the U.K. Data Protection Act 2018 (as amended by the U.K. Data (Use and Access) Act 2025).
The GDPR is wide-ranging in scope and imposes numerous requirements on controllers (and in more limited cases, processors) that process personal data (i.e., data relating to identified or identifiable individuals), including requirements around (among others): (i) accountability and transparency, (ii) processing personal data lawfully, including, for example, specific requirements for obtaining valid consent where consent is the legal basis for processing, (iii) responding to individuals’ requests to exercise their rights in respect of their personal data, (iv) implementing safeguards to protect the security and confidentiality of personal data and to provide notification of personal data breaches to data protection authorities and affected individuals in certain circumstances, (v) having data processing agreements with third parties who process personal data on our behalf, and undertaking due diligence in relation to such third-party processors, and (vi) considering data protection when any new products or services are developed and designed, as well as obligations for data protection impact assessments.
The EU GDPR also prohibits the international transfer of personal data from the EEA to the United States and other countries that are not recognized as having “adequate” data protection laws by the European Commission unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data or a derogation under the EU GDPR can be relied upon. One of the primary safeguards allowing U.S. companies to import personal data from the EEA are standard contractual clauses (EU SCCs) including, a requirement for companies to carry out a transfer privacy impact assessment, or a TIA. A TIA, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under the EU SCCs will need to be implemented to ensure an “essentially equivalent” level of data protection to that afforded in the EEA. A further potential safeguard is the EU-US Data Privacy Framework (DPF) which facilitates transfers of personal data from the EU to entities in the US which are self-certified to the DPF. Underpinning the DPF is an “adequacy decision” from the European Commission which can be relied on also by entities making transfers under the EU SCCs to the U.S. as support for their TIA regarding the equivalence of U.S. national security safeguards and redress.
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
The GDPR permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million under the U.K. GDPR) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the

GDPR. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries in the EEA or the UK or required in connection with our clinical trials. Compliance with the GDPR is a rigorous and time-intensive process that increases our cost of doing business and increases risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European and UK activities.
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
Other legislative and regulatory changes have been proposed or adopted in the United States since the ACA was enacted, including several legislative and regulatory changes that are focused on capping or reducing healthcare costs, as well as measures that would address healthcare fraud and abuse, value-based care, drug pricing and other reforms. For example, in August 2022, President Biden signed into law the IRA, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, capped benefit annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers (requiring manufacturers to pay 10% of the negotiated price of brands, biologics and biosimilar products when Medicare Part D beneficiaries are in the initial coverage phase, and 20% of the negotiated price during the catastrophic phase of Medicare Part D coverage); and establishes a “maximum fair price” for a fixed number of high spend pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the CMS. Under the current statute, for a drug product to be considered a qualifying single source drug that may be selected by CMS for price negotiation under the "maximum fair price" program, at least seven years must have elapsed since the biological product was licensed by the FDA. However, the current administration has expressed interest in working with Congress to align the treatment of small molecule prescription drugs with that of biological products.
When originally enacted, the IRA explicitly excluded from price negotiations orphan drugs designed for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the One Big Beautiful Bill Act, signed into law on July 4, 2025, amended the applicable statute to broaden the orphan drug exclusion such that products with more than one orphan designation and more than one approved indication will remain exempt from price negotiations, so long as each approved indication is for a rare disease or condition.
Since its enactment, CMS has taken a number of steps to implement various drug pricing provisions of the IRA, including negotiating and publishing "maximum fair prices" for drugs selected under the IRA's price negotiation framework. It remains to be seen how the maximum fair prices or other drug pricing provisions imposed by the IRA will affect orphan drug and small molecule development or the broader pharmaceutical industry. Several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the HHS, the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. We cannot predict whether the IRA, or any of its component parts, will be overturned, repealed, replaced, or amended nor can we predict the likelihood, nature, or extent of other health reform initiatives that may arise from future legislation, administrative, or other action. However, we expect these initiatives to increase pressure on drug pricing.

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
European drug review and approval
To obtain a marketing authorization in the EEA (comprising the EU Member States, plus Norway, Iceland, and Liechtenstein), a company may submit marketing authorization applications either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in the EEA Member States (decentralized procedure, national procedure, or mutual recognition procedure). The centralized procedure is compulsory for certain medicines, including those produced by biotechnology, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy and tissue-engineered products) and those with a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, autoimmune and other immune dysfunctions, viral diseases, or diabetes. The centralized procedure is optional for those medicines which contain a new active substance, or which are a significant therapeutic, scientific, or technical innovation or whose authorization would be in the interest of public health. The centralized procedure provides for the grant of a single marketing authorization that is valid throughout the EEA. Under the centralized procedure, the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the EMA's Committee for Medicinal Products for Human Use, or CHMP. Clock stops may extend the timeframe of evaluation of a MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s positive opinion. On April 26, 2023, the European Commission adopted a proposal for a new Regulation set to replace Regulation (EC) No 726/2004 and a new Directive replacing Directive 2001/83 on the Community Code relating to medicinal products for human use. On December 11, 2025, the European Council and Parliament reached a provisional agreement on the proposal. The provisional agreement is now subject to formal approval by the European Parliament and the Council before being formally adopted and entering into force upon publication in the EU's Official Journal. If made into law, the proposals will revise and replace the existing general pharmaceutical legislation and make it more difficult to obtain orphan designation in the EEA. If made into law, this proposal will revise the existing general pharmaceutical legislation. This reform would provide for a simplified regulatory framework with faster authorizations of new medicines. For instance, for its assessment, EMA will have 180 days instead of 210 days. For the authorization, the Commission will have 46 days instead of 67 days. Furthermore, the scope of the centralized procedure, would be extended to include priority antimicrobial medicinal products and products seeking a pediatric use marketing authorization. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment. As far as pediatric marketing authorization applications are concerned, all applications for marketing authorization for new medicines have to include the results of studies as described in an agreed Pediatric Investigation Plan (PIP), unless the medicine is exempt because of a deferral or waiver

Through the decentralized procedure, a medicinal product that has not yet been authorized in the EEA can be simultaneously authorized in several EEA Member States. The mutual recognition procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to other EEA Member States. Within 90 days of receiving the applications and assessment reports, each Member State involved must decide whether to recognize the approval. If a Member State does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding.
To obtain a marketing authorization in Switzerland, a company must submit a marketing authorization application to Swissmedic, Switzerland’s national authorization and supervisory authority for medicinal products and medical devices. There are no international agreements on mutual recognition of authorizations in relation to medicinal products. However, marketing authorization dossiers can be submitted to Swissmedic with clinical data, irrespective of the location where a clinical trial was conducted, that were collected in accordance with globally applicable international standards such as the Good Clinical Practice (GCP) guidelines of the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (ICH) which are based on the Declaration of Helsinki. Furthermore, where a medicinal product or procedure is already authorized in a country having equivalent medicinal product control, the results of tests carried out for this purpose shall be taken into account. According to Swissmedic's practice, this includes the authorization procedures of the following countries: Australia, the member states of the EU, the EFTA states in the EEA (Liechtenstein, Norway and Iceland), Japan, Canada, New Zealand, Singapore, the United Kingdom and the United States.
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
‘Retained EU Law,’ generally has prevented substantial divergence to the regulation of medicines. However, some changes to the U.K. legislation have been necessary, including the implementation of the Northern Ireland Protocol (NIP), pursuant to which the EU pharmaceutical legal framework continued to apply in Northern Ireland (subject to periodic consent of the Northern Ireland Legislative Assembly), and only products compliant with EU law could be placed in the Northern Ireland market. This dynamic added an extra layer of regulatory complexity for companies wanting to commercialize medicinal products in Great Britain (namely, England, Wales and Scotland, as EU law continues to apply in Northern Ireland), as such companies now need to comply with separate U.K. regulatory legal framework. In 2023, the U.K. enacted the Retained EU Law (Revocation and Reform) Act 2023 which allows for the revocation of Retained EU Law. In particular, this Act:
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
The U.K. Government and the European Union recently adopted a new agreement, the “Windsor Framework,” which modifies the Northern Ireland Protocol. According to the Windsor Framework, medicinal products intended for the U.K. market, including Northern Ireland, are now authorized by the MHRA and must bear a “U.K. only” label. These new measures became effective January 1, 2025. The Trade and Cooperation Agreement signed between the U.K. and the EU allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products.
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
The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each Part D prescription drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class and with some exceptions for certain classes of drugs. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for drugs for which we obtain marketing approval. Any negotiated prices for any of our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Additionally, since 2025, manufacturers have been obligated to pay additional discounts for products covered under Medicare Part D as a result of the IRA. Moreover, while the MMA Part D plan policies applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policies and payment limitations in setting their own payment rates and coverage guidelines. Any reduction in payment restrictions in Part D coverage that results from the MMA may result in a similar reduction in payment restrictions from non-governmental payors.
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

Moreover, in May 2025, the Trump Administration issued an executive order titled "Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients" Executive Order, which may have unpredictable consequences on the pricing of medicinal products in European countries. The Executive Order required federal agencies to seek parity between U.S. drug prices and the lowest prices in peer nations and empowers the Secretary of HHS to establish and communicate most-favored-nation price targets to manufacturers, including through rulemaking if voluntary efforts by manufacturers prove inadequate. In accordance with this Executive Order, CMS has taken action to implement "most-favored-nation" pricing, including by announcing a new voluntary payment model where drug manufacturers may offer supplemental rebates to participating state Medicaid programs to provide such Medicaid programs with a "most favored nation" price for participating manufacturers' products, as well proposing mandatory payment models where, if finalized, manufacturers of certain Medicare Part B and Medicare Part D drugs would be assessed rebates if the prices for such product exceed those paid in economically comparable countries. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.
Additionally, the Executive Order instructs the Department of Commerce and the U.S. Trade Representative to take action against foreign countries that engage in practices suppressing drug prices below fair market value, which could lead to additional pricing pressure or prompt regulatory changes in foreign markets. These measures may have unpredictable consequences on pricing of medicinal products in European countries.
Human Capital Resources
As of December 31, 2025, we had 49 full-time employees, including 19 with Ph.D. or M.D. degrees. Of our employees, 30 were engaged in research and development activities, and 19 were engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we have experienced no work stoppages. We consider our relationship with our employees to be good.
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
RISK FACTORS
Risks Related to Our Financial Position, Operations and Need for Additional Capital
We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future.
We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing and our prior collaboration with Novartis Institute for Biomedical Research, Inc. ("Novartis"). We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss was $149.3 million and $210.3 million for the twelve months ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $859.4 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be at least several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to further develop and, if approved, market additional potential product candidates.
We expect to continue to incur significant losses for the foreseeable future as we:
•advance our product candidates through clinical development, and, if successful, later-stage clinical trials;
•discover and develop new product candidates;
•advance our preclinical development programs into clinical development;
•further develop manufacturing processes and manufacture our product candidates;
•experience delays or interruptions to preclinical studies, clinical trials, our receipt of services from our third-party service providers on whom we rely, or our supply chain due to the effects of health epidemics and pandemics, such as COVID-19, or geopolitical events, such as recent military actions against Iran;
•seek regulatory approvals for any product candidates that successfully complete clinical trials;
•commercialize PLN-101095 and any other future product candidates, if approved;
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
Our pursuit of internal and external opportunities may not deliver the benefits we expect or enhance shareholder value.
Following the discontinuation of the BEACON-IPF Phase 2b trial, we have evaluated and are continuing to evaluate a broad range of opportunities designed to create stockholder value. There can be no assurance regarding the results or outcome of any opportunities we may pursue. It is possible that we may not identify or pursue opportunities, that such opportunities pursued may not be attractive, or that such opportunities may not ultimately be consummated. Further, any strategic transaction or other opportunity that is consummated ultimately may not deliver the benefits we expect or enhance stockholder value.
We will require substantial additional capital to fund our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs, future commercialization efforts or other operations.
Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. We expect to incur significant expenses in connection with our ongoing activities, particularly as we conduct clinical trials of PLN-101095 and any future product candidates that we may develop, seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations, and such funding may be more difficult to obtain given the early states of our current programs as well as financial, economic and market conditions and other factors, over which we may have limited or no control. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, or eliminate one or more of our research and drug development programs or future commercialization efforts.
As of December 31, 2025, we had approximately $192.4 million in cash, cash equivalents, restricted cash and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses and capital expenditure requirements for the next 12 months and beyond. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of PLN-101095 and any other programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;
•the clinical development plans we establish for product candidates;
•the timelines of our clinical trials and the overall costs to conduct and complete the clinical trials, including any increased costs due to disruptions caused by marketplace conditions, including the effects of health epidemics and pandemics, such as COVID-19, or other geopolitical conditions, such as recent military actions against Iran;
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
We have previously borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth or potentially pursuant to new arrangements with different lenders. In addition, we have sought and we expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. However, we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also may be required to seek collaborators for any of our product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Market volatility resulting from challenging financial markets factors, including the effects of health epidemics and pandemics, such as the COVID-19 pandemic, could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.
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
We have no products approved for commercial sale and have not generated any revenue from product sales to date. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates and our technology related to transforming growth factor beta, or TGF-β, signaling and integrin biology, medicinal chemistry, translational screening technologies, and clinical insights to discover and develop integrin-based therapeutics. Our approach to the discovery and development of product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value. We have not yet demonstrated the ability to progress any product candidate through clinical trials, obtain regulatory approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields. Consequently, we expect our operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products.
Our business is highly dependent on the success of the product candidates that we advance into the clinic. PLN-101095, our lead program, and our other product candidates will require significant additional development before we may be able to seek regulatory approval for and launch a product commercially.
We are currently conducting a Phase 1 clinical trial of PLN-101095 in solid tumors. We have no products that are approved for commercial sale and may never be able to develop marketable products. If PLN-101095 or any of our other product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. For example, in March 2025, we announced that we were discontinuing the BEACON-IPF Phase 2b trial following a prespecified data review and recommendation by the trial’s independent DSMB, as well as a secondary review and recommendation by an outside expert panel. Subsequently, in June 2025, we announced we were discontinuing the development of bexotegrast in IPF.
Before we can generate any revenue from sales of PLN-101095 or any of our other product candidates, we must undergo additional preclinical and clinical development, regulatory review, and approval in one or more jurisdictions. In addition, if one or more of our product candidates are approved, we must ensure access to sufficient commercial manufacturing capacity and conduct significant marketing efforts in connection with any commercial launch. These efforts will require substantial investment, and we may not have the financial resources to continue development of PLN-101095 or any of our other product candidates.
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
•delays in enrolling subjects in clinical trials, including due to operational challenges, competition with other clinical trials or the effects of health epidemics and pandemics, such as the COVID-19 pandemic, or due to geopolitical events, such as recent military action against Iran;
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
Our approach to discover and develop integrin-based therapeutics is a novel approach in a rapidly developing field, and there can be no assurance that we will not experience currently unknown problems or delays in developing PLN-101095 or our other product candidates, that such problems or delays will not result in unanticipated costs, or that any such development problems can be solved. As a result, we may never succeed in developing a marketable integrin-based product.
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
In addition, differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Further, as we rely on novel technologies including sophisticated imaging technologies to generate data relating to our clinical endpoints, there is an increased risk that we may not properly measure, analyze or interpret this data. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. Additionally, some of our trials are open label studies, where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. For example, PLN-101095 is currently being evaluated in an ongoing first-in-human Phase 1 dose-escalation open label trial where patients are either receiving PLN-101095 alone or in combination with the immunotherapy pembrolizumab. Open label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open label clinical trials are aware when they are receiving treatment. In addition, open label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Therefore, it is possible that positive results observed in open label trials will not be replicated in later placebo-controlled trials.
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
We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of PLN-101095 or any other product candidates.
We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that could delay or prevent our ability to receive marketing approval or commercialize PLN-101095 or any other product candidates, including:
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
•the number of subjects required for clinical trials of any product candidates may be larger than we anticipate or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate, or we may have enrollment issues due to disruptions related to uncertainty caused by geopolitical events (such as recent military action against Iran) or health pandemics;
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
Our ongoing and future clinical trials may reveal significant adverse events or unexpected drug-drug interactions not seen in our preclinical studies and may result in a safety profile that could delay or prevent regulatory approval or market acceptance of PLN-101095 or any of our other product candidates.
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
Our clinical trials compete with other clinical trials for product candidates that are in the same therapeutic areas as PLN-101095 or our other product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.
Additionally, the FDA may modify or enhance trial requirements, which may affect enrollment. For example, the FDA has published guidance documents and rulemaking on informed consent. The FDA’s guidance and rulemaking may present new or evolving requirements for informed consent which may affect recruitment and retention of patients in clinical trials. Also, we may have enrollment issues due to clinical site disruptions related to uncertainty caused by geopolitical events (such as recent military action against Iran) or health pandemics. Effects on recruitment and retention of patients or site disruptions may hinder or delay a clinical trial and could cause a significant setback to an applicable program.
The design or execution of our ongoing and future clinical trials may not support marketing approval.
The design or execution of a clinical trial can determine whether its results will support marketing approval, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced.
Additionally, in some instances, there can be significant variability in safety or efficacy results between different trials with the same product candidate due to numerous factors, including differences in trial protocols, size and type of the patient populations, variable adherence to the dosing regimen or other protocol requirements and the rate of dropout among clinical trial participants. We do not know whether any clinical trials we conduct will demonstrate consistent or adequate efficacy and safety to obtain marketing approval to market PLN-101095 or our other product candidates. For example, in March 2025, we announced that we were discontinuing the BEACON-IPF Phase 2b trial following a prespecified data review and recommendation by the trial’s independent DSMB, as well as a secondary review and recommendation by an outside expert panel. We subsequently announced in June 2025 that we were discontinuing our development of bexotegrast in IPF.
Further, the FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining when or whether marketing approval will be obtained for PLN-101095 or any of our other product candidates. Our product candidates may not be approved even if they achieve their primary endpoints in future Phase 3 clinical trials or registrational trials. The FDA or comparable foreign regulatory authorities may disagree with our trial designs and our interpretation of data from preclinical studies or clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, including by the FDA, comparable foreign regulatory authorities, IRBs or DSMBs interpreting such data. Further, requirements regarding clinical trial data may evolve and the FDA has published draft guidance on unification of standards for clinical trial data. Changes to data requirements may cause the FDA or comparable foreign regulatory authorities to disagree with data from preclinical studies or clinical trials, and may require further studies.
In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 or registrational clinical trial. Further, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or comparable foreign regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of PLN-101095 or our other product candidates, if approved.
Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our future clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of PLN-101095 or our other product candidates.
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
Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or foreign regulatory authorities from approving another marketing application for a product that constitutes a similar medicinal product treating the same indication for that marketing exclusivity period, except in limited circumstances. The applicable period is seven years in the United States and ten years in the EEA. The ten-year period of market exclusivity in the EEA can be extended by a further two years if the product qualifies for a pediatric extension, but can be reduced to a period of six years if the orphan designation criteria are no longer met after the fifth year. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. On April 26, 2023, the European Commission adopted a proposal for a new Regulation set to replace Regulation (EC) No 726/2004 and a new Directive replacing Directive 2001/83 on the Community Code relating to medicinal products for human use. On December 11, 2025, the European Council and Parliament reached a provisional agreement on the proposal. The provisional agreement is now subject to formal approval by the European Parliament and the Council before being formally adopted and entering into force upon publication in the EU's Official Journal. If made into law, the proposals will revise and replace the existing general pharmaceutical legislation and may make it more difficult to obtain orphan designation in the EEA.
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
A Fast Track designation by the FDA, even if granted for current or future product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that PLN-101095 or our other product candidates will receive marketing approval.
We may seek Fast Track designation for PLN-101095 or our other future product candidates. If a drug product is intended for the treatment of a serious or life-threatening disease or condition and it demonstrates the potential to address unmet medical needs for such a disease or condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. We may seek Fast Track designation for our product candidates, but there is no assurance that the FDA will grant this designation to any of our proposed product candidates. Marketing applications submitted by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures or pathways and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.
Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.
As product candidates progress through preclinical to late-stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield, manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause PLN-101095 or one of our other product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates and generate revenue.

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. Even if we obtain marketing approval for PLN-101095 or any of our other product candidates, there is no assurance that our manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other comparable foreign regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential commercial launch of the product or to meet potential future demand. Additionally, if we advance a biological candidate into IND-enabling studies, the manufacturing processes for biological products is more complex and expensive than with small molecule products and additional manufacturing suppliers may be needed to manufacture clinical supplies for these programs. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
Additionally, the actual cost to manufacture and supply our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates. Excessive manufacturing costs could make our product candidates too expensive to compete with alternative products or therapies, or might result in third-party payors declining to cover our products or setting coverage levels too low for us or a strategic collaborator to earn a profit from the commercialization of one or more of our products.
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
Research programs and efforts to identify new product candidates require substantial technical, financial, and human resources. While we continue to evaluate a range of opportunities to create stockholder value, if we are unable to identify suitable compounds for preclinical and clinical development or other opportunities to create stockholder value, we may experience harm to our business, financial position and stock price.
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
If product liability lawsuits are brought against us, we may incur substantial financial or other liabilities and may be required to limit commercialization of PLN-101095 or our other product candidates.
We face an inherent risk of product liability as a result of testing any of PLN-101095 or our other product candidates in clinical trials and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
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
Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We will need to obtain additional insurance for clinical trials as PLN-101095 and our other product candidates continue clinical development and as additional product candidates may enter the clinic. However, we may be unable to obtain, or may obtain on unfavorable terms, clinical trial insurance in amounts adequate to cover any liabilities from any of our clinical trials. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.
We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than us.
The development and commercialization of new drug products is highly competitive. We may face competition with respect to PLN-101095 and any other product candidates that we seek to develop or commercialize in the future from major biopharmaceutical companies, specialty biopharmaceutical companies, and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.
Many of our current or potential competitors, such as AbbVie Inc., Bicara Therapeutics Inc., Corbus Pharmaceuticals Holdings, Inc. and Pfizer Inc., either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do.
Mergers and acquisitions in the biopharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, more convenient or less expensive than any products that we may develop. Furthermore, products currently approved for other indications could be discovered to be effective treatments as well, which could give such products significant regulatory and market timing advantages over product candidates that we may identify. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete and we may not be successful in marketing PLN-101095 or any other product candidates we may develop against competitors. The availability of competitive products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.
The biopharmaceutical industry is subject to extensive regulatory obligations and policies that may be subject to significant and abrupt change, including due to judicial challenges, election cycles, and resulting regulatory updates and changes in policy priorities.
In June 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA, the U.S. Department of Health and Human Services (HHS), Centers for Medicare and Medicaid Services (CMS) and other agencies with significant oversight of the biopharmaceutical industry. The new framework may increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies may be subject to increased litigation and judicial scrutiny.
In addition, federal agency activities, priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles and legislative developments. For example, the current U.S. presidential administration has committed to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, FDA, and CMS. Efforts by the current administration to further limit federal agency budgets may result in reduced agency workforces and/or changes in agency operations, which may lead to slower response times, less guidance and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. The administration and government agencies have also made abrupt announcements about new or changed regulatory policies, such as policies related to the use of artificial intelligence to review product applications. And, a federal government shutdown may prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, and may significantly impact the ability of the FDA to timely review and process our regulatory submissions. These developments may lead to greater uncertainty regarding FDA policies, slower response times, longer review periods, unexpected delays, increased costs or other negative impacts on our business that are difficult to predict. These changes may potentially affect our ability to develop our product candidates or obtain regulatory approval of our product candidates.
Risks Related to Marketing, Reimbursement, Healthcare Regulations and Ongoing Regulatory Compliance
Even if a product candidate we develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
Even if PLN-101095 or any other product candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients and third-party payors. In addition, the availability of coverage by third-party payors may be affected by existing and future healthcare reform measures designed to reduce the cost of health care. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable.
The degree of market acceptance of PLN-101095 or any other product candidate, if approved for commercial sale, will depend on a number of factors, including:
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
Coverage and reimbursement may be limited or unavailable or pricing unfavorable in certain market segments for our product candidates, if approved, which could make it difficult for us to sell PLN-101095 or any other product candidates profitably.
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
Coverage and reimbursement for products may vary depending on the payor, the insurance plan, and other factors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of PLN-101095 or our other product candidates, once approved. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for PLN-101095 or our other product candidates, if approved.
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

Changes to current healthcare laws and state and federal healthcare reform measures that may be adopted in the future that impact coverage and reimbursement for drug or biologic products may result in additional payment reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for PLN-101095 or any other product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. For additional details regarding healthcare reform measures, see the discussion in the risk factor under the heading “Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.”
Even if we obtain FDA approval of PLN-101095 or any of our other product candidates, we may never obtain approval or commercialize such products outside of the United States, which would limit our ability to realize their full market potential.
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
Even if we receive regulatory approval of PLN-101095 or any other product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
If PLN-101095 or any of our other product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, pharmacovigilance, and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with current Good Manufacturing Practice, or cGMP, and GCP requirements for any clinical trials that we conduct post-approval.
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
Any regulatory approvals that we receive for PLN-101095 or our other product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategies, or REMS, program as a condition of approval of PLN-101095 or our other product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves PLN-101095 or our other product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration.
The FDA or any other foreign regulatory authority may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market.

Later discovery of previously unknown problems with PLN-101095 or our other product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
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
The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is not inconsistent with the labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of PLN-101095 or our other product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
We are evaluating PLN-101095, and may continue to evaluate or develop current or future candidates, in combination with other therapies, which would expose us to additional risks.
We are evaluating PLN-101095 as a monotherapy and in combination with pembrolizumab, a currently approved cancer therapy. The development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. The FDA, EMA, or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of such trials could show that any positive previous trial result are attributable to the combination therapy and not our current product candidates and any future product candidates. It is also possible that trial results for our product candidates may differ significantly if our product candidates are investigated with different combination therapies in different trials - for example, if we were to investigate our product candidates with one immunotherapy in one trial and a different immunotherapy in another. Moreover, following product approval, the FDA, EMA, or comparable foreign regulatory authorities may require that products used in conjunction with each other be cross-labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Further, if third-party patents relating to existing therapies used in combination with our current and future product candidates were to expire, our competitors could develop and commercialize products or technologies similar or identical to ours. For example, several key patents related to pembrolizumab are scheduled to expire in the year 2028. Accordingly, we may be open to increased competition from new single-agent and combination therapy candidates, including therapies that include biosimilars and generics. We are not able to predict what the loss of patent protection for pembrolizumab will have on our prospects or our ability to successfully develop and commercialize our product candidates. Loss of patent protection for pembrolizumab could adversely affect our business, financial condition and prospects.
If PLN-101095 or other current or future product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would also be subject to the risks that the FDA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. It is also possible that the existing therapies with which our product candidates are approved for use could fall out of favor or be relegated to later lines of treatments. Any of the foregoing could result in the need to find other combination therapies for our product candidates or in our own products being removed from the market or being less commercially successful.

We may also evaluate PLN-101095 in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or comparable foreign regulatory authorities. We will not be able to market and sell PLN-101095 in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.
If third parties successfully develop and commercialize competitive combination therapies, the FDA or comparable foreign regulatory authorities do not approve or withdraw approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing, supply or other issues arise with the therapies we choose to evaluate in combination with PLN-101095 or other current or future product candidates, we may be unable to obtain approval of or successfully market PLN-101095 or one or all of the other current or future product candidates we develop. Additionally, if the third party providers of pembrolizumab or other currently approved or in development therapies used in combination with PLN-101095 or other current or future product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of PLN-101095 or our other future product candidates, or if the cost of combination therapies is prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operation and growth prospects. In the event that any of our collaborators or suppliers cannot continue to supply their products on commercially reasonable terms, we may need to identify alternatives for accessing such immunotherapies. Additionally, should the supply of products from any collaborator or supplier be interrupted, delayed or otherwise be unavailable to us, our clinical trials may be delayed. In the event we are unable to source an alternative supply, or are unable to do so on commercially reasonable terms, our business, financial condition, results of operations, stock price and prospects may be materially harmed.
Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.
In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our ability to profitably sell PLN-101095 or any other product candidates for which we obtain marketing approval or licensure. Changes in regulations, statutes or the interpretation of existing regulations governing the regulatory approval or licensure, manufacture, and marketing of regulated products or the pricing, coverage and reimbursement thereof could impact our business in the future by resulting in, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; (iv) more rigorous coverage criteria or additional downward pressure on the price that we receive for PLN-101095 or another product candidate for which we obtain marketing approval; or (v) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.
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
Among other reforms, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that capped patient annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers and payors; and establishes a “maximum fair price” for a fixed number of high spend pharmaceutical and biological products that are selected by CMS and covered under Medicare Parts B and D following a price negotiation process with the agency. Under the current statute, for a drug product to be considered a qualifying single source drug that may be selected by CMS for price negotiation under the “maximum fair price” program, at least seven years must have elapsed since the biological product was licensed by the FDA. For a biological product to be considered a qualifying single source drug that may be selected by CMS for price negotiation, at least eleven years must have elapsed since the biological product was licensed by the FDA. However, the current administration has expressed interest in working with Congress to align the treatment of small molecule prescription drugs with that of biological products.
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
Since its enactment, CMS has taken steps to implement various drug pricing provisions of the IRA, including negotiating and publishing "maximum fair prices" for drugs selected under the IRA's price negotiation framework. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry (including orphan drug or small molecule development), several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the HHS, the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. We cannot predict whether the IRA, or any of its component parts, will be overturned, repealed, replaced, or amended nor can we predict the likelihood, nature, or extent of other health reform initiatives that may arise from future legislation and/or executive or administrative action. However, we expect these initiatives to increase pressure on drug pricing. Further, certain broader legislation that is not targeted to the healthcare industry may nonetheless adversely affect our profitability.
Further, in May 2025, the Trump Administration issued an executive order titled "Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients" Executive Order, which may have unpredictable consequences on the pricing of medicinal products in European countries. The Executive Order required federal agencies to seek parity between U.S. drug prices and the lowest prices in peer nations and empowers the Secretary of HHS to establish and communicate most-favored-nation price targets to manufacturers, including through rulemaking if voluntary efforts by manufacturers prove inadequate. In accordance with this Executive Order, CMS has taken action to implement "most-favored-nation" pricing, including by announcing a new voluntary payment model where drug manufacturers may offer supplemental rebates to participating state Medicaid programs to provide such Medicaid programs with a "most favored nation" price for participating manufacturers' products, as well as proposing mandatory payment models where, if finalized, manufacturers of certain Medicare Part B and Medicare Part D drugs would be assessed rebates if the prices for such products exceed those paid in economically comparable countries. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.
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
We intend to seek approval to market PLN-101095 and our other product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of drugs is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. As of January 2025, Regulation No 2021/2282 on Health Technology Assessment (HTA Regulation) is applicable in the EU. The HTA Regulation intends to foster cooperation among EU member states in assessing health technologies and provide the basis for cooperation at EU level for joint clinical assessments. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. Furthermore, in many European countries (including the U.K.), effective access to the market depends on whether the product obtains a positive recommendation from the relevant health technology assessment body.

In addition, market acceptance and sales of PLN-101095 or our other product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for the product candidate and may be affected by existing and future health care reform measures.
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
Our business will depend in large part on obtaining and maintaining patent, IP regulatory rights (such as data exclusivity, marketing exclusivity and patent extensions) trademark and trade secret protection of our proprietary technologies and our product candidates, their respective components, synthetic intermediates, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents that cover these activities and whether a court would issue an injunctive remedy. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize PLN-101095 or any other product candidates we may develop may be adversely affected.
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
Our commercial success depends in part on our ability to develop, manufacture, market and sell PLN-101095 and our other product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and biopharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that PLN-101095 or our other product candidates and/or proprietary technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and biopharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies, or methods.
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
•a court prohibiting us from developing, manufacturing, marketing or selling PLN-101095 or our other product candidates, or from using our proprietary technologies, unless the third party licenses its product rights to us, which it is not required to do;
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
Our future collaborators may assert ownership or commercial rights to inventions they develop from research we support or that we develop from our use of the tissue samples or other biological materials, which they provide to us, or otherwise arising from such collaboration.
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
Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2037 through 2047, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO, EPO or other relevant foreign patent offices will grant any of these patent applications.
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
Patent terms may be inadequate to protect our competitive position on PLN-101095 or our other product candidates for an adequate amount of time.
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
If we do not obtain patent term extension, data exclusivity and orphan exclusivity for PLN-101095 or any other product candidates we may develop, our business may be materially harmed.
Depending upon the timing, duration, and specifics of any FDA or foreign marketing approval of PLN-101095 or any other product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, within the EU, regulatory protections afforded to medicinal products such as data exclusivity, marketing protection, market exclusivity for orphan indications and pediatric extensions are currently under review and is likely to be curtailed in future years. On April 26, 2023, the European Commission adopted a proposal for a new Regulation set to replace Regulation (EC) No 726/2004 and a new Directive replacing Directive 2001/83 on the Community Code relating to medicinal products for human use. If made into law, this proposal will revise and replace the existing general pharmaceutical legislation and will affect the existing period of regulatory protection afforded to medicinal products in the European Union. If we are unable to obtain patent term extension or the term of any such extension is less than we request, or if data exclusivity or other regulatory protections are reduced, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed. It should be noted that the European Commission’s new proposed legislation, if implemented, will also affect the current EU legal framework of pediatric medicines as well as the framework applicable to patent term extension, also called Supplementary Protection Certificates (SPCs).
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
Risks Related to Our Reliance on Third Parties
We rely on third parties to conduct certain aspects of our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize PLN-101095 or any other potential product candidates.
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
Any third parties conducting aspects of our preclinical studies or clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our preclinical studies and clinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the preclinical or clinical data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements or for other reasons or if due to federal or state orders or absenteeism due to global conditions, including health epidemics and pandemics, they are unable to meet their contractual and regulatory obligations, our development timelines, including clinical development timelines, may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize PLN-101095 or our other product candidates. As a result, our financial results and the commercial prospects for PLN-101095 and our other product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.
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
We rely on third-party contract manufacturers to manufacture our product candidates for preclinical studies and clinical trials. We do not own manufacturing facilities for producing any clinical trial product supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices, including due to severe weather events, natural disasters, trade policies or challenging macroeconomic conditions, including the effects of health epidemics and pandemics, such as COVID-19. In addition, we rely on vendors in foreign jurisdictions, including China, for our clinical drug supply. The tensions between the United States and China have led to a series of tariffs and sanctions being imposed by the United States on imports from China mainland, as well as other business restrictions. Geopolitical developments may lead to further developments with respect to the imposition or threat of imposition of trade policies, tariffs, export controls, capital controls, taxes and other limitations on cross-border operations. If our supply chain is interrupted for business or geopolitical reasons, including disruptions resulting from military action, the development of our product candidates could be materially delayed. In particular, any replacement of our manufacturers could require significant time, effort and expertise because there may be a limited number of qualified replacements and the process to transfer technology and initiate manufacturing is complex and time consuming.
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
Risks Related to Managing Our Business and Operations
As we continue to establish our business and operations at the appropriate scale, we may encounter difficulties in managing our long-term growth and any intervening changes and costs, which could adversely affect our operations.
As the Company has evolved over time, our operations have had to adapt appropriately to the stage of business. As our clinical development and commercialization plans and strategies for our former lead product candidate, bexotegrast, developed, we managed costs while making investments to expand our clinical trials and workforce. However, in March 2025, we announced that we were discontinuing the BEACON-IPF Phase 2b trial following a prespecified data review and recommendation by the trial's independent DSMB, as well as a secondary review and recommendation by an outside expert panel. Subsequently, in June 2025, we announced we were discontinuing the development of bexotegrast in IPF. As a result, we have made, and continue to make, strategic decisions to reduce our costs and preserve our cash reserves, including restructuring our workforce. In addition, in connection with this cost management strategy, we are considering certain alternatives to reduce our lease expenses, including subleasing some or all of our current facilities or negotiating an early exit from the Oyster Point Lease. Some decisions, nevertheless, may depend on factors that are not within our control including our ability to dispose of equipment, sublease our current facilities to a suitable subtenant, or terminate our existing lease on favorable terms or at all. Moreover, as our clinical development and commercialization plans and strategies develop for PLN-101095 and our other future product candidates, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, retaining and motivating additional employees;
•managing our development and commercialization efforts effectively, including the clinical and FDA review process for PLN-101095 or any other product candidates, while complying with our contractual obligations to contractors and other third parties; and
•improving our operational, financial and management controls, reporting systems and procedures.
Our ability to continue to develop and, if approved, commercialize PLN-101095 or our other product candidates will depend, in part, on our ability to effectively manage any future growth. Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.
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

If we lose key management personnel, or if we fail to recruit additional highly skilled personnel, our ability to develop PLN-101095 or other product candidates or identify and develop new product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.
Our ability to compete in the highly competitive biotechnology and biopharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our management, scientific and medical personnel, including key members of our senior management and executive team. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. In addition, in 2025, we made the strategic decision to restructure our workforce and right-size the Company in order to reduce our costs, preserve cash reserves and prioritize efforts on PLN-101095. However, this restructuring may increase our dependence on the remaining key members of our senior management and executive team and could result in other unintended consequences and costs, such as the loss of institutional knowledge and expertise, decreased morale or attrition among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force.
We conduct our operations at our facility in South San Francisco, California. This region is headquarters to many other biopharmaceutical companies, biotechnology companies and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. These challenges may be intensified following our discontinuations of BEACON-IPF and our development of bexotegrast for IPF and workforce reduction during the past year, any of which could harm our ability to attract and retain qualified management, scientific and medical personnel who are critical to our business.
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
Our operations are located in our facilities in South San Francisco, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of PLN-101095 or our other product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.
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
We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners, collaborators, and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws of the FDA and other similar foreign regulatory bodies, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws, or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of PLN-101095 or any of our other product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws will also increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing, and education programs. We adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by our employees, independent contractors, consultants, commercial partners and vendors, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, disgorgement, possible exclusion from participation in government healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and the curtailment of our operations.
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
As of December 31, 2025, we had net operating loss carryforwards for U.S. federal and state income tax purposes of $485.9 million and $398.2 million, respectively, some of which will begin to expire in 2035. As of December 31, 2025, we also had available tax credit carryforwards for U.S. federal income tax purposes of $46.4 million, which begin to expire in 2036, and tax credit carryforwards for state income tax purposes of $10.3 million, which can be carried forward indefinitely. Under Section 382 of the Internal Revenue Code, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50 percentage points within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. We have performed an analysis under Internal Revenue Code Sections 382 and 383 to determine the amount of our net operating loss carryforwards and research and development credit carryforwards that will be subject to annual limitation. This analysis concluded that we have experienced one or more such ownership changes prior to December 31, 2025, and the Company’s net operating losses and tax credit carryforwards generated prior to the identified ownership changes are subject to no permanent limitation under Sections 382 or 383. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in our stock ownership. Any such limitation could have a material adverse effect on our results of operations in future years. Our ability to utilize those net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. Net operating losses generated after December 31, 2017 are not subject to expiration, but may not be carried back to prior taxable years, except that net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years. Additionally, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any taxable year beginning after December 31, 2020.
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
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Report, these factors include:
•the commencement, enrollment or results of preclinical and clinical trials for PLN-101095 or our other product candidates conducted by us or our collaborators;
•any delay in identifying and advancing a clinical candidate for our other development programs;
•any delay in our regulatory filings for PLN-101095 or our other product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•adverse results or delays in future clinical trials;
•our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•adverse regulatory decisions, including failure to receive regulatory approval of PLN-101095 or any other product candidates;
•changes in laws or regulations applicable to PLN-101095 or any other product candidates, including but not limited to clinical trial requirements for approvals;
•adverse developments concerning our manufacturers;

•our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•failure to secure a positive health technology assessment recommendation;
•our inability to establish collaborations, if needed;
•our failure to commercialize PLN-101095 or our other product candidates, if approved;
•additions or departures of key scientific or management personnel;
•unanticipated serious safety concerns related to the use of PLN-101095 or any other product candidates;
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
In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including as a result of effects of health epidemics and pandemics, such as COVID-19, geopolitical events, such as recent U.S. and Israeli military action against Iran and related disruption in the region, the Russian invasion of Ukraine, conflict in the Middle East and any other related global escalation of geopolitical tensions, domestic or international trade policies and rising inflationary pressures. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.
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
Anti-takeover provisions under our charter documents, our stockholder rights agreement, and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.
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
Our Stockholder Rights Agreement (the "Rights Plan") that is currently in effect will expire on March 11, 2027, unless extended. While in force or if otherwise extended, the Rights Plan may have certain anti-takeover effects. Specifically, the rights issued pursuant to the Rights Plan will cause substantial dilution to a person or group that acquires beneficial ownership of more than a specified percentage of our outstanding common stock without the prior approval of our Board of Directors. The Rights Plan is not intended to interfere with any merger or other business combination approved by the Board, but the rights plan may deter certain parties from pursuing strategic transactions involving us, including potential acquisitions.

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
Shareholder activism could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation and impact our stock price.
We may be subject to shareholder activism in the future, which could result in substantial costs and divert management's and the board of directors’ attention and resources from our business. Such shareholder activism could interfere with our ability to execute on our clinical development and commercialization plans and strategies, give rise to perceived uncertainties as to our future, impact on our relationships with our third-party vendors or employees, result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel. Any shareholder activism could require us to incur significant fees and other expenses, including retaining third-party advisors. We may also be subject to a proxy contest or to litigation by activist shareholders, including litigation related to any shareholder rights agreement or "poison pill" that our board of directors adopts, such as the Rights Plan adopted on March 12, 2025. Moreover, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.
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
We are required to disclose changes made in our internal controls and procedures on a quarterly basis. However, for as long as we are "non-accelerated filer," as defined by the SEC, our independent registered public accounting firm is not required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management's assessment might not.
If we are unable to assert that our internal control over financial reporting is effective, including as a result of any identified material weakness, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Stock Market, or Nasdaq.
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
Our failure to meet Nasdaq's continued listing requirements could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of the Nasdaq Global Select Market, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements of such market (or another market tier) would allow our common stock to become listed again, stabilize the market price or improve liquidity of our common stock, prevent our common stock from dropping below the minimum bid price requirement or prevent future non-compliance with Nasdaq's listing requirements.
We are a "smaller reporting company," and the scaled disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.
We are a "smaller reporting company," or SRC. For so long as we remain an SRC, we are permitted and intend to rely on certain scaled disclosure requirements that are applicable to other public companies that are not SRCs. These scaled disclosure requirements include:
•not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•not being required to comply with any requirements that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements; and
•reduced disclosure obligations regarding executive compensation.
We may choose to take advantage of some or all of the available exemptions. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.
As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq, to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial reporting controls and changes in corporate governance practices. Further, there are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
Numerous federal and state laws and regulations, including the Health Insurance Portability and Accountability Act (HIPAA) and the Health Information Technology for Economic and Clinical Health Act (HITECH), govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information or personal information. In the course of performing our business we obtain personally identifiable information (PII), including health-related information. Such laws and regulations relating to privacy, data protection, and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that varies from one jurisdiction to another and/or may conflict with other laws or regulations. HIPAA establishes national privacy and security standards for the protection of individually identifiable health information, including protected health information (PHI) for certain covered entities, including healthcare providers that submit certain covered transactions electronically, as well as their “business associates.” Penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly depending on the failure and could include civil monetary or criminal penalties. HIPAA also authorizes state attorneys general to file suit under HIPAA on behalf of state residents. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care claim in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. HHS has recently increased its enforcement efforts on compliance with HIPAA, including the security regulations (Security Rule), bringing actions against entities which have failed to implement security measures sufficient to reduce risks to electronic protected health information or to conduct an accurate and thorough risk analysis, among other violations. HIPAA enforcement actions may lead to monetary penalties and costly and burdensome corrective action plans. Moreover, compliance with state laws related to health privacy may cause additional compliance costs. For instance, Washington State enacted the “My Health My Data Act” which regulates “consumer health data” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” The “My Health My Data Act” provides exemptions for PHI as well as personal data used or shared in research, including data subject to 45 C.F.R. Parts 46, 50, and 56. Other states, such as Connecticut, Nevada, and Maryland have also enacted privacy legislation with particular provisions for consumer health data, and additional states may adopt health-specific requirements that could impact our business activities depending on how they are interpreted.
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
California passed the California Consumer Protection Act of 2018, or the CCPA, which went into effect in January 2020 and provides data privacy rights for consumers and operational requirements for companies. In addition, the CCPA was expanded on January 1, 2023, when the California Privacy Rights Act of 2020, or the CPRA, became operative. The CCPA, and its later amendments through the CPRA, gives California residents expanded data privacy rights, such as rights to access and delete their personal information, opt out of certain personal information sharing, and the ability to limit use of certain sensitive personal information in certain contexts, among other privacy right. Failure to comply with the CCPA risks regulatory fines, and the CCPA grants a private right of action and statutory damages for an unauthorized access and exfiltration, theft, or disclosure of certain types of personal information resulting from the company’s violation of a duty to maintain reasonable security procedures and practices. The CCPA also provides authority to the California Attorney General to seek civil penalties for intentional violations of the CCPA, and the CPRA established a California Privacy Protection Agency to implement the law through additional regulations and enforcement. While there is currently an exception for protected health information that is subject to HIPAA and other personal information subject to clinical trial regulations, as currently written, the CCPA may impact certain of our business activities. Additionally, this exception does not apply to the private cause of action afforded to individuals for information security incidents. Compliance with the

CCPA may increase our compliance costs and potential liability, and impact our business activities depending on how it is interpreted. In the interim, implementing the evolving CPRA regulations will require additional investment in compliance programs and potential modifications to business processes.
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
The European Health Data Space Regulations (the EHDS Regulations) came into force on March 26, 2025. The aims of the EHDS Regulations are to provide individuals with more control over their electronic health data, enable cross-border sharing of European Health Data (EHD) between national EU healthcare systems and facilitate the sharing of EHD for secondary research purposes. The EHDS Regulations impose new obligations, but also create opportunities for companies engaged in health-related research to share and access health data on a large scale. Although the EHDS Regulations have come into force, key obligations will not apply until March 2029.
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
We may also face new regulatory costs and challenges that could have an adverse effect on our operations. Since the regulatory framework in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime with respect to the approval of PLN-101095 or our other product candidates in the U.K., now that U.K. legislation may depart from EU legislation. For instance, now the transition period has expired, Great Britain will no longer be covered by the centralized procedure for obtaining an EEA-wide marketing authorization from the EMA and a separate process will be required for authorization of drug products covering the U.K. or Great Britain only. In addition, the MHRA has launched new procedures designed to accelerate the marketing authorization application process including the Innovative Licensing and Access Pathway (ILAP) and the International Recognition Procedure. The ILAP is an accelerated assessment procedure for marketing authorization applications facilitating the early interaction with pricing authorities and HTA bodies which aims to enable companies to enter the U.K. market faster. In January 2024, the MHRA also launched a new International Recognition Procedure for Great Britain (England, Scotland and Wales) marketing authorization applications whereby the MHRA will, when considering such applications, recognize the approval of medicines by trusted reference regulators in Australia, Canada, Switzerland, Singapore, Japan, United States and EU following its own abbreviated assessment. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing PLN-101095 or our other product candidates in the U.K. and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. and/or EU for PLN-101095 or our other product candidates, which could significantly and materially harm our business.
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
Our information systems and those of our current and any future collaborators, other contractors or consultants, and third-party suppliers (i.e. our supply chain) are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. We exercise little or no direct control over how these third parties operate their networks, which increases our vulnerability to problems with their systems. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our information systems or those of our collaborators, vendors, contractors or consultants, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions, as well as reputational harm and adverse legal and regulatory consequences. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of PLN-101095 or our other product candidates could be delayed.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials costlier to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, due to factors including the effects of health epidemics and pandemics, such as COVID-19, geopolitical events, such as recent U.S. and Israeli military action against Iran and delated disruption in the region, the Russian invasion of Ukraine, conflict in the Middle East and any other related global escalation of geopolitical tensions, inflationary pressures, interest rates volatility and domestic or international trade policy could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our suppliers, some of which are located outside of the United States, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Pliant’s Cybersecurity Program is integral to safeguarding our assets, maintaining stakeholder trust, and ensuring the continuity of our operations. The management of our Cybersecurity Program is entrusted to the Cybersecurity Governance Committee (“CSGC”), which includes our Chief Financial Officer, Head of Information Technology and Corporate Controller. The CSGC draws on more than twenty years of experience focused in the areas of corporate governance and implementation and oversight of information technology systems and processes. The Board of Directors has delegated oversight of the Company's Cybersecurity Program to the Audit Committee, who receives regular reports from the Chief Financial Officer regarding cyber risks and threats, progress of the Company's projects aimed at strengthening information security systems, assessments of the Cybersecurity Program, and insights into the evolving threat landscape. The Audit Committee provides updates about the Company's Cybersecurity Program to the Board of Directors at least annually.
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
As of the date of this report, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, our business strategy, results of operation or financial condition. For more information about the risks we face from cybersecurity incidents, please refer those discussed risk factors starting with “We may incur substantial costs in our efforts to comply with evolving global data protection…” and

“Our information systems or those of our collaborators…” in the section entitled “Risk Factors” included under Part I, Item 1A of this Report.
Item 2. Properties
We lease premises consisting of approximately 100,904 square feet of office and laboratory space located at Oyster Point Blvd, South San Francisco, California pursuant to a lease agreement entered into on September 28, 2023 (the "Oyster Point Lease"), which is being used as a single unified Company headquarters. The lease term of approximately seven years started in the second quarter of 2024. Following the strategic restructuring of our operations in 2025, our current facilities provide ample space for our current and near-term needs for the business of developing and commercializing integrin-based therapeutics. We have begun to evaluate potential sub-lease opportunities in an effort to preserve capital.

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
Holders of Record
As of the close of business on March 6, 2026, there were 21 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Overview
We are a clinical-stage biopharmaceutical company focused on discovering and developing integrin-based therapeutics. Our lead program is focused on the development of treatments for solid tumors by inhibiting integrin-mediated activation of transforming growth factor-β (TGF-β). We have applied our deep understanding of integrin biology, along with our medicinal chemistry and translational medicine expertise to develop a proprietary drug discovery platform that we believe has broad applicability across multiple areas of disease.
Our wholly owned lead product candidate, PLN-101095, is an oral, small molecule, dual selective inhibitor of αvβ8 and αvβ1 integrins in development for the treatment of solid tumors. In 2025, we announced positive data from a Phase 1 open-label dose-escalation trial of PLN-101095 as monotherapy and in combination with the immunotherapy pembrolizumab in patients with solid tumors that are resistant to immune checkpoint inhibitors. We also continue to explore the full potential of our drug discovery platform consisting of a proprietary library of over 15,000 integrin binding molecules, focusing on integrin-based target-mediated drug delivery.
Fourth Quarter and Recent Developments
Oncology Program
•Data from the Phase 1 trial of PLN-101095 showed deep and durable ongoing responses. In December, the Company announced positive data showing that, in a heavily pretreated patient population, PLN-101095 demonstrated anti-tumor activity in combination with pembrolizumab, an FDA-approved ICI. Four responders were observed consisting of one confirmed complete response and three partial responses (two confirmed, one unconfirmed) out of the 10 secondary ICI refractory patients. These clinical responses were observed in patients with cholangiocarcinoma, melanoma, head and neck squamous cell carcinoma and non-small cell lung cancer (NSCLC). Notably, all responding patients showed large increases in plasma interferon gamma (IFN-γ) after 14 days of monotherapy with PLN-101095 prior to the addition of pembrolizumab. No non-responders showed meaningful increases in plasma IFN- γ. PLN-101095 was generally well tolerated across all doses tested. IFN-γ is known to play a multifaceted role in modulating anti-tumor immunity, with increased tumor expression levels having previously been linked with better outcomes from immune checkpoint blockade.
•Accelerated development plan of PLN-101095 underway with initiation of Phase 1b indication expansion trial.
Based on the encouraging response data and supportive IFN- γ biomarker data from the Phase 1 trial, the Company is advancing an accelerated clinical development plan of PLN-101095 and has initiated a Phase 1b indication expansion trial. The Phase 1b open-label, single dose trial will enroll three cohorts of patients including NSCLC, clear cell renal cell carcinoma and tumors with high tumor mutational burden. Tumor selection was based on data from the Phase 1 trial, as well as strong mechanistic rationale for integrin inhibition. Patients will be treated for 14 days with PLN-101095 dosed at 1,000 mg twice daily as monotherapy, after which pembrolizumab will be added as combination therapy. Study start activities for this trial are underway with first patient enrollment anticipated in second quarter. Interim data is expected in 2027.
•PLN-101095 Phase 1 data accepted for presentation at AACR Annual Meeting 2026. Data from the Phase 1 trial of PLN-101095 will be the subject of a poster presentation and an oral presentation as part of the Clinical Trials Minisymposium at the upcoming American Association of Cancer Research (AACR) conference to be held April 17-22, 2026, in San Diego, California.
Integrin-Targeted Delivery Platform
•Utilizing cell-specific integrin receptors, Pliant has developed a platform to deliver drug payloads, including siRNAs, to selective tissue types. Current programs are focused on delivering siRNAs to skeletal muscle cells and other tissues. The Company believes this integrin-targeting delivery platform has the potential for broad applicability across multiple disease areas utilizing a variety of drug payloads.
Corporate Highlights
•Appointment of Minnie Kuo as Chief Operating Officer. Ms. Kuo joined Pliant in September 2023 as Chief Development Officer, bringing more than 20 years of multinational clinical development experience across various therapeutic areas. In this expanded role, Ms. Kuo bridges Pliant’s science and operations with oversight of clinical operations, early development, program management, regulatory affairs and compliance.
•INTEGRIS-PSC results published in the Journal of Hepatology. The manuscript, “Phase II INTEGRIS-PSC trial of bexotegrast, an αvβ6 and αvβ1 integrin inhibitor, in primary sclerosing cholangitis”, appears in the January 2026 issue of the Journal of Hepatology.

Since inception, we have had significant operating losses. Our net loss was $149.3 million, and $210.3 million for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $859.4 million and cash, cash equivalents, restricted cash and short-term investments of $192.4 million. We expect to continue to incur net losses for the foreseeable future as we:
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
•facilities expenses, which include expenses for rent and other facility related costs; and
•other expenses and other allocations associated with research and development
The following table summarizes our research and development expenses for the years ended December 31, 2025, and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Employee-related expenses	$41,534	$49,597
Outside and consulting services for preclinical studies and research and development activities by third party contract organizations	9,953	16,529
Clinical trials expenses	41,387	80,596
Depreciation of lab equipment and costs of equipment and supplies	4,273	6,717
Facilities expenses	6,409	7,776
Other expenses and other allocations	5,601	8,095
Total research and development expenses	$109,157	$169,310

We expense all research and development costs in the periods in which they are incurred. We do not allocate our internal costs by product candidates or by preclinical programs as these are in early stages of clinical trials or development, and any such allocation would involve significant estimates and judgments and, accordingly, would be imprecise. Where appropriate, we allocate our third-party research and development expense by product candidate or preclinical program. These expenses primarily relate to outside consultants, clinical research organizations, and contract manufacturing organizations. When we refer to the research and development expenses associated with a specific product candidate or preclinical program, these refer exclusively to the allocated third-party expenses associated with that product candidate.

Due to the discontinuation of development of bexotegrast in IPF, we expect research and development expenses to decrease on an annual basis in 2026 as we have re-prioritized our development of product candidates that are in earlier, less capital-intensive stages of development, and to grow thereafter commensurate with the stage and status of PLN-101095 and other development efforts. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
General and Administrative
Our general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for our general and administrative personnel, allocated facilities costs, insurance and other expenses for outside professional services, including legal, marketing, investor relations, human resource and accounting services. Due to the restructuring activities of 2025, we expect general and administrative expenses to decrease on an annual basis in 2026 and to remain relatively consistent thereafter. In addition, if we obtain regulatory approval for any of our product candidates and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support product sales, marketing and distribution activities.
Interest and Other Income (Expense), net
Our interest and other income (expense), net consists of interest, accretion income and amortization expense on cash, cash equivalents and short-term investments, and realized gains and losses on short-term investments.
Interest Expense
Interest expense was derived from term loans executed under the Oxford Loan Agreement that we entered into in May 2022 and amended in March 2024 (the "Amended Loan Agreement"). Outstanding term loans pursuant to the Amended Loan Agreement were extinguished in October 2025 and through the date of extinguishment, borrowings incurred an interest rate per annum equal to 1-month term Secured Overnight Financing Rate (SOFR) plus 5.25%.
Loss on Extinguishment of Debt
In October 2025, we completed a voluntary prepayment of the Amended Loan Agreement for $32.4 million, representing all outstanding principal, accrued and unpaid interest, fees, costs and expenses. The amount by which the pre-payment required to extinguish our obligation exceeded the values recorded to the balance sheet on the extinguishment date is recognized as a loss in the statement of operations.

Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024

(In thousands, except percentages)	Year Ended December 31,
	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$(109,157)	$(169,310)	$60,153	(35.5)%
General and administrative	(47,216)	(59,055)	11,839	(20.0)%
Total operating expenses	(156,373)	(228,365)	71,992	(31.5)%
Loss from operations	(156,373)	(228,365)	71,992	(31.5)%
Interest and other income (expense), net	11,416	21,085	(9,669)	(45.9)%
Interest expense	(2,559)	(3,024)	465	(15.4%)
Loss on extinguishment of debt (Note 7)	(1,828)	—	(1,828)	100.0%
Net loss	$(149,344)	$(210,304)	$60,960	(29.0)%

Research and Development Expenses
The following table summarizes the results of our research and development expenses for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Program-specific external expenses:
Bexotegrast - clinical trial and outside service third party contracting costs	$42,410	$86,365
Other pipeline programs - clinical trial and outside service third party contracting costs	8,930	10,760
Total program-specific external expenses	51,340	97,125
Unallocated internal expenses
Employee-related expenses	41,534	49,597
Depreciation of lab equipment and costs of equipment and supplies	4,273	6,717
Facilities expenses	6,409	7,776
Other expenses and allocations	5,601	8,095
Total unallocated internal expenses	57,817	72,185
Total research and development expenses	$109,157	$169,310
The decrease in research and development expenses of $60.2 million was primarily due to:
•$44.0 million decrease driven by our decision to discontinue development of bexotegrast in IPF and the related termination of BEACON-IPF, a Phase 2b/3 trial in IPF.
•$1.8 million decrease from other pipeline programs;
•$8.1 million decrease in employee-related costs, including stock-based compensation, due to decreased headcount following our 2025 restructuring plans; and
•$3.9 million decrease in facilities and other allocated expenses, driven by our restructuring plans and general cost containment efforts following our strategic realignment of operations initiated in May 2025.
General and Administrative Expenses
General and administrative expenses decreased by $11.8 million primarily due to personnel related expenses, including stock-based compensation, driven by our 2025 restructuring plans implemented during the year.
Interest and Other Income (Expense), Net
Interest and other income (expense), net decreased $9.7 million due to lower average investment balances in 2025 compared to 2024 due to continued funding of operating activities.

Interest Expense
Interest expense decreased $0.5 million due to the extinguishment of term loans in October 2025.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased $1.8 million resulting from our decision to extinguish all term loans outstanding pursuant to the Amended Loan Agreement executed March 11, 2024.

Liquidity and Capital Resources
Overview
As of December 31, 2025, we had cash, cash equivalents, restricted cash and short-term investments of $192.4 million. Our cash, cash equivalents, and short-term investments consist of money market funds, U.S. Treasury securities, U.S. Government Agency securities and highly rated, investment-grade corporate debt securities.
In March 2024, we entered into an Amended Loan Agreement with Oxford Finance LLC (or the “Lender” or “Oxford”) which upsized our existing Term Loan facility to a total size of $150.0 million of non-dilutive capital. Pursuant to the Amended Loan Agreement, we drew term loans of $30.0 million, inclusive of $10.0 million in principal amount previously outstanding under the Oxford Loan Agreement. The agreement allowed for additional borrowing contingent upon the continued development of bexotegrast in IPF and/or at the sole discretion of Oxford. Following our decision to discontinue development of bexotegrast in IPF, we decided to complete a voluntary prepayment of our Amended Loan Agreement with Oxford in October, 2025, for $32.4 million, representing all outstanding principal, accrued and unpaid interest, fees, costs and expenses. Upon prepayment, all obligations, covenants, debts and liabilities under the Amended Loan Agreement were satisfied and discharged in full. See Note 7 to the Notes to our financial statements of this Report for more information.
During the third quarter of 2021, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may issue and sell shares of common stock in an "at-the-market" offering. In March 2023, we filed a prospectus registering the offer and sale of up to $150.0 million of shares of common stock from time to time pursuant to the Sales Agreement. We have not issued any shares pursuant to any at-the-market offerings, including pursuant to the Sales Agreement, but may do so at a future date after filing a new prospectus for the Sales Agreement.
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

Cash Flows
The following summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(128,336)	$(155,503)
Net cash provided by investing activities	134,290	140,340
Net cash (used in) provided by financing activities	(31,697)	23,117
Net (decrease) increase in cash, cash equivalents and restricted cash	$(25,743)	$7,954
Cash Used in Operating Activities
Net cash used in operating activities decreased due to an overall decrease in the volume of operations following our decision to discontinue development of bexotegrast in IPF and the related termination of our phase 2b/3 trial, BEACON-IPF.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities decreased over the same period of prior year as maturities of marketable securities exceeded related purchases during the twelve months ended December 31, 2025 to a greater extent than exhibited in the twelve months ended December 31, 2024.
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities increased by $54.8 million primarily due to our voluntary prepayment of the Amended Loan Agreement coupled with the lack of financing inflows from term loans compared to the twelve months ended December 31, 2024 associated with the Amended Loan Agreement.

Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements or holdings in any variable interest entities other than the operating lease commitments described in Note 15 to our financial statements appearing elsewhere in this Annual Report.
Material Cash Requirements
At December 31, 2025, we have a non-cancelable operating lease for office and laboratory space, which expires March 31, 2031. Refer to Note 14 and Note 15 to our financial statements appearing elsewhere in this Annual Report for a discussion of material obligations and commitments.
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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Pliant Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Pliant Therapeutics, Inc. (the "Company") as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
◦For a sample of agreements and contracts, we obtained the corresponding invoices and evidence of payment to test the Company’s disbursements made to third-party service providers as of December 31, 2025.
•We compared invoices received by the Company subsequent to December 31, 2025, to the accrued research and development expenses related to CROs recognized by the Company as of that date.

/s/ Deloitte & Touche LLP

San Francisco, California
March 11, 2026

We have served as the Company's auditor since 2018.

Pliant Therapeutics, Inc.
Balance Sheets
(In thousands, except number of shares and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$45,445	$71,188
Short-term investments	145,499	284,536
Prepaid expenses and other current assets (Note 5)	4,464	6,540
Property and equipment held for sale (Note 4)	1,040	—
Total current assets	196,448	362,264
Property and equipment, net (Note 4)	2,940	5,525
Operating lease right-of-use assets	23,966	27,243
Restricted cash	1,482	1,482
Other non-current assets	392	435
Total assets	$225,228	$396,949
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$480	$5,960
Accrued research and development	4,804	14,363
Accrued liabilities (Note 6)	9,634	12,353
Lease liabilities, current	1,447	542
Total current liabilities	16,365	33,218
Lease liabilities, non-current	27,658	29,439
Long-term debt (Note 7)	—	30,211
Total liabilities	44,023	92,868
Commitments and Contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.0001 par value 10,000,000 shares authorized at December 31, 2025 and 2024, none issued or outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at December 31, 2025 and 2024; and 61,449,290 and 60,860,838 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively;	6	6
Additional paid-in capital	1,040,610	1,013,806
Accumulated deficit	(859,396)	(710,052)
Accumulated other comprehensive (loss) gain	(15)	321
Total stockholders’ equity	181,205	304,081
Total liabilities and stockholders’ equity	$225,228	$396,949
The accompanying notes are an integral part of these financial statements.

Pliant Therapeutics, Inc.
Statements of Operations and Comprehensive Loss
(In thousands, except number of shares and per share amounts)

	Year Ended December 31,
	2025	2024
Revenue	$—	$—
Operating expenses:
Research and development	(109,157)	(169,310)
General and administrative	(47,216)	(59,055)
Total operating expenses	(156,373)	(228,365)
Loss from operations	(156,373)	(228,365)
Interest and other income (expense), net	11,416	21,085
Interest expense	(2,559)	(3,024)
Loss on extinguishment of debt (Note 7)	(1,828)	—
Net loss	$(149,344)	$(210,304)
Net loss per share - basic and diluted	$(2.43)	$(3.47)
Weighted average shares used in computing net loss per share - basic and diluted	61,366,887	60,538,639
Comprehensive loss:
Net loss	$(149,344)	$(210,304)
Net unrealized loss on short-term investments	(336)	(24)
Total other comprehensive loss	(336)	(24)
Comprehensive loss	$(149,680)	$(210,328)

The accompanying notes are an integral part of these financial statements.

Pliant Therapeutics, Inc.
Statements of Stockholders’ Equity
(In thousands, except number of shares and per share amounts)

			Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Total Stockholders' Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2023	59,921,002	$6	$972,973	$345	$(499,748)	$473,576
Issuance of common stock under benefit plans	939,836	—	3,207	—	—	3,207
Stock-based compensation expense	—	—	37,626	—	—	37,626
Net unrealized loss on short-term investments	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	(210,304)	(210,304)
Balance at December 31, 2024	60,860,838	$6	$1,013,806	$321	$(710,052)	$304,081
Issuance of common stock under benefit plans	588,452	—	570	—	—	570
Stock-based compensation expense	—	—	26,234	—	—	26,234
Net unrealized loss on short-term investments	—	—	—	(336)	—	(336)
Net loss	—	—	—	—	(149,344)	(149,344)
Balance at December 31, 2025	61,449,290	$6	$1,040,610	$(15)	$(859,396)	$181,205
The accompanying notes are an integral part of these financial statements.

Pliant Therapeutics, Inc.
Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(149,344)	$(210,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,696	2,125
Stock-based compensation expense	26,234	37,626
Gain on sale of property plant and equipment	(44)	—
Non-cash operating lease expense	3,277	3,451
Amortization (accretion) on short-term investments	3,956	2,510
Loss on extinguishment of debt	1,828	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,541	4,717
Other non-current assets	43	(43)
Accounts payable	(5,480)	1,428
Accrued liabilities	(12,167)	3,807
Operating lease liabilities	(876)	(820)
Net cash used in operating activities	(128,336)	(155,503)
Cash flows from investing activities
Purchase of short-term investments	(203,404)	(211,285)
Maturity of short-term investments	337,913	355,473
Purchase of property and equipment	(374)	(3,848)
Proceeds from sale of property, plant and equipment	155	—
Net cash provided by investing activities	134,290	140,340
Cash flows from financing activities
Proceeds from issuances of common stock under benefit plans	570	3,207
Payment of debt	(32,267)	—
Proceeds from term loan, net of issuance costs	—	19,910
Net cash (used in) provided by financing activities	(31,697)	23,117
Net (decrease) increase in cash and cash equivalents	(25,743)	7,954
Cash, cash equivalents and restricted cash at beginning of period	72,670	64,716
Cash, cash equivalents and restricted cash at end of period	$46,927	$72,670
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,539	$2,620
Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	$45,445	$71,188
Restricted cash	1,482	1,482
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$46,927	$72,670
Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment in accounts payable	$112	$236
Supplemental disclosures of cash flow information related to leases:
Cash paid for operating lease liabilities in operating cash flows	$5,562	$4,698
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$29,779
The accompanying notes are an integral part of these financial statements.

Pliant Therapeutics, Inc.
Notes to Financial Statements
1.Organization and Description of Business
Pliant Therapeutics, Inc. (the “Company” or "Pliant" or “we” or “our” or “us”) is a clinical-stage biopharmaceutical company focused on discovering and developing integrin-based therapeutics. Our lead program is focused on the development of treatments for solid tumors by inhibiting integrin-mediated activation of transforming growth factor-β (TGF-β) and we also continue to explore the full potential of our drug discovery platform consisting of a proprietary library of over 15,000 integrin binding molecules, focusing on integrin-based target-mediated drug delivery. The Company is located in South San Francisco, California, and was incorporated in the state of Delaware in June 2015.
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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company invests in Money Market Funds, United States (“U.S.”) Treasury securities, government notes and corporate debt securities. The Company limits its credit risk associated with its cash and cash equivalents by placing them with banks and institutions it believes are highly credit worthy and in highly rated investments. However, the Company had deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000. The Company performs credit evaluations of its customer, and the risk with respect to accounts receivable is further mitigated by the short duration of customer payment terms, generally within 60 days, and the pedigree of the customer base. During the year ended December 31, 2025 and 2024, the Company had no revenue or accounts receivable.
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
The Company’s product candidates require approvals from the U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidates will receive the necessary approvals. If the Company is denied approval, approval is delayed or the Company is unable to maintain approval for any product candidate, it can have a materially adverse impact on the Company.
Segment
The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing novel integrin-based therapies. The Company’s chief executive officer, who is the chief operating decision maker ("CODM"), reviews financial information on an aggregate basis for allocating and evaluating financial performance; however, our CODM is regularly provided with more detailed expense information than what is included in our Statement of Operations and Comprehensive Loss. See Note 13 for further details. The single operating segment constitutes all of the Company activity, the chief operating decision maker regularly reviews the entity-wide operating results and performance. All long-lived assets are maintained in the United States of America.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist of amounts invested in money market funds and are stated at fair value.
Restricted Cash
Our restricted cash balance of $1.4 million as of December 31, 2025 and 2024 represented cash required to be held as collateral by a financial institution to guarantee lease payments due to our landlord at Oyster Point Blvd, South San Francisco, California (the "Oyster Point Lease").
Short-Term Investments
The Company’s short-term investments consist of U.S. Treasury securities, U.S. government agency securities and corporate debt securities with remaining maturities beyond three months at the date of purchase. The Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time even prior to maturity and such investments represent cash available for current operations. As a result, short-term investments may include securities with maturities beyond twelve months that are classified within current assets in the Balance Sheets. As of December 31, 2025 and 2024, all of the Company’s short-term investments were classified as available-for-sale and were carried at fair market value with unrealized losses recorded in other comprehensive (loss) gain in the statements of operations and comprehensive loss. See Note 3 for further details.
The Company records an allowance for credit losses using an expected loss model. Credit losses are limited to the amount by which the amortized cost of an investment exceeds its fair value. A previously recognized credit loss may be decreased in subsequent periods if the Company’s estimate of fair value for the investment increases. To determine whether to record a credit loss, the Company considers issuer specific credit ratings and historical losses as well as current economic conditions and its expectations for future economic conditions. The Company has not recorded any credit losses during the years ended December 31, 2025 and 2024.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long-lived assets during the years ended December 31, 2025 and 2024.
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
Common stock equivalent shares are excluded from the computation of diluted net loss or income per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is generally the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is antidilutive. The Company reported a net loss attributable to common stockholders during the years ended December 31, 2025 and 2024.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07 “Segment Reporting - Improvements to Reportable Segment Disclosures”, which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The guidance is effective for the Company's annual periods beginning in 2024 and interim periods beginning in the first quarter of fiscal year 2025. The Company adopted the standard on December 31, 2024. The adoption of this standard did not have a material impact on the Company's financial statements. See Note 13, Segment, for the updated segment disclosures as a result of adopting this ASU.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of additional categories of information about federal, state and foreign income taxes in the rate reconciliation table and more details about the reconciling items in some categories if items meet a quantitative threshold. The ASU requires entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company adopted this standard on December 31, 2025. The adoption of this standard did not have a material impact on the Company's financial statements. See Note 12, Income Taxes, for the updated income taxes disclosures as a result of adopting this ASU.
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
There were no assets or liabilities recorded at fair value using Level 3 inputs as of December 31, 2025 and 2024.
The following tables show the Company’s cash and cash equivalents and short-term investments by significant investment category as of December 31, 2025 and 2024 (in thousands):

		As of December 31, 2025				As of December 31, 2024
		Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Money Market Funds	Level 1	$24,811	$—	$—	$24,811	$54,825	$—	$—	$54,825
U.S. Treasury securities	Level 2	8,064	2	(1)	8,065	9,968	7	—	9,975
U.S. Government Agency Securities	Level 2	1,001	—	—	1,001	77,769	235	—	78,004
Corporate debt securities	Level 2	139,941	26	(42)	139,925	196,479	160	(82)	196,557
Total financial assets		$173,817	$28	$(43)	$173,802	$339,041	$402	$(82)	$339,361

	As of December 31, 2025				As of December 31, 2024
Classified as:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Cash equivalents	$28,303	$—	$—	$28,303	$54,825	$—	$—	$54,825
Short-term investments	145,514	28	(43)	145,499	284,216	402	(82)	284,536
Total	$173,817	$28	$(43)	$173,802	$339,041	$402	$(82)	$339,361
The Company may sell certain of its short-term securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.
The following summarizes the remaining contractual maturities of the Company’s short-term investments as of December 31, 2025 (in thousands):

	Adjusted Cost	Market Value
Mature in 1 year or less	$115,920	$115,926
Mature in 1 to 2 years	29,594	29,573
Total	$145,514	$145,499
There were no liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024. There have been no transfers between fair value measurement levels during the years ended December 31, 2025 and 2024. In addition, there were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2025 and 2024.
The Company records interest income and accretion income earned on Money Market Funds and U.S. Treasury, U.S. government agency and corporate debt securities to interest and other income (expense), net in its statement of operations and comprehensive loss.

4.    Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Laboratory equipment	$8,563	$10,988
Leasehold improvements	2,156	2,118
Furniture and Fixture	1,832	1,775
Computer equipment and software	1,105	1,105
Construction-in-progress	153	346
Total property and equipment, gross	13,809	16,332
Less: Accumulated depreciation	(10,869)	(10,807)
Total property and equipment, net	$2,940	$5,525
Depreciation expense during the years ended December 31, 2025 and 2024 was $1.7 million and $2.1 million, respectively.
In the fourth quarter of 2025, the Company committed to a plan to sell certain laboratory equipment that was no longer required following the restructuring of operations initiated May 1, 2025. Management determined that the asset met the criteria for classification as held for sale in accordance with ASC 360, "Property, Plant and Equipment."
The Company intends to divest these assets as part of their strategic realignment of resources, focusing on the development of PLN-101095 and the drug discovery platform. The assets were measured at the lower of their carrying value or fair value less cost to sell, and reclassified to "Property and equipment held for sale" within current assets on the Balance Sheets as of December 31, 2025. Depreciation ceased to be recognized on the assets after the date of its held-for-sale classification.

	December 31,
	2025	2024
Laboratory equipment held for sale	$1,040	$—
Impairment loss recognized	—	—
Total property and equipment held for sale, net	$1,040	$—

5.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Prepaid research and development	$2,114	$2,101
Prepaid insurance	672	877
Prepaid licenses	763	1,097
Interest receivable	823	2,302
Other	92	163
Total prepaid expenses and other current assets	$4,464	$6,540

6.    Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued compensation and benefits	$8,298	$11,154
Other accrued liabilities	1,336	1,199
Total accrued liabilities	$9,634	$12,353

Accrued compensation and benefits consist primarily of accrued bonuses, accrued restructuring cost and accrued vacation.
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
The principal amount outstanding under the Term Loans accrued interest at a floating per annum rate equal to (i) the greater of (a) 1-month term Chicago Mercantile Exchange (“CME”) Term Secured Overnight Financing Rate (“SOFR”) on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) three and one-half percent (3.50%) plus (ii) five and one-quarter percent (5.25%).
On October 14, 2025, the Company made a full voluntary prepayment of $32.4 million and recorded a loss on extinguishment of debt of $1.8 million, representing the difference between the prepayment amount and the carrying value of debt including accrued interest as of the extinguishment date. Upon prepayment, the term loan, related security interests, and all other obligations, covenants, debts and liabilities under the Amended Loan Agreement were satisfied and discharged in full and the Amended Loan Agreement and all other documents entered into in connection with the Amended Loan Agreement were terminated.
The effective interest rate for the term loan through the prepayment date was 10.64% and 11.51% for the year ended December 31, 2025 and 2024, respectively. Interest expense during the years ended December 31, 2025 and 2024 was $2.5 million and $3.0 million, respectively.
8. Preferred Stock
Under the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue two classes of shares: preferred stock and common stock. The preferred stock may be issued in series, and the Company’s board of directors is authorized to determine the rights, preferences, and terms of each series. These rights, preferences and terms could include dividend rights, conversion rights, voting rights, terms of redemptions, liquidation preferences and sinking fund terms. As of December 31, 2025 and 2024, the Company was authorized to issue 10,000,000 shares of preferred stock and there was no preferred stock outstanding as of December 31, 2025 and 2024.
9. Common Stock
As of December 31, 2025 and 2024, the Company had 300,000,000 authorized shares of common stock, at a par value of $0.0001 per share. The common stock has the following rights and privileges:
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
Shares reserved for future issuance

	December 31,
	2025	2024
Outstanding stock options	7,456,066	8,300,804
Vesting of RSUs	858,247	932,634
Shares of common stock available for future grants under the 2020 Stock Option and Incentive Plan	7,832,167	4,212,229
Shares of common stock available for future issuance under the 2020 ESPP	1,692,136	1,294,745
Shares of common stock available for future issuance under the 2022 Inducement Plan	1,425,000	1,460,000
Total shares reserved for future issuance	19,263,616	16,200,412
10. Stockholder Rights Agreement
On March 12, 2025, the Company's board of directors adopted the Rights Plan and declared a dividend of one right (each, a “Right”) for each outstanding share of our common stock to stockholders of record at the close of business on March 25, 2025. Each Right entitles its holder, subject to the terms of the Rights Plan, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.0001 per share, of the Company at an exercise price of $12.64 per Right, subject to adjustment. The description and terms of the Rights are set forth in the Rights Plan, dated as of March 12, 2025, by and between the Company and Computershare Trust Company, N.A., a federally chartered trust company, as rights agent. Subject to certain exceptions, Rights become exercisable and trade separately from our common stock only upon the earlier of (i) the close of business on the tenth business day following the public announcement of an Acquiring Person (as defined in the Rights Plan) beneficially owning 20%, when referring to a passive investor, and 10%, when referring to a person that is not a passive investor, or more of our common stock, and (ii) the close of business on the tenth business day after the commencement of a tender offer or exchange offer that, if consummated, would result in a person or group becoming an Acquiring Person. On March 3, 2026, the Company entered into an Amendment to the Stockholder Rights Agreement to extend the expiration time of the Rights for one year from March 11, 2026 to March 11, 2027, unless the Rights are earlier redeemed, exchanged, or terminated in accordance with the terms and conditions of the Rights Agreement.
The Rights Plan is intended to reduce the likelihood that any entity, person or group is able to gain control of the Company through open market accumulation without paying all stockholders an appropriate control premium or providing the board of directors sufficient opportunity to make informed judgments and take actions that are in the best interests of the Company and all stockholders. The Rights Plan is not intended to interfere with any merger or other business combination approved by the board of directors.
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
The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options or other awards including stock appreciation rights, restricted stock awards and restricted stock units to the Company’s employees, officers, directors, advisors and consultants. As of December 31, 2025, the 2020 Plan had 7,832,167 shares of common stock available for future issuance.

In 2022, the Board of Directors adopted the 2022 Inducement Plan ("Inducement Plan"), under which the Company may grant nonqualified stock options or other awards including stock appreciation rights and restricted stock awards. As of December 31, 2025, 1,425,000 shares of common stock were available for issuance.
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
The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for stock option awards with the following assumptions:

	Year Ended December 31,
	2025		2024
	Min	Max	Min	Max
Expected volatility	86.82%	89.30%	85.02%	88.02%
Risk-free interest rate	3.98%	4.45%	3.45%	4.60%
Expected dividend	—	—	—	—
Expected term (in years)	5.34	6.08	5.31	6.08
Underlying common stock fair value	$1.37	$12.63	$11.09	$17.44
A summary of option activity under the 2015 Plan, 2020 Plan and Inducement Plan is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	8,300,804	$17.23	7.5	$13,769
Granted	2,271,680	$9.68
Exercised	(4,921)	$12.18
Forfeited	(3,111,497)	$16.40
Outstanding as of December 31, 2025	7,456,066	$15.28	5.6	$—
Exercisable as of December 31, 2025	5,305,752	$15.98	4.8	$—
Vested and expected to vest as of December 31, 2025	7,456,066	$15.28	5.6	$—
As of December 31, 2025, there was $18.8 million of unrecognized compensation costs that is expected to be recognized over the weighted-average periods of 2.3 years related to stock options. The total intrinsic value of stock options exercised was $5 thousand, and $1.9 million for December 31, 2025, and 2024, respectively. Intrinsic value represents the difference between the current fair value of the underlying stock and the exercise price of the stock option at the respective balance sheet dates. The weighted-average grant date fair value of options granted during the years ended December 31, 2025, and 2024 was $7.25 and $15.00 per share, respectively.

Restricted Stock Units
The service-based condition for restricted stock units ("RSUs") is satisfied over three years. The following table sets forth the outstanding RSUs and related activity for the year ended December 31, 2025:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2024	932,634	$24.28
Granted	840,341	$10.67
Released	(372,313)	$26.02
Forfeited	(542,415)	$15.04
Unvested and outstanding as of December 31, 2025	858,247	$16.04
As of December 31, 2025, the Company had $5.8 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 1.5 years.
Performance-Based Restricted Stock Units
In July 2022 the Company granted performance-based restricted stock units ("PSUs") that vested upon the achievement of market and performance conditions. Market conditions included the Company's total shareholder return ("TSR") relative to the NASDAQ Biotechnology Index over the term of the award ending on June 30, 2024, and performance conditions consisted of multiple clinical development milestones associated with bexotegrast. The PSUs associated with clinical development milestones vested in 2023 and the market-based PSUs vested at 55% of their target in 2024. Stock based compensation associated with PSUs was nil for the twelve months ended December 31, 2025 and $1.3 million for the twelve months ended December 31, 2024. There were no PSUs outstanding as of December 31, 2025 and 2024.
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
Under the 2020 ESPP, eligible employees may purchase shares of our common stock through payroll deductions that cannot exceed 15% of the employee’s salary. The 2020 ESPP provides for a six-month offering period. At the end of the purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of the fair market value at the beginning or end of the offering period subject to tax limitations on the total value of the purchase. The 2020 ESPP is considered a compensatory plan, and the Company recorded $0.2 million, and $0.5 million in stock-based compensation expense for years ended December 31, 2025, and 2024, respectively. During the years ended December 31, 2025, and 2024, 211,218 shares, and 110,222 shares, respectively, of common stock were issued under the 2020 ESPP.
The Company used the Black-Scholes option pricing model to estimate stock-based compensation expense for the 2020 ESPP with the following assumptions:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	3.99% - 4.29%	4.80% -5.27%
Expected term of options (in years)	0.50	0.50
Expected stock price volatility	70.91% - 208.00%	50.95% - 63.92%
Expected dividends	—%	—%

Stock-Based Compensation Expense
The following table presents the classification of stock-based compensation expense during the years ended December 31, 2025, and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Stock options and ESPP	$18,065	$24,764
Restricted stock units	8,171	11,585
Performance-based restricted stock units	—	1,277
Total stock-based compensation expense	$26,236	$37,626
Research and development expenses	$9,983	$14,108
General and administrative expenses	$16,253	$23,518
12.    Income Taxes
The Company had a pre-tax U.S. book loss of $149.3 million and $210.3 million for the years ended December 31, 2025 and 2024, respectively. During the twelve months ended December 31, 2025 and 2024, the Company did not record an income tax provision. The Company continues to maintain a 100% valuation allowance on total deferred tax assets as the Company believes it is more likely than not that the related deferred tax assets will not be realized.
The following table is a reconciliation of the U.S. federal statutory rate of 21.0% to our effective tax rate for the year ended December 31, 2025, in accordance with the guidance in ASU 2023-09 (in thousands, except percentages):

	Year Ended December 31,
	2025
	Amount	Percentage
US Federal Statutory Tax Rate	$(31,362)	21.0%
State taxes, net of federal tax benefit *	(205)	0.2%
Tax Credit:
R&D Credits	(5,889)	3.9%
Change in Valuation Allowance	30,182	(20.2)%
Nondeductible Items:
Stock Based Compensation	3,998	(2.7)%
Section 162(m)	1,659	(1.1)%
Permanent Items	35	—%
Worldwide changes in unrecognized tax benefits	1,582	(1.1)%
Effective income tax rate	$—	—%
* California comprised the majority of tax effect in this category

The following table is a reconciliation of the U.S. federal statutory tax rate of 21.0% to our effective tax rate for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09:

Year Ended December 31,
2024
Income tax computed at federal statutory rate	21.0%
State taxes, net of federal tax benefit	(0.6)%
General business credit—federal	3.3%
Stock-based compensation	(1.6)%
Other permanent differences	(0.2)%
Section 162(m)	(0.7)%
Change in valuation allowance	(21.2)%
Effective income tax rate	—%

Net deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$130,017	$94,882
Research and development credits	43,032	37,740
Accrued expenses	1,168	1,862
Other	779	757
Capitalized research and development	46,789	55,291
Lease liability	6,118	6,300
Stock based compensation	6,983	7,722
Total deferred tax assets	234,886	204,554
Deferred tax liabilities:
Prepaid expenses	(300)	(331)
Right of use asset	(5,038)	(5,725)
Total deferred tax liabilities	(5,338)	(6,056)
Valuation allowance	229,548	198,498
Net deferred taxes	$—	$—
Net operating losses and tax credit carryforwards were as follows (in thousands):

	December 31, 2025	Expiration Year
Net operating losses, federal (starting from January 1, 2018)	$456,433	Does not expire
Net operating losses, federal (before January 1, 2018)	$29,486	2035-2037
Net operating losses, state	$398,202	2035-2045
Tax credits, federal	$46,406	2036-2045
Tax credits, state	$10,323	Does not expire
Utilization of the net operating loss carryforwards and research credit carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code (“IRC”) and similar state provisions. Annual limitations may result in the expiration of the net operating losses and tax credit carryforwards before they are utilized. The Company performed a IRC Section 382 analysis through December 31, 2025 and does not expect any previous ownership changes to result in a limitation that will reduce the total amount of net operating loss and tax credit carryforwards disclosed that can be utilized. Subsequent ownership changes may affect the limitation in future years.

During the years ended December 31, 2025 and 2024, the Company recorded a full valuation allowance on federal and state deferred balances since management does not forecast the Company to be in a profitable position in the near future. Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2025 and 2024 related primarily to the increases in net operating loss carryforwards and research and development tax credit carryforwards and were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Valuation allowance at the beginning of the year	$198,498	$153,941
Increases recorded to income tax provision	31,050	44,557
Valuation allowance at the end of the year	$229,548	$198,498
The Company’s U.S. federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2018 through December 31, 2025. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period.
The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized. The Company's accounting policy is to include interest and penalties as a component of tax expense. During the years ended December 31, 2025 and 2024, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2025	2024
January 1	$10,239	$7,974
Additions based on tax positions related to current year	1,819	2,505
(Reductions) additions for tax positions of prior year	(168)	(240)
December 31	$11,890	$10,239
The Company did not make cash payment for income taxes in the years ended December 31, 2025 and 2024.

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

	Year Ended
	2025	2024
Revenue	$—	$—
Operating expenses:
Bexotegrast - clinical trial and outside service third party contracting costs	42,410	86,365
Employee-related expenses - research and development (excluding stock-based compensation)	31,551	35,489
General and administrative costs (excluding stock-based compensation)	30,963	35,537
Other segment items	51,449	70,974
Segment loss	156,373	228,365
Reconciliation of segment loss
Interest and other (income) expense, net	(11,416)	(21,085)
Interest expense	2,559	3,024
Loss on extinguishment of debt	1,828	—
Net loss	$149,344	$210,304
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
Legal Proceedings
From time to time, the Company may become involved in legal proceedings arising from the ordinary course of business. The Company records a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment by us is required to determine both probability and the estimated amount. Management is currently not aware of any legal matters that could have a material adverse effect on our financial position, results of operations or cash flows.
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
15.    Leases
On September 28, 2023, the Company entered into a lease agreement for premises consisting of approximately 100,904 square feet of office and laboratory space located at Oyster Point Blvd, South San Francisco, California (the "Oyster Point Lease"), which is being used as a single unified Company headquarters. The lease term of approximately seven years started in the second quarter of 2024 when the Landlord substantially completed tenant improvements, and may be extended for a period of eight years at then prevailing market rates for a comparable property. Total future lease payments are approximately $38.3 million which represent payments due for the initial term of the lease. We excluded extension options that are not reasonably certain to be exercised from our lease terms. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease term. Additionally, the Company provided a letter of credit to the Landlord in the amount of $1.4 million in connection with the Oyster Point Lease, which is classified as restricted cash as of December 31, 2025.
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
The undiscounted future non-cancellable lease payments of the Company's operating lease liability as of December 31, 2025 were as follows (in thousands):

Year ending December 31:	Operating Leases
2026	$4,075
2027	5,898
2028	7,467
2029	8,128
Thereafter	12,692
Total undiscounted lease payments	38,260
Less: Present value discount	(9,155)
Total discounted lease payments	29,105
Total current operating lease liabilities	1,447
Total non-current operating lease liabilities	27,658
Total lease liability	$29,105
The weighted-average remaining lease terms and discount rates related to the Company's operating leases were as follows:

	As of December 31,
	2025	2024
Weighted-average remaining lease term (in years)	5.0	6.4
Weighted-average discount rate	9.3%	9.3%
Variable lease costs comprise primarily of the Company's proportionate share of operating expenses, property taxes, and insurance. Short-term lease expense and variable lease payments recorded in operating expenses were immaterial for the years ended December 31, 2025 and 2024. Lease expenses are as follows (in thousands)

	As of December 31,
	2025	2024
Operating lease costs	$6,022	$5,756
Other variable costs	1,945	1,428
Total expense	$7,967	$7,184
16. Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of $1.3 million, and $1.0 million during the years ended December 31, 2025, and 2024, respectively.

17. Restructuring of Operations
On May 1, 2025, we announced a reduction in workforce that impacted approximately 45% of our then-current employees. This restructuring plan amounted to $3.8 million inclusive of severance, retention bonus and COBRA payment, and was completed and settled in cash as of December 31, 2025. $2.8 million was recorded to research and development expenses and $1.0 million was recorded to general and administrative expenses for the year ended December 31, 2025.
In December 2025, we initiated an additional restructuring plan totaling $2.5 million. The restructuring plan was completed on December 15, 2025 and the entire cost, consisting of severance and a benefits continuation payment was accrued within Accrued Compensation and Benefits as of December 31, 2025. $2.2 million was recorded to research and development expenses and $0.3 million was recorded to general and administrative expenses for the year ended December 31, 2025.
18. Net Loss Per Share Attributable to Common Stockholders
The following common share equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	Year Ended December 31,
	2025	2024
Options to purchase common stock	7,456,066	8,300,804
Restricted stock units	858,247	932,634
Total	8,314,313	9,233,438

19. Subsequent Event
On March 3, 2026, the Company entered into an Amendment to Stockholder Rights Agreement to extend the expiration time of the Rights for one year from March 11, 2026 to March 11, 2027, unless the Rights are earlier redeemed, exchanged, or terminated in accordance with the terms and conditions of the Rights Agreement.
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
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
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
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our company. There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Rule 10b5-1 Trading Arrangements
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item will be set forth in our Proxy Statement for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference. Information required by this item regarding compliance with Section 16(a) of the Exchange Act will be set forth in our Proxy Statement and is incorporated herein by reference.
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
3.Exhibits. The following is a list of exhibits filed with this Annual Report or incorporated herein by reference:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	File Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	10-Q	001-39303	3.1	August 11, 2020
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-39303	3.1	June 9, 2025
3.3	Third Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-39303	3.1	September 27, 2024
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock	8-K	001-39303	3.1	March 13, 2025
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	333-238146	4.1	May 26, 2020
4.2	Description of the Registrant’s Securities					X
4.3	Stockholder Rights Agreement, dated as of March 12, 2025, by and between the Company and Computershare Trust Company, N.A., as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto)	8-A	001-39303	4.1	March 13, 2025
4.4	Amendment to Stockholder Rights Agreement, dated as of March 3, 2026, by and between the Company and Computershare Trust Company, N.A., as rights agent	8-K	001-39303	4.2	March 3, 2026
10.1#	2020 Stock Option and Incentive Plan and forms of award agreement.	S-1/A	333-238146	10.2	May 26, 2020
10.2#	2015 Equity Incentive Plan and forms of award agreements thereunder.	S-1	333-238146	10.1	May 11, 2020
10.3#	2020 Employee Stock Purchase Plan.	S-1/A	333-238146	10.3	May 26, 2020
10.4#	Senior Executive Cash Incentive Bonus Plan.	S-1	333-238146	10.4	May 11, 2020
10.5#	Executive Severance Plan.	S-1	333-238146	10.7	May 11, 2020
10.6#	Offer Letter, by and between the Registrant and Keith Cummings, M.D., MBA, dated November 29, 2018.	S-1	333-238146	10.10	May 11, 2020
10.7#	Offer Letter, by and between the Registrant and Bernard Coulie, M.D., Ph.D., dated October 12, 2015.	S-1	333-238146	10.8	May 11, 2020
10.8#	Offer Letter, by and between the Registrant and Lily Cheung, dated December 21, 2022.	10-K	001-39303	10.21	March 9, 2023

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	File Herewith
10.9#	Offer Letter, by and between the Registrant and Minnie Kuo, dated August 23, 2023					X
10.10#	Separation Agreement and General Release of Claims, by and between the Registrant and Eric Lefebvre, effective January 9, 2026.					X
10.11#	Consulting Agreement, by and between the Registrant and Eric Lefebvre, dated December 16, 2025					X
10.12#	Form of Indemnification Agreement, by and between the Registrant and each of its directors and certain officers.	S-1	333-238146	10.13	May 11, 2020
10.13#	2022 Inducement Plan dated September 14, 2022.	10-K	001-39303	10.14	March 3, 2025
10.14#	Lease Agreement by and between the Registrant and HCP BTC, LLC, dated September 28, 2023.	8-K	001-39303	10.1	October 23, 2023
10.15#	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-39303	10.1	May 8, 2025
10.16#	Form of Retention Agreement	10-Q	001-39303	10.1	August 7, 2025
19.1	Insider Trading Policy					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97	Clawback Policy	10-K	001-39303	97	February 27, 2024
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Document					X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	File Herewith
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
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
Date: March 11, 2026

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

Name	Title	Date

/s/ Bernard Coulie	President, Chief Executive Officer and Director	March 11, 2026
Bernard Coulie, M.D., Ph.D.	Principal Executive Officer

/s/ Keith Cummings	Chief Financial Officer	March 11, 2026
Keith Cummings, M.D., M.B.A.	Principal Financial Officer

/s/ Hoyoung Huh	Chairman of the Board, Director	March 11, 2026
Hoyoung Huh, M.D., Ph.D.

/s/ Suzanne Bruhn	Director	March 11, 2026
Suzanne Bruhn, Ph.D.

/s/ Darren Cline	Director	March 11, 2026
Darren Cline, M.B.A.

/s/ David Pyott	Director	March 11, 2026
David Pyott, M.A, M.B.A.
/s/ Gayle Crowell	Director	March 11, 2026
Gayle Crowell

/s/ John Curnutte	Director	March 11, 2026
John Curnutte, M.D., Ph.D

/s/ Katharine Knobil	Director	March 11, 2026
Katharine Knobil, M.D.

/s/ Thomas McCourt	Director	March 11, 2026
Thomas McCourt

/s/Steve Krognes	Director	March 11, 2026
Steve Krognes, M.B.A.