Form 10-Q
period 2026-03-31
PLIANT THERAPEUTICS, INC.
filed 2026-05-11
CIK 1746473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2026, the registrant had 61,920,249 shares of common stock, $0.0001 par value per share, outstanding.

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
•The success, cost and timing of our product development activities, including preclinical studies and clinical trials of our product candidates;
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

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS
Our business involves significant risks, some of which are summarized below. The summary risk factors listed below should be read together with the text of the full risk factors discussed in the section entitled "Risk Factors" included under Part II, Item 1A in this Report. You should carefully consider the risks described below, as well as the other information in this Report, including our financial statements and the related notes and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Part II, Item 2 in this Report, as well as in other documents that we file with the Securities and Exchange Commission, or the SEC. The occurrence of any of the events or developments described in this Report could have a material adverse effect on our business, financial condition, results of operations, growth prospects and stock price. In such an event, the market price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.
Risks Related to Our Financial Position, Operations and Need for Additional Capital
•We have incurred significant net losses since inception, and we expect to continue to incur significant net losses for the foreseeable future.
•Our pursuit of internal and external opportunities may not deliver the benefits we expect or enhance stockholder value.
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
•Our future collaborators may assert ownership or commercial rights to inventions they develop from research we support, or that we develop from our use of the tissue samples or other biological materials that they provide to us, or otherwise arising from such collaboration.

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Pliant Therapeutics, Inc.
Condensed Balance Sheets
(Unaudited)
(In thousands, except number of shares and per share amounts)

	March 31, 2026	*December 31, 2025
Assets
Current assets
Cash and cash equivalents	$22,190	$45,445
Short-term investments	148,702	145,499
Prepaid expenses and other current assets (Note 5)	3,132	4,464
Property and equipment held for sale (Note 4)	906	1,040
Total current assets	174,930	196,448
Property and equipment, net (Note 4)	2,664	2,940
Operating lease right-of-use assets (Note 15)	23,131	23,966
Restricted cash	1,482	1,482
Other non-current assets	389	392
Total assets	$202,596	$225,228
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$362	$480
Accrued research and development	4,141	4,804
Accrued liabilities (Note 6)	4,143	9,634
Operating lease liabilities, current (Note 15)	1,713	1,447
Total current liabilities	10,359	16,365
Operating lease liabilities, non-current (Note 15)	27,071	27,658
Long-term debt (Note 7)	—	—
Total liabilities	37,430	44,023
Commitments and Contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025, 300,000 shares designated as Series A Junior Participating Preferred Stock at March 31, 2026 and December 31, 2025; and none issued or outstanding at March 31, 2026 and December 31, 2025 (Note 8 and 10)	—	—
Common stock, $0.0001 par value per share; 300,000,000 shares authorized at March 31, 2026 and December 31, 2025; and 61,914,569 and 61,449,290 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively; (Note 9)	6	6
Additional paid-in capital	1,044,937	1,040,610
Accumulated deficit	(879,436)	(859,396)
Accumulated other comprehensive loss	(341)	(15)
Total stockholders’ equity	165,166	181,205
Total liabilities and stockholders’ equity	$202,596	$225,228
The accompanying notes are an integral part of these condensed financial statements

Pliant Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except number of shares and per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$(13,584)	$(43,436)
General and administrative	(8,188)	(15,499)
Total operating expenses	(21,772)	(58,935)
Loss from operations	(21,772)	(58,935)
Interest and other income (expense), net	1,732	3,568
Interest expense	—	(799)
Net loss	$(20,040)	$(56,166)
Net loss per share - basic and diluted	$(0.32)	$(0.92)
Shares used in computing net loss per share - basic and diluted	61,803,467	61,222,676
Comprehensive loss:
Net loss	$(20,040)	$(56,166)
Net unrealized (loss) on short-term investments	(326)	(162)
Total other comprehensive (loss)	(326)	(162)
Comprehensive loss	$(20,366)	$(56,328)
The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except number of shares and per share amounts)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2025	61,449,290	$6	$1,040,610	$(15)	$(859,396)	$181,205
Issuance of common stock under benefit plans	465,279	—	74			74
Stock-based compensation			4,254			4,254
Net unrealized loss on short-term investments				(326)		(326)
Net loss					(20,040)	(20,040)
Balance at March 31, 2026	61,914,569	$6	$1,044,937	$(341)	$(879,436)	$165,166

The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except number of shares and per share amounts)

			Additional Paid-In Capital	Accumulated Other Comprehensive Gain/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2024	60,860,838	$6	$1,013,806	$321	$(710,052)	$304,081
Issuance of common stock under benefit plans	525,345	—	498	—	—	498
Stock-based compensation	—	—	8,913	—	—	8,913
Net unrealized loss on short-term investments	—	—	—	(162)	—	(162)
Net loss	—	—	—	—	(56,166)	(56,166)
Balance at March 31, 2025	61,386,183	$6	$1,023,217	$159	$(766,218)	$257,164

The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash flows from operating activities
Net loss	$(20,040)	$(56,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	264	448
Stock-based compensation expense	4,254	8,913
Gain on sale of property plant and equipment	(94)	—
Non-cash operating lease expense	835	813
Net amortization (accretion) on short-term investments	417	1,362
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,724	995
Other non-current assets	323	8
Accounts payable	(118)	(338)
Accrued liabilities	(6,474)	(4,808)
Operating lease liabilities	(320)	(91)
Net cash used in operating activities	(19,229)	(48,864)
Cash flows from investing activities
Purchase of short-term investments	(64,900)	(14,149)
Maturity of short-term investments	60,698	83,525
Purchase of property and equipment	—	(262)
Proceeds from sale of property, plant and equipment	102	—
Net cash (used in) provided by investing activities	(4,100)	69,114
Cash flows from financing activities
Proceeds from issuances of common stock under benefit plans	74	498
Net cash provided by financing activities	74	498
Net (decrease) increase in cash and cash equivalents	(23,255)	20,748
Cash and cash equivalents and restricted cash at beginning of period	46,927	72,670
Cash, cash equivalents and restricted cash at end of period	$23,672	$93,418
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$723
Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	$22,190	$91,936
Restricted cash	1,482	1,482
Total cash, cash equivalents, and restricted cash	$23,672	$93,418
Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued liabilities	$—	$132
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”), for interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the unaudited interim condensed financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company's financial information. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future year.
The financial information included herein should be read in conjunction with the audited financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 11, 2026 (the “2025 10-K”).
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three months ended March 31, 2026, as compared to the significant accounting policies described in Note 2 of the "Notes to the Financial Statements" in the Company's audited financial statements included in its 2025 10-K.
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
There were no assets or liabilities recorded at fair value to the condensed balance sheets using Level 3 inputs as of March 31, 2026 and as of December 31, 2025.
The following tables show the Company’s short-term investments and cash equivalents by significant investment category as of March 31, 2026 and December 31, 2025 (in thousands):

		As of March 31, 2026				As of December 31, 2025
		Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Money Market Funds	Level 1	$13,747	$—	$—	$13,747	$24,811	$—	$—	$24,811
U.S. Treasury securities	Level 2	19,109	—	(65)	19,044	8,064	2	(1)	8,065
U.S. Government agency securities	Level 2	3,010	—	(5)	3,005	1,001	—	—	1,001
Corporate debt securities	Level 2	126,925	—	(272)	126,653	139,941	26	(42)	139,925
Total financial assets		$162,791	$—	$(342)	$162,449	$173,817	$28	$(43)	$173,802

	As of March 31, 2026				As of December 31, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Classified as:
Cash equivalents	$13,747	$—	$—	$13,747	$28,303	$—	$—	$28,303
Short-term investments	149,044	—	(342)	148,702	145,514	28	(43)	145,499
Total	$162,791	$—	$(342)	$162,449	$173,817	$28	$(43)	$173,802
There were no liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025. The Company evaluates transfers between levels at the end of each reporting period and there have been no transfers between fair value measurement levels during the three months ended March 31, 2026. In addition, there were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2026 and December 31, 2025.
The Company records interest income, accretion income and amortization expense on short-term investments to interest and other income (expense), net in its condensed statement of operations and comprehensive loss.

4. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Laboratory equipment	$7,857	$8,563
Leasehold improvements	2,156	2,156
Furniture and fixtures	1,832	1,832
Computer equipment and software	1,105	1,105
Construction-in-progress	153	153
Total property and equipment, gross	13,103	13,809
Less: Accumulated depreciation	(10,439)	(10,869)
Total property and equipment, net	$2,664	$2,940
Depreciation expense was $0.3 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively.
In the fourth quarter of 2025, the Company committed to a plan to sell certain laboratory equipment that was no longer required following the restructuring of operations initiated May 1, 2025. Management determined that the assets met the criteria for classification as held for sale in accordance with ASC 360, "Property, Plant and Equipment."
The Company intended to divest these assets as part of their strategic realignment of resources, focusing on the development of PLN-101095 and the drug discovery platform. The assets were measured at the lower of their carrying value or fair value less cost to sell, and reclassified to "Property and equipment held for sale" within current assets on the Balance Sheets as of December 31, 2025. Depreciation ceased to be recognized on the assets after the date of its held-for-sale classification.
Laboratory equipment held for sale: (in thousands):

	As of March 31, 2026	As of December 31, 2025
Laboratory equipment held for sale	906	1,040
Total property and equipment held for sale	906	1,040

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Prepaid licenses	$648	$763
Interest receivable	914	823
Prepaid research and development	873	2,114
Prepaid insurance	440	672
Other	257	92
Total prepaid expenses and other current assets	$3,132	$4,464
6. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Accrued compensation and benefits	$2,291	$8,298
Other accrued liabilities	1,851	1,336
Total accrued liabilities	$4,143	$9,634

Accrued compensation and benefits consist primarily of accrued bonuses and accrued vacation. As of December 31, 2025, the amount also included accrued severance costs of $2.5 million.
7. Long-term Debt
In March 2024 we entered into an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Oxford Finance LLC (“Oxford”) to borrow a series of term loans up to an aggregate principal amount of $150.0 million. Pursuant to the Amended Loan Agreement, we drew an initial term loan of $30.0 million, inclusive of $10.0 million in principal amount previously outstanding under the initial Oxford Loan Agreement executed in May 2022.
In October 2025, we made a full voluntary prepayment of $32.4 million to extinguish outstanding term loans. Upon prepayment, the term loans, related security interests, and all other obligations, covenants, debts and liabilities under the Amended Loan Agreement were satisfied and discharged in full.
There was no debt outstanding nor interest expense incurred during the three months ended March 31, 2026. Interest expense for the three months ended March 31, 2025 was $0.8 million.

8. Preferred Stock
Under the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue two classes of shares: preferred stock and common stock. The preferred stock may be issued in series, and the Company’s board of directors is authorized to determine the rights, preferences, and terms of each series. These rights, preferences and terms could include dividend rights, conversion rights, voting rights, terms of redemptions, liquidation preferences and sinking fund terms. As of March 31, 2026 and December 31, 2025, the Company was authorized to issue 10,000,000 shares of preferred stock and there was no outstanding preferred stock as of March 31, 2026 and December 31, 2025.
9. Common Stock
As of March 31, 2026 and December 31, 2025, the Company was authorized to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. The Common Stock has the following rights and privileges:
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
Shares reserved for future issuance

	As of March 31, 2026	As of December 31, 2025
Outstanding stock option awards	11,368,230	7,456,066
Vesting of RSUs	557,456	858,247
Shares of common stock available for future grants under the 2020 Stock Option and Incentive Plan	6,893,636	7,832,167
Shares of common stock available for future issuance under the 2020 Employee Stock Purchase Plan	1,626,484	1,692,136
Shares of common stock available for future grants under the 2022 Inducement Plan	1,425,000	1,425,000
Total shares reserved for future issuance	21,870,806	19,263,616
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
In 2022, the board of directors adopted the 2022 Inducement Plan (the “2022 Plan”), under which the Company may grant nonqualified stock options or other awards including stock appreciation rights and restricted stock awards.
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
The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for stock option awards with the following assumptions:

	Three Months Ended March 31,
	2026	2025
Expected volatility	87.39%	86.82% - 86.99%
Risk-free interest rate	3.91%	4.11% - 4.45%
Expected dividend	—	—
Expected term (in years)	5.99	5.99 - 6.08
Underlying common stock fair value	$1.30	$1.54 - $12.63

A summary of option activity under the 2015 Plan, 2020 Plan and 2022 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	7,456,066	$15.28	5.60	$—
Granted	4,642,500	$1.30
Exercised	—	$—
Forfeited	(730,336)	$15.85
Outstanding as of March 31, 2026	11,368,230	$9.53	7.51	$—
Exercisable as of March 31, 2026	5,178,672	$15.17	5.55	$—
Vested and expected to vest as of March 31, 2026	11,368,230	$9.53	7.51	$—

As of March 31, 2026, there were $20.0 million of unrecognized compensation costs that are expected to be recognized over the weighted-average period of 3.28 years related to stock options. Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of March 31, 2026.
Restricted Stock Units
The service-based condition for restricted stock units (“RSUs”) is generally satisfied over three years.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2025	858,247	$16.04
Granted	107,751	$1.30
Released	(399,627)	$20.20
Forfeited	(8,915)	$7.96
Unvested and outstanding as of March 31, 2026	557,456	$10.33
As of March 31, 2026, the Company had $4.7 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 1.96 years.
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
Under the 2020 ESPP, eligible employees may purchase shares of our common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The 2020 ESPP provides for a six-month offering period. At the end of the purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of the fair market value at the beginning of the offering period or 85% of the fair market value at the end of the purchase period, subject to tax limitations on the total value of the purchase. The 2020 ESPP is considered a compensatory plan, and the Company recorded $29.8 thousand and $19.3 thousand in stock-based compensation expense for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and 2025, 65,652 and 149,987 shares of common stock were issued, respectively, under the 2020 ESPP with 1,626,484 shares remaining available for issuance as of March 31, 2026. The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for the 2020 ESPP with the following assumptions:

	Three Months Ended March 31,
	2026	2025
Expected volatility	62.35%	209.54%
Risk-free interest rate	3.68%	4.31%
Expected dividend	—	—
Expected term (in years)	0.50	0.50

Stock-Based Compensation Expense
The following table presents the components and classification of stock-based compensation expense for the Company’s stock-based awards for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock options and ESPP	$3,128	$5,961
Restricted stock units	1,126	2,951
Total stock-based compensation expense	$4,254	$8,912
Research and development expenses	$1,727	$3,702
General and administrative expenses	$2,527	$5,210
12. Income Taxes
For the three months ended March 31, 2026 and 2025, the Company did not record an income tax provision. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax asset will not be realized. As a result, the Company’s effective tax rate will remain at 0% because there are no estimated or discrete items that would impact the tax provision.
The One Big Beautiful Bill Act (“OBBBA”), enacted on July 4, 2025, introduced Internal Revenue Code (“IRC”) Section 174A, which permits the full expensing of domestic research and experimental (“R&E”) expenditures incurred in taxable years beginning after December 31, 2024. For domestic R&E expenditures incurred prior to January 1, 2025, the Company has elected to continue amortizing the remaining balances over their existing five-year periods as permitted by Rev. Proc. 2025-28.

For the three months ended March 31, 2026, the full expensing of current domestic R&E costs resulted in an increase in net operating loss carryforwards. However, because the Company maintains a full valuation allowance against its deferred tax assets, these changes had no impact on the effective tax rate.
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
Our CODM is regularly provided with more detailed expense information than what is included in our Statement of Operations and Comprehensive Loss. Following our decision to discontinue development of bexotegrast, we re-prioritized development of programs formerly included in "other segment items" below. Beginning in the first quarter of 2026, significant segment expense includes the re-priortized pipeline within "Program expense - clinical trial and third party contracting costs". Prior period amounts have been reclassified to conform to current year presentation.
The table below shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM reflecting the changes made by the company's re-priortized pipeline, as computed under U.S. GAAP, to the Company’s total net loss in the statements of operations (in thousands).

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Program expense including clinical trial and third party contracting costs	$5,585	$1,436
Bexotegrast - clinical trial and third party contracting costs	(777)	21,589
Employee-related expenses - research and development (excluding stock-based compensation)	3,537	10,486
General and administrative costs (excluding stock-based compensation)	5,661	10,289
Other segment items	7,766	15,135
Segment loss	21,772	58,935
Reconciliation of segment loss
Interest and other (income) expense, net	(1,732)	(3,568)
Interest expense	—	799
Net loss	$20,040	$56,166
Other segment items include total stock-based compensation and research and development costs not directly associated with active, prioritized pipeline programs and other non-program costs (excluding employee-related expenses).
14. Commitments and Contingencies
Purchase Commitments
The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancellable on 30 days’ notice and the obligations under these contracts are largely based on services performed.

15. Leases
On September 28, 2023, the Company entered into a lease agreement with HCP BTC, LLC, a Delaware limited liability company (“the Landlord”) for premises consisting of approximately 100,904 square feet of office and laboratory space located at Oyster Point Blvd, South San Francisco, California (the “Oyster Point Lease”), which is being used as a single unified Company headquarters. The lease term of approximately seven years started in the second quarter of 2024 when the Landlord substantially completed tenant improvements and may be extended for a period of eight years at the then prevailing market rates for a comparable property. Future lease payments are approximately $37.3 million which represent the non-cancellable periods of the lease. We excluded extension options that are not reasonably certain to be exercised from our lease terms. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease term. Our lease agreement provides us the right to sublet the premises, subject to approval by the Landlord. Additionally, the Company provided a letter of credit to the Landlord in the amount of $1.4 million in connection with the Oyster Point Lease, which is classified as restricted cash as of March 31, 2026.
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
The undiscounted future non-cancellable lease payments of the Company's operating lease liability as of March 31, 2026 were as follows (in thousands):

Operating Lease
2026 (remainder of the year)	3,084
2027	5,897
2028	7,467
2029 and thereafter	20,821
Total undiscounted lease payments	$37,269
Less: Present value discount	(8,485)
Total discounted lease payments	$28,784
Total current operating lease liabilities	$1,713
Total non-current operating lease liabilities	$27,071
Total lease liability	$28,784
The weighted-average remaining lease terms and discount rates related to the Company's operating leases were as follows:

	Three Months Ended March 31,
	2026	2025
Weighted-average remaining lease term (in years)	5.0	6.0
Weighted-average discount rate	9.3%	9.3%
Variable lease costs comprise primarily of the Company's proportionate share of operating expenses, property taxes, and insurance. Short-term lease expense and variable lease payments recorded in operating expenses were immaterial for the three months ended March 31, 2026 and 2025. Lease expenses for each of the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease costs	$1,506	$1,506
Other variable costs	500	430
Total expense	$2,006	$1,936

16. Defined Contribution Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of and $0.4 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.
17. Net Loss Per Share Attributable to Common Stockholders
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	11,368,230	10,028,579
Restricted stock units	557,456	1,347,160
Total	11,925,686	11,375,739
18. Restructuring of Operations
On May 1, 2025, we announced a reduction in workforce that impacted approximately 45% of our then-current employees. The restructuring plan was completed in the third quarter of 2025 and amounted to $3.8 million.
In December 2025, we initiated an additional restructuring plan totaling $2.5 million. The restructuring plan was completed on December 15, 2025 and the entire cost, consisting of severance and a benefits continuation payment was accrued within Accrued Compensation and Benefits as of December 31, 2025 and settled in cash during the three months ended March 31, 2026.
19. Subsequent Events
On April 15, 2026, upon the recommendation of its Compensation Committee, the Board approved an option repricing (the “Repricing”), effective as of April 17, 2026 (the “Effective Date”). The Repricing was undertaken in accordance with, and as permitted by, the Company’s 2015 Plan, 2020 Plan, and 2022 Plan. Pursuant to the Repricing, effective as of the Effective Date, all outstanding options granted on or before March 1, 2025 pursuant to the 2015 Plan, the 2020 Plan, or the 2022 Plan that are held by employees as of the Effective Date, including the Company’s executive officers were repriced to $1.33 per share, the closing price per share of the Company’s common stock on the Effective Date.
In order to exercise the repriced options at the $1.33 per share exercise price, employees are required to remain in service with the Company through the Retention Period, which begins on the Effective Date and ends on the earliest of the following: (i) either the 18-month anniversary following the Effective Date if the employee is a member of the Company’s executive leadership team, or the 12-month anniversary following the Effective Date for all other employees; (ii) the consummation of a Corporate Transaction (as defined by the 2015 Plan); (iii) the consummation of a Sale Event (as defined by the 2020 Plan and 2022 Plan); and (iv) the employee’s (a) termination by the Company without cause (as defined in the Eligible Participant’s applicable severance plan) or due to a reduction in force, (b) death or termination due to disability, or (c) if the employee is a Vice President or above, resignation from service for good reason (as defined in the Eligible Participant’s applicable severance plan).
The repriced options will be subject to the original exercise price that was in effect immediately prior to the Effective Date if the employee (i) is terminated by the Company for cause (as defined in the Eligible Participant’s applicable severance plan); (ii) resigns from the Company prior to the end of the applicable Retention Period, except for good reason (as defined in the Eligible Participant’s applicable severance plan) if the employee is a Vice President or above; or (iii) elects to exercise the repriced options prior to the end of the applicable Retention Period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Report, as well as our audited financial statements and related notes included in our 2025 10-K. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intention, beliefs and projections. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A of this Report and under Part I, Item 1A of our 2025 10-K. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.
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
Since inception, we have had significant operating losses. Our net loss was $20.0 million and $56.2 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $879.4 million and cash, cash equivalents, and short-term investments of $172.4 million. We expect to continue to incur net losses for the foreseeable future as we:
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
First Quarter and Recent Developments
Oncology Program
•FORTIFY, a Phase 1b indication expansion trial, enrolling and dosing patients. In April, the Company announced the dosing of its first participant in the FORTIFY Phase 1b indication expansion trial. The Phase 1b open-label, single dose trial will enroll three cohorts of patients including NSCLC, clear cell renal cell carcinoma and a subset of tumors with high tumor mutational burden. Tumor selection was based on data from the Phase 1 trial, as well as strong mechanistic rationale for integrin inhibition. Patients will be treated for 14 days with PLN-101095 dosed at 1,000 mg twice daily as monotherapy, after which pembrolizumab will be added as combination therapy. Enrollment is underway with interim data expected in 2027.
•Oral presentation at AACR of updated Phase 1 data from PLN-101095 highlighted deepening of confirmed responses. In April, at the Clinical Trials Mini Symposium of the American Association for Cancer Research (AACR) 2026 Annual Meeting, the Company announced positive updated data from its Phase 1 trial of PLN-101095. Results showed that, in a heavily pretreated patient population, PLN-101095 demonstrated anti-tumor activity in combination with pembrolizumab, an FDA-approved ICI. One confirmed overall complete response, two confirmed overall partial responses, including one patient with a complete response of baseline target lesions, and one unconfirmed partial response were reported. These clinical responses were observed in patients with cholangiocarcinoma, non-small cell lung cancer (NSCLC), melanoma and head and neck squamous cell carcinoma, respectively. All responding patients showed large increases in plasma interferon gamma (IFN-γ) after 14 days of monotherapy with PLN-101095 prior to the addition of pembrolizumab. At Week 10, all responders maintained more than a 2-fold increase in IFN-γ. No non-responders showed meaningful increases in plasma IFN- γ. PLN-101095 was generally well tolerated across all doses tested. IFN-γ is known to play a multifaceted role in modulating anti-tumor immunity, with increased tumor expression levels having previously been linked with better outcomes from immune checkpoint blockade. In addition to IFN- γ increases, all responding patients showed elevated plasma PD-L1 levels, known to be induced by increased IFN-γ and a predictor of an improved ICI response. Additionally, PLN-101095 was spotlighted as a novel immunotherapy approach as part of AACR’s 2026 Annual Meeting Highlights Plenary Session.
Integrin-Targeted Delivery Platform
•Utilizing cell-specific integrin receptors, Pliant has developed a platform to deliver drug payloads, including siRNAs, to selective tissue types. Current programs are focused on delivering siRNAs to skeletal muscle cells and other tissues. Preclinical proof-of-concept studies are currently ongoing. The Company believes this integrin-targeting drug-delivery platform has the potential for broad applicability across multiple disease areas utilizing a variety of drug payloads.
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
The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change
Employee related expenses	$5,264	$14,188	$(8,924)
Outside and consulting services for preclinical studies and research and development activities by third-party contract organizations	1,087	3,912	(2,825)
Clinical trials expenses	4,533	20,061	(15,528)
Depreciation of lab equipment and costs of equipment and supplies	553	1,393	(840)
Facilities expenses	1,405	1,877	(472)
Other expenses and other allocations	742	2,005	(1,263)
Total research and development expenses	$13,584	$43,436	$(29,852)
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

Following the discontinuation of bexotegrast development, our current quarter results are reflective of the re-prioritized development pipeline and research and development expenses should be relatively consistent in the near term, increasing commensurate with the progress of our phase 1b trial. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
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
Interest Expense
Our interest expense was derived from a term loan executed under the Amended Loan Agreement with Oxford Finance LLC that was terminated in October 2025.

Financial Operations Overview
Comparison of the three months ended March 31, 2026 and 2025 (in thousands)

	Three Months Ended March 31,
	2026	2025	$ Change
Operating expenses:
Research and development	$(13,584)	$(43,436)	$29,852
General and administrative	(8,188)	(15,499)	7,311
Total operating expenses	(21,772)	(58,935)	37,163
Loss from operations	(21,772)	(58,935)	37,163
Interest and other income (expense), net	1,732	3,568	(1,836)
Interest expense	—	(799)	799
Net loss	$(20,040)	$(56,166)	$36,126
Research and development expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change
Program-specific external expenses:
Program expense including clinical trial and third party contracting costs	$5,585	$1,436	$4,149
Bexotegrast - clinical trial and third party contracting costs	(777)	21,589	$(22,366)
R&D non-program spend	812	948	$(136)
Total program-specific external expenses	5,620	23,973	$(18,353)
Unallocated internal expenses
Employee-related expenses	5,264	14,188	$(8,924)
Depreciation of lab equipment and costs of equipment and supplies	553	1,393	$(840)
Facilities expenses	1,405	1,877	$(472)
Other expenses and other allocations	742	2,005	$(1,263)
Total unallocated internal expenses	7,964	19,463	$(11,499)
Total research and development expenses	$13,584	$43,436	$(29,852)
Research and development expenses for the three months ended March 31, 2026 decreased $29.9 million, primarily due to discontinuing development of bexotegrast in IPF and lower employee-related expenses, driven by a reduction in headcount resulting from our 2025 restructuring activities.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2026 decreased $7.3 million, primarily due to a decrease in employee related costs driven by reduced headcount resulting from our 2025 restructuring activities.
Interest and Other Income (Expense), Net
Interest and other income (expense), net decreased $1.8 million due to lower investment balances due to continued funding of operating activities.
Interest Expense
Interest expense for the three months ended March 31, 2026 decreased $0.8 million due to full repayment of the Amended Loan Agreement in 2025.

Liquidity and Capital Resources
Overview
As of March 31, 2026, we had $172.4 million of cash, cash equivalents and short-term investments. Our short-term investments consist of U.S. Treasury securities, U.S. Government agency securities and highly rated, investment-grade corporate debt securities.
On March 30, 2026 we entered into a Sales Agreement with Leerink Partners LLC (the "Leerink Sales Agreement"), as sales agent, pursuant to which we may issue and sell shares of common stock in an "at-the-market" offering. On March 30, 2026 we filed a registration statement on Form S-3 (File No. 333-294737) which included an "at the market offering" prospectus covering the offering, issuance and sale of up to $50.0 million of common stock under the Leerink Sales Agreement and a base prospectus registering the offer and sale of up to $300.0 million of debt securities, common stock, preferred stock, units and/or warrants. As of the date of this Report, we have not issued any shares pursuant to any at-the-market offerings, including pursuant to the Leerink Sales Agreement, but may do so at a future date.
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
Cash Flows
Comparison of the three months ended March 31, 2026 and 2025
The following summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(19,229)	$(48,864)
Net cash (used in) provided by investing activities	(4,100)	69,114
Net cash provided by financing activities	74	498
Net increase in cash and cash equivalents	$(23,255)	$20,748
Cash Used in Operating Activities
Net cash used in operating activities decreased $29.6 million, primarily due to the discontinuation of the BEACON-IPF study in 2025 and the related restructuring of operations that reduced workforce and refocused development efforts toward PLN-101095, which is in an earlier, less capital-intensive phase of development.
Cash Used in Investing Activities
Net cash used in investing activities was $4.1 million compared to net cash provided by investing activities of $69.1 million. The $73.2 million change compared to the same period of the prior year was driven by purchases of marketable securities exceeding maturities during the three months ended March 31, 2026.
Cash Provided by Financing Activities
Net cash provided by financing activities decreased $0.4 million, as lower headcount and a decreased stock price yielded smaller proceeds associated with our Employee Stock Purchase Plan during the three months ended March 31, 2026.
Contractual Obligations and Other Commitments
At March 31, 2026, we have a non-cancelable operating lease for office and laboratory space through March 31, 2031. Refer to Note 14 and Note 15 to our financial statements appearing elsewhere in this Report for a discussion of material obligations and commitments.
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
There have been no material changes to our critical accounting policies and estimates from those described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 10-K.
Recent Accounting Pronouncements
See Note 2 to the Notes to Condensed Unaudited Financial Statements of this Report for more information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash and cash equivalents, restricted cash and short-term investments of $172.4 million as of March 31, 2026 which consisted of bank deposits, highly liquid money market funds and short-term investments in U.S. treasury securities, U.S. government agency securities and corporate debt securities. Due to the short-term maturities of our cash equivalents and short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2026, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Our business faces significant risks. If any of the events or circumstances described in the following risks actually occurs, our business may suffer, the trading price of our common stock could decline and our financial condition or results of operations could be harmed. These risks should be read in conjunction with the other information set forth in this Report. The risks and uncertainties described below are not the only ones we face. There may be additional risks faced by our business. Other events that we do not currently anticipate or that we currently deem immaterial may also adversely affect our financial condition or results of operations. In addition, we cannot assure investors that our assumptions and expectations will provide to be correct. Important factors could cause our actual results to differ materially from those expressed or implied by forward-looking statements. See "Special Note Regarding Forward-Looking Statements" elsewhere in this Report.
RISK FACTORS
Risks Related to Our Financial Position, Operations and Need for Additional Capital
We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future.
We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing and our prior collaboration with Novartis Institute for Biomedical Research, Inc. ("Novartis"). We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss was $20.0 million and $56.2 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $879.4 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be at least several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to further develop and, if approved, market additional potential product candidates.
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
Our pursuit of internal and external opportunities may not deliver the benefits we expect or enhance stockholder value.
Following the discontinuation of our BEACON-IPF Phase 2b trial, we have evaluated and are continuing to evaluate a broad range of opportunities designed to create stockholder value. There can be no assurance regarding the results or outcome of any opportunities we may pursue. It is possible that we may not identify or pursue opportunities, that such opportunities pursued may not be attractive, or that such opportunities may not ultimately be consummated. Further, any strategic transaction or other opportunity that is consummated ultimately may not deliver the benefits we expect or enhance stockholder value.
We will require substantial additional capital to fund our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs, future commercialization efforts or other operations.
Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. We expect to incur significant expenses in connection with our ongoing activities, particularly as we conduct clinical trials of PLN-101095 and any future product candidates that we may develop, seek regulatory approvals for our product candidates and launch and commercialize any products for which we receive regulatory approval. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations, and such funding may be more difficult to obtain given the early stages of our current programs as well as financial, economic and market conditions and other factors, over which we may have limited or no control. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, or eliminate one or more of our research and drug development programs or future commercialization efforts.
As of March 31, 2026, we had approximately $172.4 million in cash, cash equivalents, restricted cash and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses and capital expenditure requirements for the next 12 months and beyond. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of PLN-101095 and any other programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates;
•the clinical development plans we establish for product candidates;
•the timelines of our clinical trials and the overall costs to conduct and complete the clinical trials, including any increased costs due to disruptions caused by marketplace conditions, including the effects of health epidemics and pandemics or other geopolitical conditions, such as recent military actions against Iran;
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
We have previously borrowed and may in the future borrow additional capital from institutional and commercial banking sources to fund future growth or potentially pursuant to new arrangements with different lenders. In addition, we have sought and expect to continue to opportunistically seek access to the equity capital markets to support our development efforts and operations. However, we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also may be required to seek collaborators for any of our product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Market volatility resulting from challenging financial markets factors, including the effects of health epidemics and pandemics could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.
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
We have no products approved for commercial sale and have not generated any revenue from product sales to date. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of our product candidates and our technology related to transforming growth factor beta, or TGF-β, signaling and integrin biology, medicinal chemistry, translational screening technologies, and clinical insights to discover and develop integrin-based therapeutics. Our approach to the discovery and development of product candidates is unproven, and we do not know whether we will be able to develop any products of commercial value. We have not yet demonstrated the ability to progress any product candidate through clinical trials, obtain regulatory approval, manufacture a product at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields. Consequently, we expect our operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products.
Our business is highly dependent on the success of the product candidates that we advance into the clinic. PLN-101095, our lead program, and our other product candidates will require significant additional development before we may be able to seek regulatory approval for and commercially launch a product.
We are currently conducting a Phase 1 clinical trial of PLN-101095 in solid tumors. We have no products that are approved for commercial sale and may never be able to develop marketable products. If PLN-101095 or any of our other product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. For example, in March 2025, we announced that we were discontinuing the BEACON-IPF Phase 2b trial following a prespecified data review and recommendation by the trial’s independent data safety monitoring board, or DSMB, as well as a secondary review and recommendation by an outside expert panel. Subsequently, in June 2025, we announced that we were discontinuing the development of bexotegrast in idiopathic pulmonary fibrosis, or IPF.
Before we can generate any revenue from sales of PLN-101095 or any of our other product candidates, we must undergo additional preclinical and clinical development and regulatory review and obtain marketing approval in one or more jurisdictions. In addition, if one or more of our product candidates are approved, we must ensure access to sufficient commercial manufacturing capacity and conduct significant marketing efforts in connection with any commercial launch. These efforts will require substantial investment, and we may not have the financial resources to continue development of PLN-101095 or any of our other product candidates.
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
•delays in submitting investigational new drug, or IND, applications or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
•conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;
•delays in enrolling subjects in clinical trials, including due to operational challenges, competition with other clinical trials, the effects of health epidemics and pandemics or geopolitical events, such as recent military action against Iran;
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
To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, the general approach for FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. A product candidate can fail at any stage of testing, even after observing promising signals of activity in earlier preclinical studies or earlier stage clinical trials. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, in March 2025, we announced that we were discontinuing the BEACON-IPF Phase 2b trial following a prespecified data review and recommendation by the trial’s independent DSMB, as well as a secondary review and recommendation by an outside expert panel, and subsequently announced in June 2025 that we were discontinuing development of bexotegrast in IPF. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A large number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials or divergent conclusions by the FDA, other regulatory agencies, institutional review boards, or IRBs, DSMBs or others in connection with such findings.
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
•failure or inability to perform by our third-party vendors, including vendors in foreign jurisdictions such as China; and
•the proprietary rights of others and their competing products and technologies that may prevent one of our product candidates from being commercialized.
In addition, differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Further, as we rely on novel technologies including sophisticated imaging technologies to generate data relating to our clinical endpoints, there is an increased risk that we may not properly measure, analyze or interpret this data. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. Additionally, some of our trials are open label studies, where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. For example, PLN-101095 is currently being evaluated in an ongoing first-in-human Phase 1 dose-escalation open label trial where patients are either receiving PLN-101095 alone or in combination with the immunotherapy pembrolizumab. Open label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open label clinical trials are aware of when they are receiving treatment. In addition, open label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Therefore, it is possible that positive results observed in open label trials will not be replicated in later placebo-controlled trials.

In addition, the standards that the FDA and comparable foreign regulatory authorities use when regulating us require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Although we are initially focusing our efforts on development of small molecule drug products, we are also commencing the development of biological products, including a potential candidate for muscular dystrophies, which could subject us to additional regulatory requirements. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations or changes in regulatory policy as a result of judicial challenges. Examples of such regulations and changes include future legislation or administrative action, or changes in FDA policy during the period of product development and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop.
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
Our clinical trials compete with other clinical trials for product candidates that are in the same therapeutic areas as PLN-101095 or our other product candidates, and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.
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
Regulatory authorities in some jurisdictions, including the United States and other major markets, may designate drugs intended to treat conditions or diseases affecting relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In order to obtain orphan designation in the European Economic Area, or EEA, and the U.K., the product must fulfill certain challenging criteria. Under Article 3 of Regulation (EC) 141/2000 in the EU,

and Regulation 50G of the Human Medicines Regulation 2012 in the U.K., a medicinal product may be designated as an orphan medicinal product if it meets the following criteria: (1) such product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either the prevalence of such condition must not be more than five in 10,000 persons in the territory of the EU or U.K. (as applicable) when the application is made, or without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the EU or U.K. to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or U.K. or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. In the EEA, the grant of the orphan designation does not mean that the product will be granted orphan status at the time it is assessed in parallel with the application for a marketing authorization. The authorities reassess then whether the product still fulfills the criteria for orphan status.
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
•inability to commercialize any product candidate, if approved; and
•decline in our share price.
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
Many of our current or potential competitors, such as AbbVie Inc., Bicara Therapeutics Inc., Incyte Corporation, and Pfizer Inc., either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do.
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
In June 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA, the U.S. Department of Health and Human Services, or HHS, Centers for Medicare and Medicaid Services, or CMS, and other agencies with significant oversight of the biopharmaceutical industry. The new framework may increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies may be subject to increased litigation and judicial scrutiny.
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
•positive health technology assessment, or HTA, in jurisdictions where required;
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
Healthcare providers, physicians, third-party payors, and other potential referral sources in the United States and elsewhere play a primary role in the distribution, recommendation and prescription of biopharmaceutical products. Arrangements with third-party payors and customers can expose biopharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, as detailed in Part I, Item 1 - Business - Government Regulation - Other Healthcare Laws of our Annual Report on Form 10-K for the year ended December 31, 2025, or our 2025 10-K. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, and certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs, remuneration provided to health care professionals and their affiliates, charitable donations, interactions with entities excluded from participation in government healthcare programs, and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.
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
The FDA or any other foreign regulatory authority may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with PLN-101095 or our other product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-

market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
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
In the United States and other jurisdictions there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our ability to profitably sell PLN-101095 or any other product candidates for which we obtain marketing approval or licensure. Changes in regulations, statutes or the interpretation of existing regulations governing the regulatory approval or licensure, manufacture, and marketing of regulated products or the pricing, coverage and reimbursement thereof could impact our business in the future by resulting in, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of any products that we may successfully commercialize in the future; (iv) more rigorous coverage criteria or additional downward pressure on the price that we receive for PLN-101095 or another product candidate for which we obtain marketing approval; or (v) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs, as detailed in Part I, Item 1 – Business – Government Regulation – Current and Future Healthcare Reform Legislation of our 2025 10-K. For example, in August 2022, the Inflation Reduction Act, or IRA, implemented substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design.
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
When originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the July 2025 One Big Beautiful Bill Act amended the applicable statute to broaden the orphan drug exclusion such that products with more than one orphan designation and more than one approved indication will remain exempt from price negotiations, so long as each approved indication is for a rare disease or condition.
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
Further, the May 2025 executive order titled "Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients" may have unpredictable consequences on the pricing of medicinal products in European countries. This executive order requires federal agencies to seek parity between U.S. drug prices and the lowest prices in peer nations and empowers the Secretary of HHS to establish and communicate most-favored-nation price targets to manufacturers, including through rulemaking if voluntary efforts by manufacturers prove inadequate. Accordingly, CMS has taken action to implement "most-favored-nation" pricing, including by announcing a new voluntary payment model where drug manufacturers may offer supplemental rebates to participating state Medicaid programs to provide such Medicaid programs with a "most favored nation" price for participating manufacturers' products, as well as proposing mandatory payment models where, if finalized, manufacturers of certain Medicare Part B and Medicare Part D drugs would be assessed rebates if the prices for such products exceed those paid in economically comparable countries. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.
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

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, or collectively, Trade Laws, prohibit companies and their employees, agents, contract research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.
Risks Related to Our Intellectual Property
Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
Our business will depend in large part on obtaining and maintaining patent, intellectual property regulatory rights (such as data exclusivity, marketing exclusivity and patent extensions) trademark and trade secret protection of our proprietary technologies and our product candidates, their respective components, synthetic intermediates, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents that cover these activities and whether a court would issue an injunctive remedy. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize PLN-101095 or any other product candidates we may develop may be adversely affected.
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
Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 16, 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. On March 16, 2013, under the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system. A third party that files a patent application with the USPTO on or after March 16, 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.
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
At the EU level, the Court of Justice of the EU, or CJEU, has recently narrowed the availability of patent term extension for second medical use therefore affecting the scope of patent protection available.
If we do not obtain patent term extension, data exclusivity and orphan exclusivity for PLN-101095 or any other product candidates we may develop, our business may be materially harmed.
Depending upon the timing, duration, and specifics of any FDA or foreign marketing approval of PLN-101095 or any other product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, within the EU, regulatory protections afforded to medicinal products such as data exclusivity, marketing protection, market exclusivity for orphan indications and pediatric extensions are currently under review and is likely to be curtailed in future years. On April 26, 2023, the European Commission adopted a proposal for a new Regulation set to replace Regulation (EC) No 726/2004 and a new Directive replacing Directive 2001/83 on the Community Code relating to medicinal products for human use. If made into law, this proposal will revise and replace the existing general pharmaceutical legislation and will affect the existing period of regulatory protection afforded to medicinal products in the European Union. If we are unable to obtain patent term extension or the term of any such extension is less than we request, or if data exclusivity or other regulatory protections are reduced, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed. It should be noted that the European Commission’s new proposed legislation, if implemented, will also affect the current EU legal framework of pediatric medicines as well as the framework applicable to patent term extension, also called Supplementary Protection Certificates .
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
We rely on third-party contract manufacturers to manufacture our product candidates for preclinical studies and clinical trials. We do not own manufacturing facilities for producing any clinical trial product supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices, including due to severe weather events, natural disasters, trade policies or challenging macroeconomic conditions, including the effects of health epidemics and pandemics. In addition, we rely on vendors in foreign jurisdictions, including China, for our clinical drug supply. The tensions between the United States and China have led to a series of tariffs and sanctions being imposed by the United States on imports from China mainland, as well as other business restrictions. Geopolitical developments may lead to further developments with respect to the imposition or threat of imposition of trade policies, tariffs, export controls, capital controls, taxes and other limitations on cross-border operations. If our supply chain is interrupted for business or geopolitical reasons, including disruptions resulting from military action, the development of our product candidates could be materially delayed. In particular, any replacement of our manufacturers could require significant time, effort and expertise because there may be a limited number of qualified replacements and the process to transfer technology and initiate manufacturing is complex and time consuming.

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
We conduct our operations at our facility in South San Francisco, California. This region is headquarters to many other biopharmaceutical companies, biotechnology companies and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. These challenges may be intensified following our discontinuations of the BEACON-IPF Phase 2b clinical trial and our development of bexotegrast for IPF and workforce reduction during the past year, any of which could harm our ability to attract and retain qualified management, scientific and medical personnel who are critical to our business.
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
In addition, the stock market in general, and the market for biopharmaceutical company securities in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including as a result of effects of health epidemics and pandemics, geopolitical events, such as recent U.S. and Israeli military action against Iran and related disruption in the region, the Russian invasion of Ukraine, conflict in the Middle East and any other related global escalation of geopolitical tensions, domestic or international trade policies and rising inflationary pressures. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.
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
Shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity compensation plans will become eligible for sale in the public market as they become vested. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. Additionally, the number of shares of our common stock reserved for issuance under our 2020 Stock Option and Incentive Plan will automatically increase on January 1 of each year by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors or compensation committee. Moreover, the number of shares of our common stock reserved for issuance under our 2020 Employee Stock Purchase Plan will automatically increase on January 1 of each year by the lesser of 700,000 shares of common stock, 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors or compensation committee. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution.
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
Our Stockholder Rights Agreement , or the Rights Plan, that is currently in effect will expire on March 11, 2027, unless extended. While in force or if otherwise extended, the Rights Plan may have certain anti-takeover effects. Specifically, the rights issued pursuant to the Rights Plan will cause substantial dilution to a person or group that acquires beneficial ownership of more than a specified percentage of our outstanding common stock without the prior approval of our Board of Directors. The Rights Plan is not intended to interfere with any merger or other business combination approved by the Board, but the rights plan may deter certain parties from pursuing strategic transactions involving us, including potential acquisitions.
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

Stockholder activism could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation and impact our stock price.
We may be subject to stockholder activism in the future, which could result in substantial costs and divert management's and the board of directors’ attention and resources from our business. Such stockholder activism could interfere with our ability to execute on our clinical development and commercialization plans and strategies, give rise to perceived uncertainties as to our future, impact on our relationships with our third-party vendors or employees, result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel. Any stockholder activism could require us to incur significant fees and other expenses, including retaining third-party advisors. We may also be subject to a proxy contest or to litigation by activist stockholders, including litigation related to any stockholder rights agreement or "poison pill" that our board of directors adopts, such as the Rights Plan. Moreover, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.
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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to continue to grant equity awards to employees, directors, and consultants under our stock incentive plans. In July 2022 and January 2023, we completed underwritten public offerings of our common stock. On March 30, 2026, we entered into a Sales Agreement with Leerink Partners LLC (the "Leerink Sales Agreement"), as sales agent, pursuant to which we may issue and sell shares of common stock from time to time. On March 30, 2026 we filed a registration statement on Form S-3 (File No. 333-294737) which included an "at the market offering" prospectus covering the offering, issuance and sale of up to $50.0 million of common stock under the Leerink Sales Agreement and a base prospectus registering the offer and sale of up to $300.0 million of debt securities, common stock, preferred stock, units and/or warrants. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.
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
Additionally, the Federal Trade Commission, or FTC, and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the collection, use, dissemination and security of health-related and other personal information and in particular health information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’

personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5 of the FTC Act. The FTC has also been active with respect to enforcement of its Health Breach Notification Rule and in scrutinizing the use and disclosure of sensitive personal information. The FTC finalized changes to the Health Breach Notification Rule in April 2024.
Our business relies on secure and continuous processing of information and the availability of our Information Technology, or IT, networks and IT resources, as well as critical IT vendors that support our technology and data processing operations. Security breaches, computer malware and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. HHS, pursuant to legislation passed in 2021, issued guidance on recognized security practices for covered entities and business associates. HHS indicated that recognized security practices will not be an aggravating factor in HHS investigations, but that implementation of recognized security practices strengthen an organization’s cybersecurity and regulatory posture, as well as possibly lessening enforcement penalties in a potential regulatory enforcement.
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
In addition, the EU GDPR prohibits the international transfer of personal data from the EEA to jurisdictions that the European Commission does not recognize as having an ‘adequate’ level of data protection unless a data transfer mechanism has been put in place or a derogation under the EU GDPR can be relied on. In July 2020, the CJEU in its Schrems II judgment limited how organizations could lawfully transfer personal data from the EEA to the U.S. by invalidating the EU-U.S. Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (EU SCCs), including a requirement for companies to carry out a transfer privacy impact assessment (TIA). A TIA, among other things, assesses laws governing access to personal data in the recipient country. On 10 July 2023, the European Commission adopted its Final Implementing Decision granting the U.S. adequacy (Adequacy Decision) for EU-U.S. transfers of personal data for entities self-certified to the new Trans-Atlantic Data Privacy Framework (DPF). Entities relying on EU SCCs for transfers to the U.S. are also able to rely on the analysis in the Adequacy Decision as support for their TIA regarding the equivalence of U.S. national security safeguards and redress.
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
On January 31, 2020, the U.K. ceased being a Member State of the EU. The U.K. and the EU signed an EU-U.K. Trade and Cooperation Agreement, or TCA, which became effective on May 1, 2021. Such a withdrawal from the EU is unprecedented, and it is unclear how the restrictions on the U.K.’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our current and future operations (including business activities conducted by third parties and contract manufacturers on our behalf) and clinical activities in the U.K.
We may also face new regulatory costs and challenges that could have an adverse effect on our operations. Since the regulatory framework in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime with respect to the approval of PLN-101095 or our other product candidates in the U.K., now that U.K. legislation may depart from EU legislation. For instance, now the transition period has expired, Great Britain will no longer be covered by the centralized procedure for obtaining an EEA-wide marketing authorization from the EMA and a separate process will be required for authorization of drug products covering the U.K. or Great Britain only. In addition, the MHRA has launched new procedures designed to accelerate the marketing authorization application process including the Innovative Licensing and Access Pathway, or ILAP, and the International Recognition Procedure. The ILAP is an accelerated assessment procedure for marketing authorization applications facilitating the early interaction with pricing authorities and HTA bodies which aims to enable companies to enter the U.K. market faster. In January 2024, the MHRA also launched a new International Recognition Procedure for Great Britain (England, Scotland and Wales) marketing authorization applications whereby the MHRA will, when considering such applications, recognize the approval of medicines by trusted reference regulators in Australia, Canada, Switzerland, Singapore, Japan, United States and EU following its own abbreviated assessment. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing PLN-101095 or our other product candidates in the U.K. and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. and/or EU for PLN-101095 or our other product candidates, which could significantly and materially harm our business.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Portions of our future clinical trials may be conducted outside of the United States and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials costlier to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, due to factors including the effects of health epidemics and pandemics, geopolitical events, such as recent U.S. and Israeli military action against Iran and related disruption in the region, the Russian invasion of Ukraine, conflict in the Middle East and any other related global escalation of geopolitical tensions, inflationary pressures, interest rates volatility and domestic or international trade policy could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our suppliers, some of which are located outside of the United States, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement in the three months ended March 31, 2026, as terms are defined under Item 408(a) of Regulation S-K.
Item 6. Exhibits.

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39303) filed on August 11, 2020).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-39303) filed on June 9, 2025).

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39303) filed March 13, 2025).

3.4
Third Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39303) filed on September 27, 2024).

10.1
Stockholder Rights Agreement, dated as of March 12, 2025, by and between the Company and Computershare Trust Company, N.A., as rights agent (which includes the Form of Rights Certificate as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A (File No. 001-39303) filed on March 13, 2025.

10.2
Amendment to Stockholder Rights Agreement, dated as of March 3, 2026, by and between the Company and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-39303) filed on March 3, 2026.

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
Date: May 11, 2026

PLIANT THERAPEUTICS, INC.

By:	/s/ Bernard Coulie
Bernard Coulie, M.D., Ph.D.
President and Chief Executive Officer

By:	/s/ Keith Cummings
Keith Cummings, M.D., M.B.A.
Chief Financial Officer (Principal Financial Officer)