Form 10-Q
period 2026-06-30
PLIANT THERAPEUTICS, INC.
filed 2026-08-11
CIK 1746473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2026, the registrant had 61,921,897 shares of common stock, $0.0001 par value per share, outstanding.

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

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS
Our business involves significant risks, some of which are summarized below. The summary risk factors listed below should be read together with the text of the full risk factors discussed in the section entitled "Risk Factors" included under Part II, Item 1A in this Report. You should carefully consider the risks described below, as well as the other information in this Report, including our financial statements and the related notes and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Part I, Item 2 in this Report, as well as in other documents that we file with the Securities and Exchange Commission, or the SEC. The occurrence of any of the events or developments described in this Report could have a material adverse effect on our business, financial condition, results of operations, growth prospects and stock price. In such an event, the market price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Pliant Therapeutics, Inc.
Condensed Balance Sheets
(Unaudited)
(In thousands, except number of shares and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$24,883	$45,445
Short-term investments	133,218	145,499
Prepaid expenses and other current assets (Note 5)	4,135	4,464
Property and equipment held for sale (Note 4)	906	1,040
Total current assets	163,142	196,448
Property and equipment, net (Note 4)	2,414	2,940
Operating lease right-of-use assets (Note 15)	22,289	23,966
Restricted cash	1,482	1,482
Other non-current assets	554	392
Total assets	$189,881	$225,228
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,531	$480
Accrued research and development	9,028	4,804
Accrued liabilities (Note 6)	3,653	9,634
Operating lease liabilities, current (Note 15)	2,272	1,447
Total current liabilities	16,484	16,365
Operating lease liabilities, non-current (Note 15)	26,471	27,658
Long-term debt (Note 7)	—	—
Total liabilities	42,955	44,023
Commitments and Contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025, 300,000 shares designated as Series A Junior Participating Preferred Stock at June 30, 2026 and December 31, 2025; and none issued or outstanding at June 30, 2026 and December 31, 2025 (Note 8 and 10)	—	—
Common stock, $0.0001 par value per share; 300,000,000 shares authorized at June 30, 2026 and December 31, 2025; and 61,920,154 and 61,449,290 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively (Note 9)	6	6
Additional paid-in capital	1,049,124	1,040,610
Accumulated deficit	(901,807)	(859,396)
Accumulated other comprehensive loss	(397)	(15)
Total stockholders’ equity	146,926	181,205
Total liabilities and stockholders’ equity	$189,881	$225,228
The accompanying notes are an integral part of these condensed financial statements

Pliant Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$(16,727)	$(32,198)	(30,311)	(75,634)
General and administrative	(7,135)	(13,394)	(15,323)	(28,893)
Total operating expenses	(23,862)	(45,592)	(45,634)	(104,527)
Loss from operations	(23,862)	(45,592)	(45,634)	(104,527)
Interest and other income (expense), net	1,491	3,101	3,223	6,669
Interest expense	—	(809)	—	(1,608)
Net loss	$(22,371)	$(43,300)	$(42,411)	$(99,466)
Net loss per share - basic and diluted	$(0.36)	$(0.71)	$(0.69)	$(1.62)
Shares used in computing net loss per share - basic and diluted	61,919,233	61,386,183	61,861,670	61,304,881
Comprehensive loss:
Net loss	$(22,371)	$(43,300)	$(42,411)	$(99,466)
Net unrealized loss on short-term investments	(56)	(160)	(382)	(322)
Total other comprehensive loss	(56)	(160)	(382)	(322)
Comprehensive loss	$(22,427)	$(43,460)	$(42,793)	$(99,788)
The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except number of shares and per share amounts)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2025	61,449,290	$6	$1,040,610	$(15)	$(859,396)	$181,205
Issuance of common stock under benefit plans	465,279	—	74	—	—	74
Stock-based compensation expense	—	—	4,254	—	—	4,254
Net unrealized loss on short-term investments	—	—	—	(326)	—	(326)
Net loss	—	—	—	—	(20,040)	(20,040)
Balance at March 31, 2026	61,914,569	$6	$1,044,937	$(341)	$(879,436)	$165,166
Issuance of common stock under benefit plans	5,585	—	—	—	—	—
Stock-based compensation expense	—	—	4,187	—	—	4,187
Net unrealized loss on short-term investments	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	(22,371)	(22,371)
Balance at June 30, 2026	61,920,154	$6	$1,049,124	$(397)	$(901,807)	$146,926

The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except number of shares and per share amounts)

			Additional Paid-In Capital	Accumulated Other Comprehensive Gain/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2024	60,860,838	$6	$1,013,806	$321	$(710,052)	$304,081
Issuance of common stock under benefit plans	525,345	—	498	—	—	498
Stock-based compensation expense	—	—	8,913	—	—	8,913
Net unrealized loss on short-term investments	—	—	—	(162)	—	(162)
Net loss	—	—	—	—	(56,166)	(56,166)
Balance at March 31, 2025	61,386,183	$6	$1,023,217	$159	$(766,218)	$257,164
Issuance of common stock under benefit plans	—	—	—	—	—	$—
Stock-based compensation expense	—	—	6,378	—	—	$6,378
Net unrealized loss on short-term investments	—	—	—	(160)	—	$(160)
Net loss	—	—	—	—	(43,300)	$(43,300)
Balance at June 30, 2025	61,386,183	6	$1,029,595	$(1)	$(809,518)	$220,082

The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2026	2025
Cash flows from operating activities
Net loss	$(42,411)	$(99,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	513	895
Stock-based compensation expense	8,441	15,291
Gain on sale of property and equipment	(94)	—
Non-cash operating lease expense	1,677	1,628
Net amortization (accretion) on short-term investments	299	3,339
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	781	1,970
Other non-current assets	131	43
Accounts payable	1,051	(4,580)
Accrued liabilities	(2,052)	(8,622)
Operating lease liabilities	(362)	35
Net cash used in operating activities	(32,026)	(89,467)
Cash flows from investing activities
Purchase of short-term investments	(82,216)	(65,756)
Maturity of short-term investments	93,487	170,731
Purchase of property and equipment	—	(374)
Proceeds from sale of property, plant and equipment	119	—
Net cash provided by investing activities	11,390	104,601
Cash flows from financing activities
Proceeds from issuances of common stock under benefit plans	74	498
Net cash provided by financing activities	74	498
Net (decrease) increase in cash and cash equivalents	(20,562)	15,632
Cash and cash equivalents and restricted cash at beginning of period	46,927	72,670
Cash, cash equivalents and restricted cash at end of period	$26,365	$88,302
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$1,457
Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	$24,883	$86,820
Restricted cash	1,482	1,482
Total cash, cash equivalents, and restricted cash	$26,365	$88,302
Supplemental disclosures of noncash investing activities:
Purchase of property and equipment in accounts payable and accrued liabilities	$—	$112
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”), for interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the unaudited interim condensed financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company's financial information. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future year.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and six months ended June 30, 2026, as compared to the significant accounting policies described in Note 2 of the "Notes to the Financial Statements" in the Company's audited financial statements included in its 2025 10-K.
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
There were no assets or liabilities recorded at fair value to the condensed balance sheets using Level 3 inputs as of June 30, 2026 and as of December 31, 2025.
The following tables show the Company’s short-term investments and cash equivalents by significant investment category as of June 30, 2026 and December 31, 2025 (in thousands):

		As of June 30, 2026				As of December 31, 2025
		Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Money Market Funds	Level 1	$17,141	$—	$—	$17,141	$24,811	$—	$—	$24,811
U.S. Treasury securities	Level 2	17,087	—	(109)	16,978	8,064	2	(1)	8,065
U.S. Government agency securities	Level 2	2,007	—	(11)	1,996	1,001	—	—	1,001
Corporate debt securities	Level 2	114,521	1	(278)	114,244	139,941	26	(42)	139,925
Total financial assets		$150,756	$1	$(398)	$150,359	$173,817	$28	$(43)	$173,802

	As of June 30, 2026				As of December 31, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Classified as:
Cash equivalents	$17,141	$—	$—	$17,141	$28,303	$—	$—	$28,303
Short-term investments	133,615	1	(398)	133,218	145,514	28	(43)	145,499
Total	$150,756	$1	$(398)	$150,359	$173,817	$28	$(43)	$173,802
There were no liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025. The Company evaluates transfers between levels at the end of each reporting period and there have been no transfers between fair value measurement levels during the six months ended June 30, 2026. In addition, there were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2026 and December 31, 2025.
The Company records interest income, accretion income and amortization expense on short-term investments to interest and other income (expense), net in its condensed statement of operations and comprehensive loss.

4. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Laboratory equipment	$7,857	$8,563
Leasehold improvements	2,156	2,156
Furniture and fixtures	1,832	1,832
Computer equipment and software	1,105	1,105
Construction-in-progress	152	153
Total property and equipment, gross	13,102	13,809
Less: Accumulated depreciation	(10,688)	(10,869)
Total property and equipment, net	$2,414	$2,940
Depreciation expense was $0.2 million and $0.5 million for the three and six months ended June 30, 2026, respectively, and $0.4 million and $0.9 million for the three and six months ended June 30, 2025, respectively.
In the fourth quarter of 2025, the Company committed to a plan to sell certain laboratory equipment that was no longer required following the restructuring of operations initiated May 1, 2025. Management determined that the assets met the criteria for classification as held for sale in accordance with ASC 360, "Property, Plant and Equipment."
The Company intended to divest these assets as part of their strategic realignment of resources, focusing on the development of PLN-101095 and the drug discovery platform. The assets were measured at the lower of their carrying value or fair value less cost to sell, and reclassified to "Property and equipment held for sale" within current assets on the Balance Sheets as of December 31, 2025. Depreciation ceased to be recognized on the assets after the date of their held-for-sale classification.
Laboratory equipment held for sale: (in thousands):

	As of June 30, 2026	As of December 31, 2025
Laboratory equipment held for sale	906	1,040
Total property and equipment held for sale	906	1,040

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Prepaid licenses	$567	$763
Interest receivable	873	823
Prepaid research and development	2,366	2,114
Prepaid insurance	212	672
Other	118	92
Total prepaid expenses and other current assets	$4,135	$4,464
6. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Accrued compensation and benefits	$3,175	$8,298
Other accrued liabilities	478	1,336
Total accrued liabilities	$3,653	$9,634

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
There was no debt outstanding nor interest expense incurred during the three and six months ended June 30, 2026. Interest expense for the three and six months ended June 30, 2025 was $0.8 million and $1.6 million, respectively.

8. Preferred Stock
Under the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue two classes of shares: preferred stock and common stock. The preferred stock may be issued in series, and the Company’s board of directors is authorized to determine the rights, preferences, and terms of each series. These rights, preferences and terms could include dividend rights, conversion rights, voting rights, terms of redemptions, liquidation preferences and sinking fund terms. As of June 30, 2026 and December 31, 2025, the Company was authorized to issue 10,000,000 shares of preferred stock and there was no outstanding preferred stock as of June 30, 2026 and December 31, 2025.
9. Common Stock
As of June 30, 2026 and December 31, 2025, the Company was authorized to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. The Common Stock has the following rights and privileges:
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
Shares reserved for future issuance

	As of June 30, 2026	As of December 31, 2025
Outstanding stock option awards	11,569,019	7,456,066
Vesting of RSUs	524,714	858,247
Shares of common stock available for future grants under the 2020 Stock Option and Incentive Plan	6,720,004	7,832,167
Shares of common stock available for future issuance under the 2020 Employee Stock Purchase Plan	1,626,484	1,692,136
Shares of common stock available for future grants under the 2022 Inducement Plan	1,425,000	1,425,000
Total shares reserved for future issuance	21,865,221	19,263,616
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
Stock Option Repricing
On April 15, 2026, upon the recommendation of its Compensation Committee, the Board approved an option repricing (the “Repricing”), effective as of April 17, 2026 (the “Effective Date”). The Repricing was undertaken in accordance with, and as permitted by, the Company’s 2015 Plan, 2020 Plan, and 2022 Plan. Pursuant to the Repricing, effective as of the Effective Date, all outstanding vested and unvested options originally granted on or before March 1, 2025 pursuant to the 2015 Plan, the 2020 Plan, or the 2022 Plan that are held by employees as of the Effective Date, including the Company’s executive officers, were repriced to reduce the exercise price to $1.33 per share, the closing price per share of the Company’s common stock on the Effective Date. No other changes were made to the terms and conditions of the eligible stock option awards.
In order to exercise the repriced options at the $1.33 per share exercise price, employees are required to remain in service with the Company through the Retention Period, which begins on the Effective Date and ends on the earliest of the following: (i) the 18-month anniversary following the Effective Date if the employee is a member of the Company’s executive leadership team, or the 12-month anniversary following the Effective Date for all other employees; (ii) the consummation of a Corporate Transaction (as defined by the 2015 Plan); (iii) the consummation of a Sale Event (as defined by the 2020 Plan and 2022 Plan); and (iv) the employee’s (a) termination by the Company without cause (as defined in the Eligible Participant’s applicable severance plan) or due to a reduction in force, (b) death or termination due to disability, or (c) if the employee is a Vice President or above, resignation from service for good reason (as defined in the Eligible Participant’s applicable severance plan).

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
Total incremental expense for the repriced options is $2.0 million which is expected to be recognized over a weighted-average period of 1.37 years.
Incentive Stock Options and Nonqualified Stock Options
Stock options issued under either the 2015 Plan, the 2020 Plan or the Inducement Plan generally vest over four years and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control, as defined in the respective plans.
Excluding the effect of the repriced options, the Company used Black-Scholes option pricing model to estimate stock-based compensation expense for stock option awards with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected volatility	83.22% - 85.89%	88.02% - 89.30%	83.22% - 87.39%	86.82% - 89.30%
Risk-free interest rate	4.16% - 4.21%	3.98% - 4.12%	3.91% - 4.21%	3.98% - 4.45%
Expected dividend	—	—	—	—
Expected term (in years)	5.31 - 6.06	5.34 - 6.07	5.31 - 6.06	5.34 - 6.08
Underlying common stock fair value	$1.14	$1.37 - $1.61	$1.14 - $1.30	$1.37 - $12.63
A summary of option activity under the 2015 Plan, 2020 Plan and 2022 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	7,456,066	$15.28	5.60	$—
Granted	5,117,500	$1.29
Exercised	—	$—
Forfeited	(1,004,547)	$13.91
Outstanding as of June 30, 2026	11,569,019	$9.21	7.26	$—
Exercisable as of June 30, 2026	5,677,190	$14.28	5.43	$—
Vested and expected to vest as of June 30, 2026	11,569,019	$9.21	7.26	$—

As of June 30, 2026, there was $18.6 million of unrecognized compensation costs, inclusive of the incremental cost of repriced options, that are expected to be recognized over a weighted-average period of 2.23 years related to stock options. Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of June 30, 2026.
Restricted Stock Units
The service-based condition for restricted stock units (“RSUs”) is generally satisfied over three years.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2025	858,247	$16.04
Granted	107,751	$1.30
Released	(405,212)	$19.94
Forfeited	(36,072)	$5.71
Unvested and outstanding as of June 30, 2026	524,714	$10.70
As of June 30, 2026, the Company had $3.6 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 1.66 years.

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
Under the 2020 ESPP, eligible employees may purchase shares of our common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The 2020 ESPP provides for a six-month offering period. At the end of the purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of the fair market value at the beginning of the offering period or 85% of the fair market value at the end of the purchase period, subject to tax limitations on the total value of the purchase. The 2020 ESPP is considered a compensatory plan, and the Company recorded $27.5 thousand in stock-based compensation expense for the six months ended June 30, 2026 and $118.2 thousand for the six months ended June 30, 2025. During the six months ended June 30, 2026, 65,652 shares of common stock were issued, under the 2020 ESPP with 1,626,484 shares remaining available for issuance as of June 30, 2026. The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for the 2020 ESPP with the following assumptions:

	Six Months Ended June 30,
	2026	2025
Expected volatility	62.35%	208.00%
Risk-free interest rate	3.68%	4.29%
Expected dividend	—	—
Expected term (in years)	0.50	0.50
Stock-Based Compensation Expense
The following table presents the components and classification of stock-based compensation expense for the Company’s stock-based awards for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options and ESPP	$3,259	$4,406	$6,387	$10,367
Restricted stock units	927	1,976	2,053	4,927
Total stock-based compensation expense	$4,186	$6,382	$8,440	$15,294
Research and development expenses	$1,464	$1,935	$3,191	$5,637
General and administrative expenses	$2,722	$4,447	$5,249	$9,657
12. Income Taxes
For the three and six months ended June 30, 2026 and 2025, the Company did not record an income tax provision. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax asset will not be realized. As a result, the Company’s effective tax rate will remain at 0% because there are no estimated or discrete items that would impact the tax provision.
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

For the three and six months ended June 30, 2026, the full expensing of current domestic R&E costs resulted in an increase in net operating loss carryforwards. However, because the Company maintains a full valuation allowance against its deferred tax assets, these changes had no impact on the effective tax rate.

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
Our CODM is regularly provided with more detailed expense information than what is included in our Statement of Operations and Comprehensive Loss. Following our decision to discontinue development of bexotegrast, we re-prioritized development of programs formerly included in "other segment items" below. Beginning in the first quarter of 2026, significant segment expense includes the reprioritized pipeline within "Program expense - clinical trial and third-party contracting costs". Prior period amounts have been reclassified to conform to current year presentation.
The table below shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM reflecting the changes made by the Company's reprioritized pipeline, as computed under U.S. GAAP, to the Company’s total net loss in the statements of operations (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Program expense including clinical trial and third-party contracting costs	$9,595	$1,292	15,180	2,728
Bexotegrast - clinical trial and third party contracting costs	(311)	13,359	(1,088)	34,948
Employee-related expenses - research and development (excluding stock-based compensation)	2,926	10,344	6,463	20,830
General and administrative costs (excluding stock-based compensation)	4,413	8,947	10,074	19,236
Other segment items	7,239	11,650	15,005	26,785
Segment loss	23,862	45,592	45,634	104,527
Reconciliation of segment loss
Interest and other (income) expense, net	(1,491)	(3,101)	(3,223)	(6,669)
Interest expense	—	809	—	1,608
Net loss	$22,371	$43,300	$42,411	$99,466
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

15. Leases
On September 28, 2023, the Company entered into a lease agreement with HCP BTC, LLC, a Delaware limited liability company (“the Landlord”) for premises consisting of approximately 100,904 square feet of office and laboratory space located at Oyster Point Blvd, South San Francisco, California (the “Oyster Point Lease”), which is being used as a single unified Company headquarters. The lease term of approximately seven years started in the second quarter of 2024 when the Landlord substantially completed tenant improvements and may be extended for a period of eight years at the then prevailing market rates for a comparable property. Future lease payments are approximately $36.6 million which represent the non-cancellable periods of the lease. We excluded extension options that are not reasonably certain to be exercised from our lease terms. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease term. Our lease agreement provides us the right to sublet the premises, subject to approval by the Landlord. Additionally, the Company provided a letter of credit to the Landlord in the amount of $1.4 million in connection with the Oyster Point Lease, which is classified as restricted cash as of June 30, 2026.
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
The undiscounted future non-cancellable lease payments of the Company's operating lease liability as of June 30, 2026 were as follows (in thousands):

Operating Lease
2026 (remainder of the year)	2,380
2027	5,897
2028	7,467
2029	8,129
2030	8,414
2031	4,278
Total undiscounted lease payments	$36,565
Less: Present value discount	(7,822)
Total discounted lease payments	$28,743
Total current operating lease liabilities	$2,272
Total non-current operating lease liabilities	$26,471
Total lease liability	$28,743
The weighted-average remaining lease terms and discount rates related to the Company's operating leases were as follows:

	Six Months Ended June 30,
	2026	2025
Weighted-average remaining lease term (in years)	5.0	6.0
Weighted-average discount rate	9.3%	9.3%
Variable lease costs comprise primarily of the Company's proportionate share of operating expenses, property taxes, and insurance. Short-term lease expense and variable lease payments recorded in operating expenses were immaterial for the three and six months ended June 30, 2026 and 2025. Lease expenses for each of the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	$1,505	$1,505	$3,011	3,011
Other variable costs	471	522	971	952
Total expense	$1,976	$2,027	$3,982	$3,963

16. Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of $0.1 million and $0.5 million for the three and six months ended June 30, 2026, respectively, and $0.3 million and $1.0 million for three and six months ended June 30, 2025 respectively.
17. Net Loss Per Share Attributable to Common Stockholders
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	Six Months Ended June 30,
	2026	2025
Options to purchase common stock	11,569,019	9,037,076
Restricted stock units	524,714	1,060,650
Total	12,093,733	10,097,726
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
Since inception, we have had significant operating losses. Our net loss was $22.4 million and $43.3 million for the three months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $901.8 million and cash, cash equivalents, and short-term investments of $159.6 million. We expect to continue to incur net losses for the foreseeable future as we:
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
Second Quarter and Recent Developments
Oncology Program
•Enrollment continues in FORTIFY, a Phase 1b indication expansion trial. FORTIFY will enroll up to 102 patients across three cohorts including non-small cell lung cancer (NSCLC), clear cell renal cell carcinoma (ccRCC) and tumors with high tumor mutational burden. Patients are treated for 14 days with PLN-101095 dosed at 1,000 mg twice daily as monotherapy, after which pembrolizumab is added as combination therapy. Enrollment remains strong, progressing ahead of schedule. Interim data is expected in 2027.
•Oral presentation at AACR of updated PLN-101095 Phase 1 data highlights monotherapy biomarker data showing a coordinated T-cell reactivation cascade in responders. In July, at the American Association for Cancer Research’s (AACR) Drug Discovery and Development conference, the Company reviewed encouraging PLN-101095 Phase 1 monotherapy biomarker data. As previously reported, all responding patients showed large increases in plasma interferon gamma (IFN-γ), a modulator of anti-tumor immunity, after 14 days of monotherapy with PLN-101095. Updated data show that blocking of αvβ8 by PLN-101095 also resulted in increases in CXCL9, a recruiter of T cells, and granzyme-B, a marker for cytotoxic arming in responding patients. Increased IFN-γ, CXCL9 and granzyme-B after PLN-101095 monotherapy signals a shift in the tumor microenvironment that could potentially resensitize tumors to pembrolizumab. Importantly, no non-responders experienced increases in these biomarkers.
Integrin-Targeted Delivery Platform
•Utilizing cell-specific integrin receptors, Pliant has developed a platform to deliver drug payloads, including siRNAs, to selective tissue types. Current programs are focused on delivering siRNAs to skeletal muscle cells and other tissues. Preclinical proof-of-concept studies are currently ongoing. The Company believes this integrin-targeting drug-delivery platform has the potential for broad applicability across multiple disease areas utilizing a variety of drug payloads. Pliant plans to provide additional detail on the platform and path forward, including initial treatment indications, in the second half of 2026.
Corporate Highlights
•Appointed Flavia Borellini, Ph.D. and Robert Iannone, M.D., M.S.C.E. to the Company’s Board of Directors. Dr. Borellini brings more than 25 years of executive management experience in the biopharmaceutical industry with a focus on the global development of targeted oncology drugs from preclinical to commercial stage. Dr. Iannone, who currently serves as Executive Vice President, Research and Development and Chief Medical Officer at Jazz Pharmaceuticals, brings more than two decades of executive drug development and regulatory leadership, including the approval of several targeted and immuno-oncology medicines.
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
The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change
Employee related expenses	$4,390	$12,279	$(7,889)
Outside and consulting services for preclinical studies and research and development activities by third-party contract organizations	595	4,087	(3,492)
Clinical trials expenses	8,779	11,291	(2,512)
Depreciation of lab equipment and costs of equipment and supplies	449	1,291	(842)
Facilities expenses	1,415	1,742	(327)
Other expenses and other allocations	1,098	1,508	(410)
Total research and development expenses	$16,727	$32,198	$(15,471)
We expense all research and development costs in the periods in which they are incurred. We do not allocate our internal costs by product candidates or by preclinical programs as these are in early stages of clinical trials or development, and any such allocation would involve significant estimates and judgments and, accordingly, would be imprecise. Where appropriate, we allocate our third-party research and development expense by product candidate or preclinical program. These expenses primarily relate to outside consultants, clinical research organizations and contract manufacturing organizations. When we refer to the research and development expenses associated with a specific product candidate or preclinical program, these refer exclusively to the allocated third-party expenses associated with that product candidate.

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

Financial Operations Overview
Comparison of the three months ended June 30, 2026 and 2025 (in thousands)

	Three Months Ended June 30,
	2026	2025	$ Change
Operating expenses:
Research and development	$(16,727)	$(32,198)	$15,471
General and administrative	(7,135)	(13,394)	6,259
Total operating expenses	(23,862)	(45,592)	21,730
Loss from operations	(23,862)	(45,592)	21,730
Interest and other income (expense), net	1,491	3,101	(1,610)
Interest expense	—	(809)	809
Net loss	$(22,371)	$(43,300)	$20,929
Research and development expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change
Program-specific external expenses:
Program expense including clinical trial and third-party contracting costs	$9,595	$1,292	$8,303
Bexotegrast - clinical trial and third party contracting costs	(311)	13,359	(13,670)
R&D non-program spend	90	727	(637)
Total program-specific external expenses	9,374	15,378	(6,004)
Unallocated internal expenses
Employee-related expenses	4,390	12,279	(7,889)
Depreciation of lab equipment and costs of equipment and supplies	450	1,291	(841)
Facilities expenses	1,415	1,742	(327)
Other expenses and other allocations	1,098	1,508	(410)
Total unallocated internal expenses	7,353	16,820	(9,467)
Total research and development expenses	$16,727	$32,198	$(15,471)
Research and development expenses for the three months ended June 30, 2026 decreased $15.5 million, primarily due to discontinuing development of bexotegrast in IPF and lower employee-related expenses, driven by a reduction in headcount resulting from our 2025 restructuring activities. These decreases were partially offset by an $8.3 million increase in expense primarily associated with development of PLN-101095.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2026 decreased $6.3 million, primarily due to a decrease in employee related costs driven by reduced headcount resulting from our 2025 restructuring activities.
Interest and Other Income (Expense), Net
Interest and other income (expense), net decreased $1.6 million due to lower investment balances due to continued funding of operating activities.
Interest Expense
Interest expense for the three months ended June 30, 2026 decreased $0.8 million due to full repayment of the Amended Loan Agreement in 2025.

Comparison of the six months ended June 30, 2026 and 2025 (in thousands)

	Six Months Ended June 30,
	2026	2025	$ Change
Operating expenses:
Research and development	$(30,311)	$(75,634)	$45,323
General and administrative	(15,323)	(28,893)	13,570
Total operating expenses	(45,634)	(104,527)	58,893
Loss from operations	(45,634)	(104,527)	58,893
Interest and other income (expense), net	3,223	6,669	(3,446)
Interest expense	—	(1,608)	1,608
Net loss	$(42,411)	$(99,466)	$57,055
Research and development expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change
Program-specific external expenses:
Program expense including clinical trial and third-party contracting costs	$15,180	$2,728	$12,452
Bexotegrast - clinical trial and third party contracting costs	(1,088)	34,948	(36,036)
R&D non-program spend	902	1,675	(773)
Total program-specific external expenses	14,994	39,351	(24,357)
Unallocated internal expenses
Employee-related expenses	9,654	26,467	(16,813)
Depreciation of lab equipment and costs of equipment and supplies	1,003	2,684	(1,681)
Facilities expenses	2,820	3,619	(799)
Other expenses and other allocations	1,840	3,513	(1,673)
Total unallocated internal expenses	15,317	36,283	(20,966)
Total research and development expenses	$30,311	$75,634	$(45,323)
Research and development expenses for the six months ended June 30, 2026 decreased $45.3 million, primarily due to discontinuing development of bexotegrast in IPF and lower employee-related expenses, driven by a reduction in headcount resulting from our 2025 restructuring activities. These decreases were partially offset by a $12.5 million increase in expense primarily associated with development of PLN-101095.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2026 decreased $13.6 million, primarily due to a decrease in employee related costs driven by reduced headcount resulting from our 2025 restructuring activities.
Interest and Other Income (Expense), Net
Interest and other income (expense), net decreased $3.4 million due to lower investment balances due to continued funding of operating activities.
Interest Expense
Interest expense for the six months ended June 30, 2026 decreased $1.6 million due to full repayment of the Amended Loan Agreement in 2025.

Liquidity and Capital Resources
Overview
As of June 30, 2026, we had $159.6 million of cash, cash equivalents and short-term investments. Our short-term investments consist of U.S. Treasury securities, U.S. Government agency securities and highly rated, investment-grade corporate debt securities.
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
Cash Flows
Comparison of the six months ended June 30, 2026 and 2025
The following summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(32,026)	$(89,467)
Net cash provided by investing activities	11,390	104,601
Net cash provided by financing activities	74	498
Net increase in cash and cash equivalents	$(20,562)	$15,632
Cash Used in Operating Activities
Net cash used in operating activities decreased $57.4 million, primarily due to the discontinuation of the BEACON-IPF study in 2025 and the related restructuring of operations that reduced workforce and refocused development efforts toward PLN-101095, which is in an earlier, less capital-intensive phase of development.
Cash Provided by Investing Activities
Net cash provided by investing activities decreased $93.2 million compared to the same period of the prior year due to declining marketable securities balances resulting from continued funding of operations and thus less overall maturities coupled with a higher relative volume of marketable securities purchases compared to the prior year period.
Cash Provided by Financing Activities
Net cash provided by financing activities decreased $0.4 million, as lower headcount and a decreased stock price yielded smaller proceeds associated with our Employee Stock Purchase Plan during the six months ended June 30, 2026.
Contractual Obligations and Other Commitments
At June 30, 2026, we have a non-cancelable operating lease for office and laboratory space through March 31, 2031. Refer to Note 14 and Note 15 to our financial statements appearing elsewhere in this Report for a discussion of material obligations and commitments.
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
Recent Accounting Pronouncements
See Note 2 to the Notes to Condensed Unaudited Financial Statements of this Report for more information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash and cash equivalents, restricted cash and short-term investments of $159.6 million as of June 30, 2026 which consisted of bank deposits, highly liquid money market funds and short-term investments in U.S. treasury securities, U.S. government agency securities and corporate debt securities. Due to the short-term maturities of our cash equivalents and short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Our business faces significant risks. If any of the events or circumstances described in the following risks actually occurs, our business may suffer, the trading price of our common stock could decline and our financial condition or results of operations could be harmed. These risks should be read in conjunction with the other information set forth in this Report. The risks and uncertainties described below are not the only ones we face. There may be additional risks faced by our business. Other events that we do not currently anticipate or that we currently deem immaterial may also adversely affect our financial condition or results of operations. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those expressed or implied by forward-looking statements. See "Special Note Regarding Forward-Looking Statements" elsewhere in this Report.
RISK FACTORS
Risks Related to Our Financial Position, Operations and Need for Additional Capital
We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future.
We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing and our prior collaboration with Novartis Institute for Biomedical Research, Inc., or Novartis. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss was $22.4 million and $42.4 million for three and six months ended June 30, 2026, respectively, and $43.3 million and $99.5 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $901.8 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be at least several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to further develop and, if approved, market additional potential product candidates.
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
We are continually evaluating a broad range of opportunities designed to create stockholder value. There can be no assurance regarding the results or outcome of any opportunities we may pursue. It is possible that we may not identify or pursue opportunities, that such opportunities pursued may not be attractive, or that such opportunities may not ultimately be consummated. Further, any strategic transaction or other opportunity that is consummated ultimately may not deliver the benefits we expect or enhance stockholder value.
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
As of June 30, 2026, we had approximately $159.6 million in cash, cash equivalents, restricted cash and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses and capital expenditure requirements for the next 12 months and beyond. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of PLN-101095 and any other programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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
We are currently conducting a Phase 1 clinical trial of PLN-101095 in solid tumors. We have no products that are approved for commercial sale and may never be able to develop marketable products. If PLN-101095 or any of our other product candidates encounter safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be significantly harmed. For example, in March 2025, we announced that we were discontinuing the BEACON-IPF Phase 2b trial and in June 2025, we announced that we were discontinuing the development of bexotegrast in idiopathic pulmonary fibrosis, or IPF.
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

To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, the general approach for FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. A product candidate can fail at any stage of testing, even after observing promising signals of activity in earlier preclinical studies or earlier stage clinical trials. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, in March 2025, we announced that we were discontinuing the BEACON-IPF Phase 2b trial, and in June 2025, that we were discontinuing development of bexotegrast in IPF. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A large number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials or divergent conclusions by the FDA, other regulatory agencies, institutional review boards, or IRBs, data safety monitoring boards, or DSMBs, or others in connection with such findings.
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
In addition, the standards that the FDA and comparable foreign regulatory authorities use when regulating us require judgment and can change, which makes it difficult to predict with certainty how they will be applied. Although we are currently focusing our efforts on development of small molecule drug products, if we were to also commence the development of biological products in the future we could be subjected to additional regulatory requirements. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations or changes in regulatory policy as a result of judicial challenges. Examples of such regulations and changes include future legislation or administrative action, or changes in FDA policy during the period of product development and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop.
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
Additionally, in some instances, there can be significant variability in safety or efficacy results between different trials with the same product candidate due to numerous factors, including differences in trial protocols, size and type of the patient populations, variable adherence to the dosing regimen or other protocol requirements and the rate of dropout among clinical trial participants. We do not know whether any clinical trials we conduct will demonstrate consistent or adequate efficacy and safety to obtain marketing approval to market PLN-101095 or our other product candidates. For example, in March 2025, we announced that we were discontinuing the BEACON-IPF Phase 2b trial and in June 2025, that we were discontinuing our development of bexotegrast in IPF.
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
Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or foreign regulatory authorities from approving another marketing application for a product that constitutes a similar medicinal product treating the same indication for that marketing exclusivity period, except in limited circumstances. The applicable period is seven years in the United States and ten years in the EEA. The exclusivity in the EEA can be reduced to a period of six years if the orphan designation criteria are no longer met after the fifth year, including if the product is sufficiently profitable so that market exclusivity is no longer justified. Proposed amendments to European Union regulations regarding orphan medicines are under consideration which, if approved, could reduce the ten-year marketing exclusivity period.
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
Healthcare providers, physicians, third-party payors, and other potential referral sources in the United States and elsewhere play a primary role in the distribution, recommendation and prescription of biopharmaceutical products. Arrangements with third-party payors and customers can expose biopharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, as detailed in Part I, Item 1 - Business - Government Regulation - Other Healthcare and Privacy Laws of our Annual Report on Form 10-K for the year ended December 31, 2025, or our 2025 10-K. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, and certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs, remuneration provided to health care professionals and their affiliates, charitable donations, interactions with entities excluded from participation in government healthcare programs, and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.
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
We intend to seek approval to market PLN-101095 and our other product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of drugs is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. Furthermore, in many European countries (including the U.K.), effective access to the market depends on whether the product obtains a positive recommendation from the relevant health technology assessment body, and the requirements governing drug pricing and reimbursement are the prerogative of the Member States and vary widely from country to country and reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for biopharmaceutical products will allow or maintain favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales and the potential profitability of any of our product candidates in those countries would be negatively affected.
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
Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, or, collectively, Trade Laws, prohibit companies and their employees, agents, contract research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.
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
In addition, we rely on vendors in foreign jurisdictions, including China, including a subsidiary of WuXi AppTec Co. Ltd., or WuXi, for our clinical drug supply. The United States Congress has raised concerns about the level of U.S. biotechnology companies' dependence on Chinese biotechnology entities for support in the research, development, and production of drugs, citing allegations of wrongdoing on behalf of Chinese biotechnology companies, such as misappropriation of U.S. intellectual property and genetic information. Accordingly, in December 2025, Congress passed the National Defense Authorization Act for Fiscal Year 2026, which includes Section 851, commonly referred to as the BIOSECURE Act. The BIOSECURE Act restricts U.S. government agencies from procuring biotechnology equipment or services from, or entering into contracts with, entities that use biotechnology equipment or services from designated "biotechnology companies of concern," or BCCs, and from expending federal loan or grant funds for such equipment or services. In June 2026, WuXi was added to the Department of Defense's Section 1260H list of Chinese military-civil fusion companies, which is one of two statutory pathways to BCC designation under the BIOSECURE Act. This means WuXi is expected to be included in the OMB's initial BCC list, which is due no later than December 2026. WuXi has challenged its 1260H designation, and that challenge remains pending. If WuXi or other current or future vendors with whom we work are designated as BCCs, or if our collaborators, customers, investors or future commercial partners become subject to BIOSECURE-related restrictions as a result of their relationship with such vendors, we could be required to terminate or restructure existing arrangements, transition manufacturing or other services to alternative suppliers, or delay or suspend development activities, subject to a grace period of 5 years during which we may continue to work with such restricted vendor. Any such transaction could involve significant cost, operational complexity, regulatory risk and delays, and alternative suppliers may not be available on acceptable terms or at all.
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

As we have evolved over time, our operations have had to adapt appropriately to the stage of business. As our clinical development and commercialization plans and strategies for our former lead product candidate, bexotegrast, developed, we managed costs while making investments to expand our clinical trials and workforce. However, in March 2025, we announced that we were discontinuing the BEACON-IPF Phase 2b trial and in June 2025, we announced we were discontinuing the development of bexotegrast in IPF. As a result, we have made, and continue to make, strategic decisions to reduce our caosts and preserve our cash reserves, including restructuring our workforce. In addition, in connection with this cost management strategy, we are considering certain alternatives to reduce our lease expenses, including subleasing some or all of our current facilities or negotiating an early exit from the Oyster Point Lease. Some decisions, nevertheless, may depend on factors that are not within our control including our ability to dispose of equipment, sublease our current facilities to a suitable subtenant, or terminate our existing lease on favorable terms or at all. Moreover, as our clinical development and commercialization plans and strategies develop for PLN-101095 and our other future product candidates, we will need to expand our managerial, clinical, regulatory, sales, marketing, financial, development, manufacturing and legal capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future growth would impose significant added responsibilities on members of management, including:
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
Our Stockholder Rights Agreement, or the Rights Plan, that is currently in effect will expire on March 11, 2027, unless extended. While in force or if otherwise extended, the Rights Plan may have certain anti-takeover effects. Specifically, the rights issued pursuant to the Rights Plan will cause substantial dilution to a person or group that acquires beneficial ownership of more than a specified percentage of our outstanding common stock without the prior approval of our Board of Directors. The Rights Plan is not intended to interfere with any merger or other business combination approved by the Board, but the rights plan may deter certain parties from pursuing strategic transactions involving us, including potential acquisitions.
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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to continue to grant equity awards to employees, directors, and consultants under our stock incentive plans. In July 2022 and January 2023, we completed underwritten public offerings of our common stock. On March 30, 2026, we entered into a Sales Agreement with Leerink Partners LLC, or the Leerink Sales Agreement, as sales agent, pursuant to which we may issue and sell shares of common stock from time to time. On March 30, 2026 we filed a registration statement on Form S-3 (File No. 333-294737) which included an "at the market offering" prospectus covering the offering, issuance and sale of up to $50.0 million of common stock under the Leerink Sales Agreement and a base prospectus registering the offer and sale of up to $300.0 million of debt securities, common stock, preferred stock, units and/or warrants. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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
The global data protection landscape is rapidly evolving, and we may be or become subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, transfer, security and processing of personal data, such as information that we collect about participants and healthcare providers in connection with clinical trials. See Part I, Item 1 - Business - Government Regulation in our 2025 10-K for a description of these laws and regulations. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, which may create uncertainty in our business, affect our or our service providers’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal data, result in liability or impose additional compliance or other costs on us. We may encounter vendors that engage in information blocking practices that may inhibit our ability to access the relevant data on behalf of clients or impose new or additional costs.
Moreover, compliance with state laws related to health privacy may cause additional compliance costs. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others.
Multiple states have enacted comprehensive privacy laws. Additionally, multiple states have enacted or are considering similar legislation which will go into effect in the coming years, and Congress continues to consider federal privacy legislation. While these proposals and new laws generally include exemptions for HIPAA-covered and clinical trial data, they add layers of complexity to compliance in the U.S. market, and could increase our compliance costs and adversely affect our business.
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
We may also face new regulatory costs and challenges that could have an adverse effect on our operations. Since the regulatory framework in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime with respect to the approval of PLN-101095 or our other product candidates in the U.K., now that U.K. legislation may depart from EU legislation. For instance, now that the transition period has expired, Great Britain will no longer be covered by the centralized procedure for obtaining an EEA-wide marketing authorization from the EMA and a separate process will be required for authorization of drug products covering the U.K. or Great Britain only. In addition, the MHRA has launched new procedures designed to accelerate the marketing authorization application process including the Innovative Licensing and Access Pathway, or ILAP, and the International Recognition Procedure. The ILAP is an accelerated assessment procedure for marketing authorization applications facilitating the early interaction with pricing authorities and HTA bodies which aims to enable companies to enter the U.K. market faster. In January 2024, the MHRA also launched a new International Recognition Procedure for Great Britain (England, Scotland and Wales) marketing authorization applications whereby the MHRA will, when considering such applications, recognize the approval of medicines by trusted reference regulators in Australia, Canada, Switzerland, Singapore, Japan, United States and EU following its own abbreviated assessment. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing PLN-101095 or our other product candidates in the U.K. and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. and/or EU for PLN-101095 or our other product candidates, which could significantly and materially harm our business.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement in the three months ended June 30, 2026, as terms are defined under Item 408(a) of Regulation S-K.

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
Date: August 11, 2026

PLIANT THERAPEUTICS, INC.

By:	/s/ Bernard Coulie
Bernard Coulie, M.D., Ph.D.
President and Chief Executive Officer

By:	/s/ Keith Cummings
Keith Cummings, M.D., M.B.A.
Chief Financial Officer (Principal Financial Officer)