Form 10-Q
period 2026-09-30
PLIANT THERAPEUTICS, INC.
filed 2026-11-12
CIK 1746473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 9, 2026, the registrant had 61,990,635 shares of common stock, $0.0001 par value per share, outstanding.

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
•The success, cost and timing of our product development activities, including our ongoing Phase 1a/1b open-label, dose escalation and indication expansion trial of PLN-101095, and any other preclinical studies and clinical trials of our product candidates;
•Our plans to initiate, recruit and enroll patients in, and conduct our clinical trials at the pace that we project;
•Our plans and strategy to obtain and maintain regulatory approvals of our product candidates;
•Our plans and strategy to obtain funding for our operations, including funding necessary to complete further development of our programs, including those related to our selective, targeted, integrin-mediated delivery platform, and, upon successful development, if approved, commercialize any of our product candidates;
•The effect and impact of new, existing and proposed laws and regulations;
•The potential benefit of orphan drug and Fast Track designations for any of our product candidates, including Fast Track designation of PLN-101095 in combination with pembrolizumab for the treatment of immune checkpoint inhibitor (ICI)-refractory tumors;
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
•Our business is highly dependent on the success of our lead product candidate, PLN-101095, and any other product candidates that we advance into the clinic. All of our product candidates will require significant additional preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Pliant Therapeutics, Inc.
Condensed Balance Sheets
(Unaudited)
(In thousands, except number of shares and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$26,568	$45,445
Short-term investments	114,516	145,499
Prepaid expenses and other current assets (Note 5)	2,725	4,464
Property and equipment held for sale (Note 4)	400	1,040
Total current assets	144,209	196,448
Property and equipment, net (Note 4)	2,183	2,940
Operating lease right-of-use assets (Note 15)	21,435	23,966
Restricted cash	1,482	1,482
Other non-current assets	568	392
Total assets	$169,877	$225,228
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,067	$480
Accrued research and development	8,002	4,804
Accrued liabilities (Note 6)	4,397	9,634
Operating lease liabilities, current (Note 15)	2,455	1,447
Total current liabilities	17,921	16,365
Operating lease liabilities, non-current (Note 15)	25,324	27,658
Long-term debt (Note 7)	—	—
Total liabilities	43,245	44,023
Commitments and Contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.0001 par value per share; 10,000,000 shares authorized at September 30, 2026 and December 31, 2025, 300,000 shares designated as Series A Junior Participating Preferred Stock at September 30, 2026 and December 31, 2025; and none issued or outstanding at September 30, 2026 and December 31, 2025 (Notes 8 and 10)	—	—
Common stock, $0.0001 par value per share; 300,000,000 shares authorized at September 30, 2026 and December 31, 2025; and 61,990,540 and 61,449,290 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively (Note 9)	6	6
Additional paid-in capital	1,053,340	1,040,610
Accumulated deficit	(926,184)	(859,396)
Accumulated other comprehensive loss	(530)	(15)
Total stockholders’ equity	126,632	181,205
Total liabilities and stockholders’ equity	$169,877	$225,228
The accompanying notes are an integral part of these condensed financial statements

Pliant Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$(17,932)	$(17,938)	(48,243)	(93,572)
General and administrative	(7,810)	(10,331)	(23,133)	(39,224)
Total operating expenses	(25,742)	(28,269)	(71,376)	(132,796)
Loss from operations	(25,742)	(28,269)	(71,376)	(132,796)
Interest and other income (expense), net	1,365	2,783	4,588	9,452
Interest expense	—	(815)	—	(2,423)
Net loss	$(24,377)	$(26,301)	$(66,788)	$(125,767)
Net loss per share - basic and diluted	$(0.39)	$(0.43)	$(1.08)	$(2.05)
Shares used in computing net loss per share - basic and diluted	61,943,959	61,406,475	61,889,401	61,339,118
Comprehensive loss:
Net loss	$(24,377)	$(26,301)	$(66,788)	$(125,767)
Net unrealized (loss) gain on short-term investments	(133)	35	(515)	(287)
Total other comprehensive (loss) gain	(133)	35	(515)	(287)
Comprehensive loss	$(24,510)	$(26,266)	$(67,303)	$(126,054)
The accompanying notes are an integral part of these condensed financial statements.

Pliant Therapeutics, Inc.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except number of shares and per share amounts)

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2025	61,449,290	$6	$1,040,610	$(15)	$(859,396)	$181,205
Issuance of common stock under benefit plans	465,279	—	74	—	—	74
Stock-based compensation expense	—	—	4,254	—	—	4,254
Net unrealized loss on short-term investments	—	—	—	(326)	—	(326)
Net loss	—	—	—	—	(20,040)	(20,040)
Balance at March 31, 2026	61,914,569	$6	$1,044,937	$(341)	$(879,436)	$165,166
Issuance of common stock under benefit plans	5,585	—	—	—	—	—
Stock-based compensation expense	—	—	4,187	—	—	4,187
Net unrealized loss on short-term investments	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	(22,371)	(22,371)
Balance at June 30, 2026	61,920,154	6	1,049,124	(397)	(901,807)	146,926
Issuance of common stock under benefit plans	70,386	—	64	—	—	64
Stock-based compensation expense	—	—	4,152	—	—	4,152
Net unrealized loss on short-term investments	—	—	—	(133)	—	(133)
Net loss	—	—	—	—	(24,377)	(24,377)
Balance at September 30, 2026	61,990,540	$6	$1,053,340	$(530)	$(926,184)	$126,632

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

Pliant Therapeutics, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2026	2025
Cash flows from operating activities
Net loss	$(66,788)	$(125,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	745	1,331
Stock-based compensation expense	12,593	21,709
Impairment charge and loss (gain) on disposal of assets held for sale, net	412	(44)
Non-cash operating lease expense	2,531	2,449
Net amortization on short-term investments	338	3,674
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,120	2,750
Other non-current assets	(176)	43
Accounts payable	2,587	(5,477)
Accrued liabilities	(2,037)	(10,653)
Operating lease liabilities	(1,326)	(563)
Net cash used in operating activities	(49,001)	(110,548)
Cash flows from investing activities
Purchase of short-term investments	(87,823)	(118,319)
Maturity of short-term investments	117,619	251,059
Purchase of property and equipment	—	(374)
Proceeds from sale of property, plant and equipment	190	156
Net cash provided by investing activities	29,986	132,522
Cash flows from financing activities
Proceeds from issuances of common stock under benefit plans	138	570
Net cash provided by financing activities	138	570
Net (decrease) increase in cash and cash equivalents	(18,877)	22,544
Cash and cash equivalents and restricted cash at beginning of period	46,927	72,670
Cash, cash equivalents and restricted cash at end of period	$28,050	$95,214
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$2,192
Reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets
Cash and cash equivalents	$26,568	$93,732
Restricted cash	1,482	1,482
Total cash, cash equivalents, and restricted cash	$28,050	$95,214
Supplemental disclosures of noncash investing activities:
Purchase of property and equipment in accounts payable and accrued liabilities	$—	$112
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”), for interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the unaudited interim condensed financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company's financial information. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future year.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and nine months ended September 30, 2026, as compared to the significant accounting policies described in Note 2 of the "Notes to the Financial Statements" in the Company's audited financial statements included in its 2025 10-K.
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
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with U.S. GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosure requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. The guidance is effective for the Company's interim periods within annual periods beginning after December 15, 2027. The Company is currently evaluating the impact the adoption of ASU 2025-11 may have on the Company’s financial statements and disclosures.
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
Other than the property and equipment held for sale discussed below, there were no assets or liabilities recorded at fair value in the condensed balance sheets using Level 3 inputs as of September 30, 2026 and as of December 31, 2025.
The following tables show the Company’s short-term investments and cash equivalents by significant investment category as of September 30, 2026 and December 31, 2025 (in thousands):

		As of September 30, 2026				As of December 31, 2025
		Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Money Market Funds	Level 1	$20,070	$—	$—	$20,070	$24,811	$—	$—	$24,811
U.S. Treasury securities	Level 2	17,065	—	(144)	16,921	8,064	2	(1)	8,065
U.S. Government agency securities	Level 2	2,005	—	(17)	1,988	1,001	—	—	1,001
Corporate debt securities	Level 2	95,976	—	(369)	95,607	139,941	26	(42)	139,925
Total financial assets		$135,116	$—	$(530)	$134,586	$173,817	$28	$(43)	$173,802

	As of September 30, 2026				As of December 31, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value	Adjusted Cost	Unrealized Gains	Unrealized Losses	Market Value
Classified as:
Cash equivalents	$20,070	$—	$—	$20,070	$28,303	$—	$—	$28,303
Short-term investments	115,046	—	(530)	114,516	145,514	28	(43)	145,499
Total	$135,116	$—	$(530)	$134,586	$173,817	$28	$(43)	$173,802
There were no liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025. The Company evaluates transfers between levels at the end of each reporting period and there have been no transfers between fair value measurement levels during the nine months ended September 30, 2026. As of September 30, 2026, laboratory equipment held for sale was measured at fair value less costs to sell on a non-recurring basis (see Note 4). The fair value of $0.4 million was based on estimated auction proceeds provided by a third-party auctioneer, without adjustment, and is classified as Level 3 within the fair value hierarchy. There were no other assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2026 and December 31, 2025.
The Company records interest income, accretion income and amortization expense on short-term investments to interest and other income (expense), net in its condensed statement of operations and comprehensive loss.

4. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	As of September 30, 2026	As of December 31, 2025
Laboratory equipment	$7,857	$8,563
Leasehold improvements	2,156	2,156
Furniture and fixtures	1,832	1,832
Computer equipment and software	1,105	1,105
Construction-in-progress	153	153
Total property and equipment, gross	13,103	13,809
Less: Accumulated depreciation	(10,920)	(10,869)
Total property and equipment, net	$2,183	$2,940
Depreciation expense was $0.2 million and $0.7 million for the three and nine months ended September 30, 2026, respectively, and $0.4 million and $1.3 million for the three and nine months ended September 30, 2025, respectively.
In the fourth quarter of 2025, the Company committed to a plan to sell certain laboratory equipment that was no longer required following the restructuring of operations initiated on May 1, 2025. Management determined that the assets met the criteria for classification as held for sale in accordance with ASC 360, "Property, Plant and Equipment."
The Company intended to divest these assets as part of its strategic realignment of resources, focusing on the development of PLN-101095 and the drug discovery platform. The assets were measured at the lower of their carrying value or fair value less cost to sell, and reclassified to "Property and equipment held for sale" within current assets on the Balance Sheets as of December 31, 2025. Depreciation ceased to be recognized on the assets after the date of their held-for-sale classification.
In October 2026, the Company engaged Heritage Global Partners ("HGP") to hold an auction for its assets that are classified as held for sale. HGP's assessment of the assets being auctioned suggested we may not recover the entire held for sale balance, and therefore, we recorded an impairment charge of $0.5 million to adjust the carrying amount of assets held for sale so that the resulting balance at September 30, 2026 approximates the amount we would ultimately expect to recover. The associated expense was included within research and development expenses in the condensed statement of operations and comprehensive loss. We expect the auction to conclude and all assets in the held for sale asset group to be disposed of by December 31, 2026.
Laboratory equipment held for sale: (in thousands):

	As of September 30, 2026	As of December 31, 2025
Laboratory equipment held for sale	906	1,040
Impairment charge	(506)	—
Total property and equipment held for sale	400	1,040

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30, 2026	As of December 31, 2025
Prepaid licenses	$424	$763
Interest receivable	815	823
Prepaid research and development	1,389	2,114
Prepaid insurance	—	672
Other	97	92
Total prepaid expenses and other current assets	$2,725	$4,464
6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of September 30, 2026	As of December 31, 2025
Accrued compensation and benefits	$3,996	$8,298
Other accrued liabilities	401	1,336
Total accrued liabilities	$4,397	$9,634
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
In October 2025, we made a full voluntary prepayment of $32.4 million to extinguish outstanding term loans. Upon prepayment, the term loans, related security interests, and all other obligations, covenants, debts and liabilities under the Amended Loan Agreement were satisfied and discharged in full and the Amended Loan Agreement was terminated.
There was no debt outstanding nor interest expense incurred during the three and nine months ended September 30, 2026. Interest expense for the three and nine months ended September 30, 2025 was $0.8 million and $2.4 million, respectively.

8. Preferred Stock
Under the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue two classes of shares: preferred stock and common stock. The preferred stock may be issued in series, and the Company’s board of directors is authorized to determine the rights, preferences, and terms of each series. These rights, preferences and terms could include dividend rights, conversion rights, voting rights, terms of redemptions, liquidation preferences and sinking fund terms. As of September 30, 2026 and December 31, 2025, the Company was authorized to issue 10,000,000 shares of preferred stock, and there was no outstanding preferred stock as of September 30, 2026 and December 31, 2025.
9. Common Stock
As of September 30, 2026 and December 31, 2025, the Company was authorized to issue 300,000,000 shares of common stock at a par value of $0.0001 per share. The Common Stock has the following rights and privileges:
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

Shares reserved for future issuance

	As of September 30, 2026	As of December 31, 2025
Outstanding stock option awards	11,506,423	7,456,066
Vesting of RSUs	515,517	858,247
Shares of common stock available for future grants under the 2020 Stock Option and Incentive Plan	6,790,149	7,832,167
Shares of common stock available for future issuance under the 2020 Employee Stock Purchase Plan	1,557,746	1,692,136
Shares of common stock available for future grants under the 2022 Inducement Plan	1,425,000	1,425,000
Total shares reserved for future issuance	21,794,835	19,263,616
10. Stockholder Rights Agreement
On March 12, 2025, the Company's board of directors adopted a Stockholder Rights Agreement (the "Rights Plan") and declared a dividend of one right (each, a “Right”) for each outstanding share of our common stock to stockholders of record at the close of business on March 25, 2025. Each Right entitles its holder, subject to the terms of the Rights Plan, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.0001 per share, of the Company at an exercise price of $12.64 per Right, subject to adjustment. The description and terms of the Rights are set forth in the Rights Plan, dated as of March 12, 2025, by and between the Company and Computershare Trust Company, N.A., a federally chartered trust company, as rights agent. Subject to certain exceptions, Rights become exercisable and trade separately from our common stock only upon the earlier of (i) the close of business on the tenth business day following the public announcement of an Acquiring Person (as defined in the Rights Plan) beneficially owning 20%, when referring to a passive investor, and 10%, when referring to a person that is not a passive investor, or more of our common stock, and (ii) the close of business on the tenth business day after the commencement of a tender offer or exchange offer that, if consummated, would result in a person or group becoming an Acquiring Person. On March 3, 2026, the Company entered into an Amendment to the Stockholder Rights Agreement to extend the expiration time of the Rights for one year from March 11, 2026 to March 11, 2027, unless the Rights are earlier redeemed, exchanged, or terminated in accordance with the terms and conditions of the Rights Agreement.
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
Excluding the effect of the repriced options, the Company used Black-Scholes option pricing model to estimate stock-based compensation expense for stock option awards with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected volatility	91.16% - 91.44%	—	83.22% - 91.44%	86.82% - 89.30%
Risk-free interest rate	4.33% - 4.87%	—	3.91% - 4.87%	3.98% - 4.45%
Expected dividend	—	—	—	—
Expected term (in years)	5.77 - 6.08	—	5.31 - 6.08	5.34 - 6.08
Underlying common stock fair value	$1.12 - $1.13	—	$1.12 - $1.30	$1.37 - $12.63
A summary of option activity under the 2015 Plan, 2020 Plan and 2022 Plan is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	7,456,066	$15.28	5.60	$—
Granted	5,305,500	$1.28
Exercised	—	$—
Forfeited	(1,255,143)	$12.78
Outstanding as of September 30, 2026	11,506,423	$9.10	7.08	$—
Exercisable as of September 30, 2026	6,014,088	$13.84	5.46	$—
Vested and expected to vest as of September 30, 2026	11,506,423	$9.10	7.08	$—

As of September 30, 2026, there was $15.2 million of unrecognized compensation costs, inclusive of the incremental cost of repriced options, that are expected to be recognized over a weighted-average period of 1.98 years related to stock options.

Aggregate intrinsic value represents the difference between the fair value of the underlying common stock and the exercise price as of September 30, 2026.
Restricted Stock Units
The service-based condition for restricted stock units (“RSUs”) is generally satisfied over three years.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested and outstanding as of December 31, 2025	858,247	$16.04
Granted	107,751	$1.30
Released	(406,860)	$19.90
Forfeited	(43,621)	$6.97
Unvested and outstanding as of September 30, 2026	515,517	$10.68
As of September 30, 2026, the Company had $2.6 million of unrecognized stock-based compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of 1.41 years.
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
Under the 2020 ESPP, eligible employees may purchase shares of our common stock through payroll deductions that cannot exceed 15% of each employee’s salary. The 2020 ESPP provides for a six-month offering period. At the end of the purchase period, eligible employees are permitted to purchase shares of common stock at the lower of 85% of the fair market value at the beginning of the offering period or 85% of the fair market value at the end of the purchase period, subject to tax limitations on the total value of the purchase. The 2020 ESPP is considered a compensatory plan, and the Company recorded $33.4 thousand in stock-based compensation expense for the nine months ended September 30, 2026 and $0.2 million for the nine months ended September 30, 2025. During the three and nine months ended September 30, 2026, 68,738 and 134,390 shares of common stock were issued, respectively, under the 2020 ESPP with 1,557,746 shares remaining available for issuance as of September 30, 2026. The Company used Black-Scholes option pricing model to estimate stock-based compensation expense for the 2020 ESPP with the following assumptions:

	Nine Months Ended September 30,
	2026	2025
Expected volatility	41.18% - 62.35%	70.91% - 208.00%
Risk-free interest rate	3.68% - 4.00%	3.99% - 4.29%
Expected dividend	—	—
Expected term (in years)	0.50	0.50
Stock-Based Compensation Expense
The following table presents the components and classification of stock-based compensation expense for the Company’s stock-based awards for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options and ESPP	$3,247	$4,143	$9,634	$14,507
Restricted stock units	906	2,275	2,959	7,202
Total stock-based compensation expense	$4,153	$6,418	$12,593	$21,709
Research and development expenses	$1,559	$2,345	$4,920	$7,982
General and administrative expenses	$2,594	$4,073	$7,673	$13,727

12. Income Taxes
For the three and nine months ended September 30, 2026 and 2025, the Company did not record an income tax provision. The Company will continue to maintain a 100% valuation allowance on total deferred tax assets. The Company believes it is more likely than not that the related deferred tax asset will not be realized. As a result, the Company’s effective tax rate will remain at 0% because there are no estimated or discrete items that would impact the tax provision.
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

For the three and nine months ended September 30, 2026, the full expensing of current domestic R&E costs resulted in an increase in net operating loss carryforwards. However, because the Company maintains a full valuation allowance against its deferred tax assets, these changes had no impact on the effective tax rate.
13. Segments
The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing novel therapies for patients. The Company’s chief executive officer, who is the chief operating decision maker (“CODM”), reviews financial information on an aggregate basis for allocating and evaluating financial performance. The Company defines its segments based on the way in which internally reported financial information is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources. The CODM assesses performance for the segment and decides how to allocate resources based on net loss which is also reported on the Statement of Operations and Comprehensive Loss as net loss.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Program expense including clinical trial and third-party contracting costs	$10,021	$2,047	25,201	4,775
Bexotegrast - clinical trial and third party contracting costs	39	4,526	(1,049)	39,474
Employee-related expenses - research and development (excluding stock-based compensation)	2,738	5,180	9,031	26,010
General and administrative costs (excluding stock-based compensation)	5,216	6,261	15,460	25,497
Other segment items	7,728	10,255	22,733	37,040
Segment loss	25,742	28,269	71,376	132,796
Reconciliation of segment loss
Interest and other (income) expense, net	(1,365)	(2,783)	(4,588)	(9,452)
Interest expense	—	815	—	2,423
Net loss	$24,377	$26,301	$66,788	$125,767
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

15. Leases
On September 28, 2023, the Company entered into a lease agreement with HCP BTC, LLC, a Delaware limited liability company (“the Landlord”) for premises consisting of approximately 100,904 square feet of office and laboratory space located at Oyster Point Blvd, South San Francisco, California (the “Oyster Point Lease”), which is being used as a single unified Company headquarters. The lease term of approximately seven years started in the second quarter of 2024 when the Landlord substantially completed tenant improvements and may be extended for a period of eight years at the then prevailing market rates for a comparable property. Future lease payments are approximately $35.0 million which represent the non-cancellable periods of the lease. We excluded extension options that are not reasonably certain to be exercised from our lease terms. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease term. Our lease agreement provides us the right to sublet the premises, subject to approval by the Landlord. Additionally, the Company provided a letter of credit to the Landlord in the amount of $1.4 million in connection with the Oyster Point Lease, which is classified as restricted cash as of September 30, 2026.
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
The undiscounted future non-cancellable lease payments of the Company's operating lease liability as of September 30, 2026 were as follows (in thousands):

Operating Lease
2026 (remainder of the year)	764
2027	5,898
2028	7,468
2029	8,129
2030	8,414
2031	4,279
Total undiscounted lease payments	$34,952
Less: Present value discount	(7,173)
Total discounted lease payments	$27,779
Total current operating lease liabilities	$2,455
Total non-current operating lease liabilities	$25,324
Total lease liability	$27,779
The weighted-average remaining lease terms and discount rates related to the Company's operating leases were as follows:

	Nine Months Ended September 30,
	2026	2025
Weighted-average remaining lease term (in years)	5.0	6.0
Weighted-average discount rate	9.3%	9.3%
Variable lease costs consist primarily of the Company's proportionate share of operating expenses, property taxes, and insurance. Short-term lease expense recorded in operating expenses was immaterial for the three and nine months ended September 30, 2026 and 2025. Lease expenses for each of the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$1,506	$1,506	$4,517	$4,517
Other variable costs	526	510	1,497	1,462
Total expense	$2,032	$2,016	$6,014	$5,979

16. Defined Contribution Plan
The Company sponsors a defined contribution plan under Section 401(k) of the IRC covering substantially all full-time U.S. employees. Employee contributions are voluntary and are determined on an individual basis subject to the maximum allowable under federal tax regulations. The Company made contributions to the plan of $0.1 million and $0.6 million for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $1.2 million for the three and nine months ended September 30, 2025, respectively.
17. Net Loss Per Share Attributable to Common Stockholders
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been antidilutive:

	Nine Months Ended September 30,
	2026	2025
Options to purchase common stock	11,506,423	8,088,517
Restricted stock units	515,517	1,011,974
Total	12,021,940	9,100,491
18. Restructuring of Operations
On May 1, 2025, we announced a reduction in workforce that impacted approximately 45% of our then-current employees. The restructuring plan was completed in the third quarter of 2025 and costs amounted to $3.8 million.
In December 2025, we initiated an additional restructuring plan totaling $2.5 million of costs. The restructuring plan was completed on December 15, 2025 and the entire cost, consisting of severance and a benefits continuation payment was accrued within Accrued Compensation and Benefits as of December 31, 2025 and settled in cash during the three months ended March 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our condensed financial statements and related notes appearing elsewhere in this Report, as well as our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, or our 2025 10-K. This discussion and analysis contains forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intention, beliefs and projections. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A of this Report. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions. See also "Special Note Regarding Forward-Looking Statements."
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
Since inception, we have had significant operating losses. Our net loss was $24.4 million and $26.3 million for the three months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $926.2 million and cash, cash equivalents, short-term investments and restricted cash of $142.6 million. We expect to continue to incur net losses for the foreseeable future as we:
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
Third Quarter and Recent Developments
Oncology Program
PLN-101095 is an oral, small molecule, dual selective inhibitor of αvβ8 and αvβ1 integrins designed to overcome checkpoint resistance by blocking TGF-β activation in the tumor microenvironment. Pliant is currently conducting FORTIFY, a Phase 1a/1b open-label, dose-escalation and indication expansion trial (NCT06270706), to evaluate the safety, tolerability, pharmacokinetics, and preliminary evidence of antitumor activity of PLN-101095, in combination with pembrolizumab, in patients with immune checkpoint inhibitor (ICI)-refractory advanced or metastatic solid tumors.
•Strong enrollment continues in FORTIFY, a Phase 1b indication expansion trial. FORTIFY will enroll up to 102 patients across three cohorts including non-small cell lung cancer (NSCLC), clear cell renal cell carcinoma (ccRCC) and tumors with high tumor mutational burden. Patients are treated for 14 days with PLN-101095 dosed at 1,000 mg twice daily as monotherapy, after which pembrolizumab is added as combination therapy. Enrollment remains strong, progressing ahead of schedule with active sites in the United States and Spain with additional countries onboarding in the next several months. Interim data is expected in 2027.

•Presentations at Annual Meeting of the Society for Immunotherapy of Cancer (SITC) highlight PLN-101095 Phase 1 biomarker data and mechanism of action.
◦Researchers from Pliant presented new biomarker data from the Phase 1 trial showing that early induction of immune activation biomarkers during PLN-101095 monotherapy was associated with subsequent clinical response following pembrolizumab initiation. These findings support the hypothesis that TGF-β pathway inhibition promotes immune activation, T-cell recruitment into the tumor microenvironment, and enhanced cytotoxic effector function.
◦Researchers from the National Cancer Institute presented data demonstrating that the blockade of integrins αvβ8 and αvβ1 in combination with anti-PD-1 reduced TGF-β signaling leading to modulation of fibroblastic cell populations in the tumor microenvironment and increased infiltration and activation of cytotoxic CD8+ T cells. This resulted in an improvement in anti-tumor activity and survival.
Selective, Targeted, Integrin-mediated Delivery Platform
Utilizing our fully annotated library of 15,000+ integrin binding molecules, as well as our biological knowledge of cell-specific integrin receptor expression, Pliant has created a selective, targeted integrin-mediated delivery platform for cell- and tissue-selective extrahepatic delivery of drug payloads, including RNAi. The platform has broad applicability across multiple disease areas utilizing a variety of drug payloads.
•Tissue Specificity, Potency and Durability – Pliant has initiated multiple RNAi delivery programs targeting specific tissues through unique integrin expression profiles. The most advanced compounds to date selectively target skeletal and skeletal/cardiac muscle, respectively. In non-human primate studies, we have observed >75% target gene knockdown at eight weeks while avoiding liver and other non-targeted tissues.
•Plug-and-Play Compatibility – Pliant's integrin-directed small molecule delivery compounds can be loaded with RNAi payloads directed at any gene of interest. This allows a single compound to serve as the basis for rapid development of tissue-specific therapies to a broad array of indications. Additionally, while initial efforts are directed at RNAi, the platform is potentially capable of delivering a variety of therapeutic payloads.
•Initial Indications – Based on early findings showing the successful selective delivery of Pliant’s skeletal and cardiac muscle compounds, the Company plans to accelerate development with initial therapeutic programs focused in areas of high unmet need including neuromuscular diseases and rare cardiomyopathies where gene suppression modalities show promise.
Pliant plans to share additional details regarding muscle and cardiac, as well as other RNAi programs, including detailed preclinical data and specific indication and gene targets for development over the coming months.
Corporate Highlights
•Appointment of David Raben, M.D., as Chief Medical Officer. Dr. Raben is a leader in targeted immuno-oncology drug development and brings three decades of academic and biopharmaceutical oncology expertise. Most recently, Dr Raben served as Chief Medical Officer at Bicara Therapeutics.
•Appointment of Craig Blanchette, Ph.D., as Senior Vice President, Research (RNAi). Dr. Blanchette is a recognized leader in RNAi drug discovery with a track record of advancing novel delivery platforms and therapeutics. Dr. Blanchette brings more than two decades of drug discovery and development expertise, having most recently served as Chief Scientific Officer at Switch Therapeutics.
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

The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change
Employee related expenses	$4,296	$7,525	$(3,229)
Outside and consulting services for preclinical studies and research and development activities by third-party contract organizations	2,151	1,171	980
Clinical trials expenses	8,123	5,733	2,390
Depreciation of lab equipment and costs of equipment and supplies	417	906	(489)
Facilities expenses	1,366	1,504	(138)
Other expenses and other allocations *	1,579	1,099	480
Total research and development expenses	$17,932	$17,938	$(6)
*Including impairment charge from property and equipment held for sale in 2026
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

Financial Operations Overview
Comparison of the three months ended September 30, 2026 and 2025 (in thousands)

	Three Months Ended September 30,
	2026	2025	$ Change
Operating expenses:
Research and development	$(17,932)	$(17,938)	$6
General and administrative	(7,810)	(10,331)	2,521
Total operating expenses	(25,742)	(28,269)	2,527
Loss from operations	(25,742)	(28,269)	2,527
Interest and other income (expense), net	1,365	2,783	(1,418)
Interest expense	—	(815)	815
Net loss	$(24,377)	$(26,301)	$1,924
Research and development expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change
Program-specific external expenses:
Program expense including clinical trial and third-party contracting costs	$10,021	$2,047	$7,974
Bexotegrast - clinical trial and third party contracting costs	39	4,526	(4,487)
R&D non-program spend	214	331	(117)
Total program-specific external expenses	10,274	6,904	3,370
Unallocated internal expenses
Employee-related expenses	4,296	7,525	(3,229)
Depreciation of lab equipment and costs of equipment and supplies	417	906	(489)
Facilities expenses	1,366	1,504	(138)
Other expenses and other allocations *	1,579	1,099	480
Total unallocated internal expenses	7,658	11,034	(3,376)
Total research and development expenses	$17,932	$17,938	$(6)
*Including impairment charge from property and equipment held for sale in 2026
Research and development expenses for the three months ended September 30, 2026 was consistent with the same period of prior year. The $8.0 million increase in clinical trial related costs associated with PLN-101095 was almost fully offset by decreases in bexotegrast program expenses resulting from the June 2025 termination of bexotegrast development in IPF and a related reduction in employee-related expenses resulting from our 2025 restructuring activities, which significantly reduced our headcount.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2026 decreased $2.5 million, primarily due to a decrease in employee-related costs driven by reduced headcount resulting from our 2025 restructuring activities.
Interest and Other Income (Expense), Net
Interest and other income (expense), net decreased $1.4 million due to lower investment balances due to continued funding of operating activities.
Interest Expense
Interest expense for the three months ended September 30, 2026 decreased $0.8 million due to full repayment of the Amended Loan Agreement in 2025.

Comparison of the nine months ended September 30, 2026 and 2025 (in thousands)

	Nine Months Ended September 30,
	2026	2025	$ Change
Operating expenses:
Research and development	$(48,243)	$(93,572)	$45,329
General and administrative	(23,133)	(39,224)	16,091
Total operating expenses	(71,376)	(132,796)	61,420
Loss from operations	(71,376)	(132,796)	61,420
Interest and other income (expense), net	4,588	9,452	(4,864)
Interest expense	—	(2,423)	2,423
Net loss	$(66,788)	$(125,767)	$58,979
Research and development expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change
Program-specific external expenses:
Program expense including clinical trial and third-party contracting costs	$25,201	$4,775	$20,426
Bexotegrast - clinical trial and third party contracting costs	(1,049)	39,474	(40,523)
R&D non-program spend	1,116	2,006	(890)
Total program-specific external expenses	25,268	46,255	(20,987)
Unallocated internal expenses
Employee-related expenses	13,950	33,992	(20,042)
Depreciation of lab equipment and costs of equipment and supplies	1,419	3,590	(2,171)
Facilities expenses	4,186	5,122	(936)
Other expenses and other allocations *	3,420	4,613	(1,193)
Total unallocated internal expenses	22,975	47,317	(24,342)
Total research and development expenses	$48,243	$93,572	$(45,329)
*Including impairment charge from property and equipment held for sale in 2026
Research and development expenses for the nine months ended September 30, 2026 decreased $45.3 million, primarily due to discontinuing development of bexotegrast in IPF and lower employee-related expenses, driven by a reduction in headcount resulting from our 2025 restructuring activities. These decreases were partially offset by a $20.4 million increase in expense primarily associated with development of PLN-101095.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2026 decreased $16.1 million, primarily due to a decrease in employee related costs driven by reduced headcount resulting from our 2025 restructuring activities.
Interest and Other Income (Expense), Net
Interest and other income (expense), net decreased $4.9 million due to lower investment balances due to continued funding of operating activities.
Interest Expense
Interest expense for the nine months ended September 30, 2026 decreased $2.4 million due to full repayment of the Amended Loan Agreement in 2025.

Liquidity and Capital Resources

Overview
As of September 30, 2026, we had $142.6 million of cash, cash equivalents, short-term investments and restricted cash. Our short-term investments consist of U.S. Treasury securities, U.S. Government agency securities and highly rated, investment-grade corporate debt securities.
On March 30, 2026 we entered into a Sales Agreement with Leerink Partners LLC, or the Leerink Sales Agreement, as sales agent, pursuant to which we may issue and sell shares of common stock in an "at-the-market" offering. On March 30, 2026 we filed a registration statement on Form S-3 (File No. 333-294737) which included an "at the market offering" prospectus covering the offering, issuance and sale of up to $50.0 million of common stock under the Leerink Sales Agreement and a base prospectus registering the offer and sale of up to $300.0 million of debt securities, common stock, preferred stock, units and/or warrants. As of the date of this Report, we have not issued any shares pursuant to any at-the-market offerings, including pursuant to the Leerink Sales Agreement, but may do so at a future date.
In October 2025, we completed a voluntary prepayment of our Amended Loan Agreement with Oxford for $32.4 million, representing all outstanding principal, accrued and unpaid interest, fees, costs and expenses. Upon prepayment, all obligations, covenants, debts and liabilities under the Amended Loan Agreement were satisfied and discharged in full and we terminated the Amended Loan Agreement.
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
Our future funding requirements will depend on many factors, including the following:
•the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our product candidates, including our ongoing Phase 1a/1b open-label, dose escalation and indication expansion trial of PLN-101095, and any other preclinical studies and clinical trials of our product candidates;
•the clinical development plans we establish for these product candidates;
•the timelines of our clinical trials and the overall costs to conduct and complete the clinical trials, which may be impacted by health epidemics and pandemics;
•the number and characteristics of product candidates that we develop;
•the outcome, timing and cost of meeting regulatory requirements established by the FDA, and other comparable foreign regulatory authorities including but not limited to the European Medicines Agency, or EMA and the U.K. Medicines and Healthcare products Regulatory Agency or MHRA;
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
Cash Flows
Comparison of the nine months ended September 30, 2026 and 2025
The following summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(49,001)	$(110,548)
Net cash provided by investing activities	29,986	132,522
Net cash provided by financing activities	138	570
Net (decrease) increase in cash and cash equivalents	$(18,877)	$22,544
Cash Used in Operating Activities
Net cash used in operating activities decreased $61.5 million, primarily due to the discontinuation of the BEACON-IPF study in 2025 and the related restructuring of operations that reduced workforce and refocused development efforts toward PLN-101095, which is in an earlier, less capital-intensive phase of development.
Cash Provided by Investing Activities
Net cash provided by investing activities decreased $102.5 million compared to the same period of the prior year due to declining marketable securities balances resulting from continued funding of operations and a higher ratio of marketable securities purchases to maturities compared to the prior year period.
Cash Provided by Financing Activities
Net cash provided by financing activities decreased $0.4 million, as lower headcount and a decreased stock price yielded smaller proceeds associated with our Employee Stock Purchase Plan during the nine months ended September 30, 2026.

Critical Accounting Policies and Estimates
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
Recent Accounting Pronouncements
See Note 2 to the Notes to Condensed Unaudited Financial Statements of this Report for more information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objectives of our investment activities are to ensure liquidity and to preserve capital. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We had cash and cash equivalents, restricted cash and short-term investments of $142.6 million as of September 30, 2026 which consisted of bank deposits, highly liquid money market funds and short-term investments in U.S. treasury securities, U.S. government agency securities and corporate debt securities. Due to the short-term maturities of our cash equivalents and short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents or short-term investments.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

We have incurred significant net losses since our inception and have financed our operations principally through equity and debt financing and our prior collaboration with Novartis Institute for Biomedical Research, Inc., or Novartis. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss was $24.4 million and $66.8 million for three and nine months ended September 30, 2026, respectively, and $26.3 million and $125.8 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $926.2 million. We have devoted substantially all of our resources and efforts to research and development, and we expect that it will be at least several years, if ever, before we generate revenue from product sales. Even if we receive marketing approval for and commercialize one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to further develop and, if approved, market additional potential product candidates.
We expect to continue to incur significant losses for the foreseeable future as we:
•advance our product candidates through clinical development, and, if successful, later-stage clinical trials;
•further develop programs related to our selective, targeted, integrin-mediated delivery platform;
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
As of September 30, 2026, we had approximately $142.6 million in cash, cash equivalents, restricted cash and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our anticipated operating expenses and capital expenditure requirements for the next 12 months and beyond. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of PLN-101095 and any other programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing, and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
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
•the ability to secure a positive recommendation following the health technology assessment by the health technology bodies in the relevant market;
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
To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Historically, the general approach for FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population. In February 2026, the then-FDA Commissioner publicly indicated that a single adequate and well-controlled pivotal clinical trial supported by confirmatory evidence would be the FDA's default standard moving forward for novel products, rather than two such trials; this statement was not a formal agency action, and the scope, implementation and durability of this policy position remains uncertain. In June 2026, FDA issued revised draft guidance clarifying how sponsors can rely on one scientifically rigorous adequate and well-controlled clinical investigation with confirmatory evidence to satisfy the statutory substantial evidence of effectiveness standard. FDA retains broad discretion to require additional clinical data for any product candidate, including a second adequate and well-controlled clinical trial. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. A product candidate can fail at any stage of testing, even after observing promising signals of activity in earlier preclinical studies or earlier stage clinical trials. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, in March 2025, we announced that we were discontinuing the BEACON-IPF Phase 2b trial, and in June 2025, that we were discontinuing development of bexotegrast in IPF. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A large number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials or divergent conclusions by the FDA, other regulatory agencies, institutional review boards, or IRBs, data safety monitoring boards, or DSMBs, or others in connection with such findings.
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
Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or foreign regulatory authorities from approving another marketing application for a product that constitutes a similar medicinal product treating the same indication for that marketing exclusivity period, except in limited circumstances. The applicable period is seven years in the United States and ten years in the EEA. The exclusivity in the EEA can be reduced to a period of six years if the orphan designation criteria are no longer met in the fifth year, including if the product is sufficiently profitable so that market exclusivity is no longer justified. Proposed amendments to European Union regulations regarding orphan medicines have been agreed by the European Parliament and Council of the European Union, which, if formally adopted, would reduce the ten-year marketing exclusivity period for certain orphan medicinal products to nine years.
Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.
Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs with different active moieties can be approved for the same condition in the United States or EEA. Even after an orphan drug is approved, the FDA or EMA, as applicable, may subsequently approve another drug with the same active moiety for the same condition if the FDA, or EMA, as applicable, concludes that the latter drug is not a similar medicinal product or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.
A Fast Track designation by the FDA, even if granted for current or future product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that PLN-101095 or our other product candidates will receive marketing approval.
We recently obtained Fast Track designation for PLN-101095 in combination with pembrolizumab for the treatment of ICI-refractory solid tumors, and may seek such designation for our other future product candidates. If a drug product is intended for the treatment of a serious or life-threatening disease or condition and it demonstrates the potential to address unmet medical needs for such a disease or condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. We may seek Fast Track designation for our product candidates, but there is no assurance that the FDA will grant this designation to any of our proposed product candidates. Marketing applications submitted by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, such as we did in August 2026 for PLN-101095 in combination with pembrolizumab for the treatment of ICI-refractory solid tumors, we may not experience a faster development process, review or approval compared to conventional FDA procedures or pathways and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.
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
Moreover, the healthcare regulatory landscape can also be affected by election cycles and any resulting changes in healthcare policy priorities and broader industry response. For example, the current Administration has pursued most-favored-nation, or MFN, pricing measures, seeking to align U.S. prices or reimbursement for prescription drugs with the lower prices paid in other economically equivalent countries, including through the issuance of several executive orders. In addition, on December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs: the Global Benchmark for Efficient Drug Pricing Model, or GLOBE, for Medicare Part B and the Guarding U.S. Medicare Against Rising Drug Costs Model, or GUARD, for Medicare Part D. On October 2, 2026, CMS published the final rule for GLOBE, which is scheduled to take effect on November 30, 2026. As finalized, GLOBE is a mandatory model under Section 1115A of the Social Security Act that, beginning January 1, 2027, with a performance period running from April 1, 2027 through March 31, 2032, would require manufacturers of certain single-source Part B drugs furnished in randomly selected geographic areas covering approximately 25% of Original Medicare Part B beneficiaries to pay rebates calculated by reference to international benchmark prices, in place of the existing Part B inflation rebate calculation. Relative to the proposed rule, CMS narrowed GLOBE’s scope, including by excluding orphan-only drugs, plasma-derived products and certain cell and gene therapies, and CMS has stated that it intends to waive mandatory participation for any calendar quarter in which a manufacturer participates in the voluntary GENErating Cost Reductions for U.S. Medicaid, or GENEROUS, Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program, in which a number of manufacturers have agreed to participate. Although participation is voluntary, the GENEROUS Model, together with GLOBE and GUARD, could impact the drug pricing landscape for manufacturers, including through its effect on the application of GLOBE and, potentially, GUARD.
CMS has not yet finalized GUARD, which, as proposed, would apply a similar MFN-based rebate approach to qualifying Medicare Part D drugs, and we cannot predict whether or when GUARD will be finalized or whether it will include exclusions or waivers similar to those in GLOBE. On October 7, 2026, the Pharmaceutical Research and Manufacturers of America filed suit in the U.S. District Court for the District of Columbia challenging GLOBE as unlawful, beyond CMS’s statutory authority and unconstitutional, and seeking injunctive relief. We cannot predict the outcome of this litigation or whether GLOBE will take effect on its current timeline. In addition, CMS has indicated that GLOBE’s current design is a first-phase test and that the model could be expanded in the future, including on a nationwide basis, if applicable statutory criteria are met. Accordingly,

GLOBE, GUARD or similar MFN-based models, as finalized, expanded or modified, could adversely affect the prices we or any collaborator may obtain for any approved product.
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
We intend to seek approval to market PLN-101095 and our other product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of drugs is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. Furthermore, in many European countries (including the U.K.), effective access to the market depends on whether the product obtains a positive recommendation from the relevant health technology assessment body, and the requirements governing drug pricing and reimbursement are the prerogative of the Member States and vary widely from country to country and reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. Since January 2025, new oncology medicines authorized in the EU are subject to joint clinical assessments at the EU level under the Regulation No 2021/2282 on Health Technology Assessment, or the HTA Regulation. These assessments support the EU member states' national health technology assessment processes, providing a scientific analysis of clinical evidence on the relative effects of such medicines on health outcomes. Individual EU member states continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursements.
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
Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. Under the Leahy-Smith America Invents Act, or America Invents Act, enacted in 2011, the United States moved from a “first to invent” to a “first-to-file” system for patent applications filed on or after March 16, 2013. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.
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
At the EU level, the Court of Justice of the EU, or CJEU, has narrowed the availability of patent term extension for second medical use therefore affecting the scope of patent protection available.
If we do not obtain patent term extension, data exclusivity and orphan exclusivity for PLN-101095 or any other product candidates we may develop, our business may be materially harmed.
Depending upon the timing, duration, and specifics of any FDA or foreign marketing approval of PLN-101095 or any other product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, within the EU, regulatory protections afforded to medicinal products such as data exclusivity, marketing protection, market exclusivity for orphan indications and pediatric extensions are subject to potential future changes under the proposed reform of the EU pharmaceutical legislation. The European Commission introduced legislative proposals in April 2023 intended to replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children), or the EU Pharma Package. In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the European Union adopted its position. A common position on the text was agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions under the EU Pharma Package remain to be formally adopted into EU law, and are not expected to become applicable before 2028. The EU Pharma Package, among other reforms, proposes to reduce the number of years of baseline regulatory market protection from two years to one and the number of years of baseline market exclusivity for standard orphan products from ten years to nine years. If we are unable to obtain patent term extension or the term of any such extension is less than we request, or if data exclusivity or other regulatory protections is further reduced in the future, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed. It should be noted that the EU Pharma Package would also affect the current EU legal framework of pediatric medicines as well as the framework applicable to patent term extension, also called Supplementary Protection Certificates
If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
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
In addition, we rely on vendors in foreign jurisdictions, including China, including a subsidiary of WuXi AppTec Co. Ltd., or WuXi, for our clinical drug supply. The United States Congress has raised concerns about the level of U.S. biotechnology companies' dependence on Chinese biotechnology entities for support in the research, development, and production of drugs, citing allegations of wrongdoing on behalf of Chinese biotechnology companies, such as misappropriation of U.S. intellectual property and genetic information. Accordingly, in December 2025, Congress passed the National Defense Authorization Act for Fiscal Year 2026, which includes Section 851, commonly referred to as the BIOSECURE Act. The BIOSECURE Act restricts U.S. government agencies from procuring biotechnology equipment or services from, or entering into contracts with, entities that use biotechnology equipment or services from designated "biotechnology companies of concern," or BCCs, and from expending federal loan or grant funds for such equipment or services. In June 2026, WuXi was added to the Department of Defense's Section 1260H list of Chinese military-civil fusion companies, which is one of two statutory pathways to BCC designation under the BIOSECURE Act. WuXi, however, challenged its 1260H designation. On August 7, 2026, the U.S. District Court for the District of Columbia preliminarily enjoined the Department of Defense from giving effect to WuXi's 1260H designation. In response to the injunction, WuXi was removed from the 1260H list by a Department of Defense notice signed on November 5 and published in the Federal Register on November 10, 2026. The removal, however, was without prejudice to the Department of Defense re-listing the company on additional or supplementary grounds. In addition, the Office of Management and Budget may still designate WuXi as a BCC using a pathway that does not rely on the 1260H list. If WuXi or other current or future vendors with whom we work are designated as BCCs, or if our collaborators, customers, investors or future commercial partners become subject to BIOSECURE-related restrictions as a result of their relationship with such vendors, we could be required to terminate or restructure existing arrangements, transition manufacturing or other services to alternative suppliers, or delay or suspend development activities, subject to a grace period of 5 years during which we may continue to work with such restricted vendor. Any such transaction could involve significant cost, operational complexity, regulatory risk and delays, and alternative suppliers may not be available on acceptable terms or at all.
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
Recent and ongoing changes in the United States’ trade policy with foreign countries, including the continued uncertainty surrounding U.S. tariffs and potential retaliatory measures by foreign governments, may disrupt the global supply chain for biopharmaceutical products. For example, in April 2025, the United States imposed “reciprocal” tariffs, which were broad tariffs on imports from virtually all countries, with particularly high tariffs on imports from China. The U.S. Supreme Court invalidated these reciprocal tariffs on February 20, 2026. However, in July 2026, the United States imposed new tariffs ranging from approximately 10%-12.5% on virtually all imports to the United States. The United States has also imposed significantly higher tariffs applicable to certain imports in select industries, including certain pharmaceuticals. The United States also is investigating whether to impose additional broad-based tariffs, and has completed or is undertaking other investigations that could result in further product- or industry-specific tariffs. These historically elevated tariffs have resulted in other countries imposing additional tariffs on imports from the United States, and may result in more retaliatory tariffs. Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients, raw materials, laboratory equipment and research materials and components. The outcome of any current or future legal challenges to these new tariffs is presently unclear, and these tariffs may result in increased costs for raw materials and contract manufacturing services, reduced ability to source critical contract manufacturing organizations, and a delay in our development timelines.
Additionally, the manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMPs. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.
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
The use of artificial intelligence, or AI, in our operations may result in risks that can impact our operations including by posing risks to our confidential information, proprietary information and personal information, and exposure to reputational harm and legal liability.
We face emerging risks with the use of AI and related technologies, which we have recently implemented and which may continue to further integrate into our day-to-day operations. Our use and development of AI, as well as the use by our third party vendors, could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that impact on our operations, including our clinical trials and the continued development of our selective, targeted, integrin-mediated delivery platform. Use of AI generally comes with many risks, including, but not limited to, risks related to accuracy, bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, inequality, and environmental harms. In addition, certain uses of AI, such as using AI for drug discovery, clinical trial data analysis, or preparation of regulatory submission, may give rise to increased business risks including risks to our intellectual property and confidential information. Misuse or malfunction may result in inadvertent disclosure of our confidential information, claims of intellectual property infringement, or impairment to our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools.
Moreover, use of AI also presents legal and compliance risks, and we may be subject to legal, reputational, and monetary harms if our implementation and use of AI does not align with emerging AI regulations, both in the US and abroad. While there is currently no federal regulation governing AI, many states have proposed or passed laws focusing on AI governance and regulation, including California, our principal place of business. The FDA has also issued draft guidance in 2025 on the use of AI in regulatory decision-making for drug and biological products that centers on the context of use while establishing a credibility assessment framework for establishing and evaluating AI model outputs intended to support regulatory decision-making. Furthermore, the European Union Artificial Intelligence Act, or the EU AI Act, which was approved in 2024 and whose provisions are being implemented on a rolling basis with most core provisions applicable as of August 2, 2026, regulates AI by risk level, and obligates certain uses to disclosure, risk management, human oversight and/or documentation while prohibiting others. Non-compliance with the EU AI Act could incur penalties between 7.5 million Euros or 1% of our total worldwide annual turnover and the higher of 35 million Euros or 7% of our total worldwide annual turnover, depending on the risk level of the non-compliance.
However, despite the emerging operational and compliance risks, we would face competitive risks if we fail to adopt AI or other machine learning technologies in a timely fashion as many companies in our industry have similarly implemented AI into their operations. We may therefore need to dedicate resources to ensure we manage these risks and comply with all applicable AI laws.
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
We are required to disclose changes made in our internal controls and procedures on a quarterly basis. However, for as long as we are a "non-accelerated filer," as defined by the SEC, our independent registered public accounting firm is not required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management's assessment might not.
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
Our common stock is currently listed on the Nasdaq Global Select Market, and we are subject to Nasdaq's continued listing requirements, which require, among others, that we have a minimum closing bid price of $1.00 and meet either the equity standard, market value standard, or total assets/total revenue standard. On November 9, 2026, the consolidated closing bid price of our common stock was $0.80 per share, and it has not closed above $1.00 since October 9, 2026. If we fail to satisfy the continued listing requirements of the Nasdaq Global Select Market, and are unable to regain compliance during a compliance period, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements of such market (or another market tier) would allow our common stock to become listed again, stabilize the market price or improve liquidity of our common stock, prevent our common stock from dropping below the minimum bid price requirement or prevent future non-compliance with Nasdaq's listing requirements.
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
Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain cross-border data transfers and transactions involving certain foreign countries. In particular, the U.S. Department of Justice issued a rule referred to as the Data Security Program, or the DSP, to implement Executive Order 14117 effective as of April 8, 2025. The DSP prohibits or restricts certain transactions that involve access by “countries of concern” (including China) or “covered persons” (as defined in the DSP) to “government-related” or “bulk U.S. sensitive personal data,” including but not limited to personal health data, genomic and other ’omic data and certain biospecimens of U.S. persons, or government-related data. Unless an exemption applies, the DSP does not exempt key-coded or otherwise anonymized, pseudonymized, de-identified or encrypted data. The DSP prohibits, among other things, a U.S. person from knowingly providing countries of concern or covered persons with access to bulk U.S. sensitive personal data through “data brokerage” transactions, or, if pursuant to a vendor, employment, or investment agreement, providing countries of concern or covered persons with access to bulk U.S. human ’omic data and related biospecimens. In addition, unless exempt, the DSP also restricts the provision of bulk U.S. sensitive personal data (excluding human ’omic data and related biospecimens) to countries of concern or covered persons in the context of vendor agreements, employment agreements, and investment agreements, meaning such transactions can only occur if certain compliance obligations prescribed by the DSP are implemented.
Compliance with the DSP may require us to invest heavily in data security and compliance measures, including recordkeeping, reporting, and auditing requirements. It may also require us to implement new processes, stop or restrict the provision of certain data access, or cease relationships with certain third parties or using certain tools or vendors, any of which could materially impact our business operations or hinder our ability to conduct clinical trials. Any actual or alleged violations of the DSP may be punishable by criminal and/or civil sanctions, injunctions, or other enforcement actions, which could materially adversely affect our business, results of operations, and financial condition.
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
Diverging regulatory and other requirements between the United Kingdom and the European Union could have a material adverse effect on our business.
Because the regulatory framework in the U.K. covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products may depart from EU Directives and Regulations, it could materially impact the future regulatory regime with respect to the approval of PLN-101095 or our other product candidates in the U.K. For instance, in April 2026, the Medicines for Human Use (Clinical Trials) (Amendment)

Regulations 2025 came into force, overhauling the U.K.'s clinical trials approval process and requirements. In addition, a separate process will be required for authorization of drug products covering the U.K. or Great Britain only. Moreover, the MHRA has launched new procedures designed to accelerate the marketing authorization application process including the Innovative Licensing and Access Pathway, or ILAP, and the International Recognition Procedure. The ILAP is an accelerated assessment procedure for marketing authorization applications facilitating the early interaction with pricing authorities and HTA bodies which aims to enable companies to enter the U.K. market faster. In January 2024, the MHRA also launched a new International Recognition Procedure for Great Britain (England, Scotland and Wales) marketing authorization applications whereby the MHRA will, when considering such applications, recognize the approval of medicines by trusted reference regulators in Australia, Canada, Switzerland, Singapore, Japan, United States and EU following its own abbreviated assessment. Any delay in obtaining, or an inability to obtain, any regulatory approvals, as a result of Brexit or otherwise, would prevent us from commercializing PLN-101095 or our other product candidates in the U.K. and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. and/or EU for PLN-101095 or our other product candidates, which could significantly and materially harm our business.
The TCA allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products. The U.K. Government and the EU adopted a new agreement, the “Windsor Framework,” which amended the Northern Ireland Protocol. According to the Windsor Framework, medicinal products intended for the U.K. market, including Northern Ireland, will be authorized by the MHRA and will bear a “U.K. only” label. This means that medicinal products placed on the market in Northern Ireland will no longer need to be compliant with EU law. These new measures were implemented on January 1, 2025.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement in the three months ended September 30, 2026, as terms are defined under Item 408(a) of Regulation S-K.

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

10.1*#	Offer Letter, by and between Registrant and David Raben, dated September 23, 2026.

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________________
*    Filed herewith
#    Represents management compensation plan, contract, or arrangement.
(1)    The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates them by reference.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 12, 2026

PLIANT THERAPEUTICS, INC.

By:	/s/ Bernard Coulie
Bernard Coulie, M.D., Ph.D.
President and Chief Executive Officer

By:	/s/ Keith Cummings
Keith Cummings, M.D., M.B.A.
Chief Financial Officer (Principal Financial Officer)